Form 10-K
period 2018-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2019-03-08
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Emerging reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $222,959,000 based on the price at which the stock was last sold on June 30, 2018.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 7, 2019
	13,712,431	shares
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Shareholders to be held on May 15, 2019 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2018.

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
At December 31, 2018, the Bank was our only banking subsidiary.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  We serve nine contiguous counties in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2018, we had consolidated total assets of approximately $1,537,836,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
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
As of March 1, 2019, we had a total of 309 employees and 290 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 21 full-service banking offices in Cameron Park, Clovis, Exeter, Fair Oaks, Folsom, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Rancho Cordova, Roseville, Sacramento, Stockton, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also offers Internet banking.  Internet banking consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division in Fresno.  The Real Estate Division processes or assists in processing the majority of the Bank's real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.42% in 2018 compared to 3.69% in 2017 based on FDIC deposit market share information published as of June 30, 2018. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2018 and 2017. We have a diversified loan portfolio. At December 31, 2018, we had total loans of $918,695,000.  Total commercial and industrial loans outstanding were $101,533,000, total agricultural land and production loans outstanding were $7,998,000, total real estate construction and other land loans outstanding were $101,606,000; total other real estate loans outstanding were $597,970,000, total equity loans and lines of credit were $69,958,000 and total consumer installment loans outstanding were $38,038,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
In addition to acquisitions, we have experienced organic growth by expanding our branch network. Opening new branches provides us with opportunities to expand our loan and deposit base; however, based on past experience, management expects these new offices may initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  Management of the Bank analyses its branch network on an ongoing basis to determine whether to open new branches or consolidate or eliminate existing branches in the future. In 2018, we consolidated three banking offices into branches currently serving the same communities - one in Visalia, one in Tracy, and one in Folsom. In February 2017, the Bank established the Real Estate and Agribusiness Center Branch in Fresno, California. The Bank’s private banking office in Gold River, California was closed in late April 2017. The Bank opened a full-service branch in Roseville, California the same weekend in April 2017.
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
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a material adverse effect on our business. However, at December 31, 2018 approximately 83.8% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 12% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, El Dorado, Madera, Merced, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

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
Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.42% in 2018 compared to 3.69% in 2017 based on FDIC deposit market share information published as of June 2018. In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2018 there were 135 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. In San Joaquin County, in addition to our three full service branch locations, as of June 30, 2018 there were 97 operating banking and credit union offices. In Tulare County, in addition to our three branches there were 53 operating banking and credit union offices in our primary service area. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2018 and 2017.  In Merced County, in addition to our one branch, as of June 30, 2018 there were 28 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our three branches, as of June 30, 2018 there were 212 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 85 operating banking and credit union offices in our primary service area. In El Dorado County, in addition to our one branch, there were 39 operating banking and credit union offices in our primary service area. In Placer County, in addition to our one branch, there were 93 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2018, the Bank’s legal lending limits to individual customers were $26,715,000 for unsecured loans and $44,525,000 for unsecured and secured loans combined.
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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, the California Department of Business Oversight (DBO) and the Consumer Financial Protection Bureau (CFPB). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:

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
PAYMENT OF DIVIDENDS

THE COMPANY

Our shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding. The principal source of cash revenue to the Company is dividends received from the Bank.  The Bank’s ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.
The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; or (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition. If the Company fails to adhere to these policies, the Federal Reserve could find that the Company is operating in an unsafe and unsound manner. See “Supervision and Regulation-Regulatory Capital Requirements” below.
Subject to exceptions for well-capitalized and well-managed holding companies, Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10 percent of consolidated net worth for any 12-month period. In addition, Federal Reserve policy requires that bank holding companies consult with and inform the Federal Reserve in advance of (i) redeeming or repurchasing capital instruments when experiencing financial weakness and (ii) redeeming or repurchasing common stock and perpetual preferred stock if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.
As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a retained earnings test or a “balance sheet” test. Under the retained earnings test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (i) the amount of the distribution plus (ii) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution if, immediately after the distribution, the value of its assets equals or exceeds the sum of (a) its total liabilities plus (b) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, the Company may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature.

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

REGULATORY CAPITAL REQUIREMENTS

The federal banking agencies have risk-based capital adequacy requirements intended to provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items. In 2013, the bank regulatory agencies issued final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and certain provisions of the Dodd-Frank Act (“Dodd-Frank”). The Basel III Capital Rules became effective on January 1, 2015.
The Basel III Capital Rules require the Bank to comply with several minimum capital standards. The Bank must maintain a Tier 1 leverage ratio of at least 4.0%; a common equity Tier 1, which we refer to as CET1, to risk-weighted assets of 4.5%; a Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets of at least 6.0% and a total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%. CET1 capital is generally defined as common stockholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and Additional Tier 1 capital. Additional Tier 1 capital generally includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus Additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan loss limited to a maximum of 1.25% of risk-weighted assets. We exercised the opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”) in part to avoid significant variations in our capital levels resulting from changes in the fair value of our available-for-sale investment securities portfolio as interest rates fluctuate. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into CET1 capital (including unrealized gains and losses on available-for-sale-securities). The calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.

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
In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. The capital conservation buffer requirement was being phased in over a four-year period beginning on January 1, 2016 at 0.625%, increasing by 0.625% each January 1 until it reached 2.5% on January 1, 2019.
On Aug. 28, 2018, the Federal Reserve issued an interim final rule, “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement and Related Regulations; Changes to Reporting Requirements,” as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA). The rule expands the applicability of its small-bank holding company policy statement from $1 billion to $3 billion total consolidated assets. The policy statement also applies to savings and loan holding companies with total consolidated assets of less than $3 billion. The final rule exempts holding companies with total consolidated assets of less than $3 billion from consolidated capital requirements.
In 2018, banking organizations are required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. As phased-in on January 1, 2019, the Bank is required to meet minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to the Bank include:

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

As of December 31, 2018, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.

BANK SECRECY ACT/ANTI-MONEY LAUNDERING REGULATIONS

The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 is commonly referred to as the Bank Secrecy Act (BSA), which has been frequently updated. The purpose of BSA is to require financial institutions to maintain certain records and file certain reports that have a high degree of usefulness in criminal, tax and regulatory investigations or proceedings and to implement an anti-money laundering program. Under the Uniting and Strengthening

America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001 the BSA regulation was amended. Financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and identifying customers when establishing new relationships and standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The Customer Due Diligence (CDD) final rule, which was effective in 2018, also amended the BSA regulation. The CDD rule aims to improve financial transparency and prevent criminals and terrorists from misusing companies to disguise their illicit activities and launder their ill-gotten gains. The Bank has extensive controls in place to comply with these requirements.

OFFICE OF FOREIGN ASSETS CONTROL

The Office of Foreign Assets Control (OFAC), is a financial intelligence and enforcement agency of the U.S. Treasury Department. It administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes. The OFAC regulations require financial institutions to block or reject payments, transfers, withdrawals or other dealings with respect to accounts and assets of countries that are identified by the president as being a threat to national security. This may also include dealings with accounts and assets of nationals of a sanctioned country and with other specially designated individuals (such as designated narcotics traffickers). Financial institutions are also required to report all blocked transactions to OFAC within 10 business days of the occurrence. The Bank has extensive controls in place to comply with these requirements.
.

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
The Bank is subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by Dodd-Frank. However, financial institutions like the Bank with assets of less than $10 billion are exempted from the cost of this increase. The restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends when the DRR reaches 1.5% or greater. On September 30, 2018, the DIF reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended; the last surcharge on large banks was collected on December 28, 2018. and 2) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%.
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
In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation (“FICO”) bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.00035% of average total assets less average tangible equity for the third quarter of 2018. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2018. Those assessments will continue until the Financing Corporation bonds mature in 2019.
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

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2018 may be obtained without charge upon written request to David A. Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.
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
The Bank conducts banking operation principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our financial performance, results of operation and cash flows. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operation and financial condition. The agricultural industry has been affected by declines in prices and the rates of price growth for various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.
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

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.
Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.
At December 31, 2018, $770 million, or 83.80% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.
Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations and financial condition.
The laws, regulations and standard operating procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

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
At December 31, 2018, our non-performing loans and leases were 0.30% of total loans and leases compared to 0.32% at December 31, 2017, and 0.29% at December 31, 2016, and our non-performing assets (which include foreclosed real estate) were 0.18% of total assets compared to 0.18% at December 31, 2017.  The allowance for credit losses as a percentage of non-performing loans and leases was 332.26% as of December 31, 2018 compared to 305.32% at December 31, 2017.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-

performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for credit loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank for the fiscal year beginning after December 15, 2019 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. Management established a task force to begin the implementation process. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. The Bank will likely be required to increase its allowance for credit losses as a result of the implementation of CECL. An increase in the allowance would increase the provision for credit losses, decreasing net income and retained earnings.
On April 13, 2018, the Federal Reserve Board, FDIC, and Office of the Comptroller of the Currency issued a Notice of Proposed Rulemaking regarding the implementation of CECL methodology for allowances and related adjustments to regulatory capital rules. This proposed rule is subject to a 60-day comment period but, if implemented as proposed, the primary impact would be that the Bank would be able to phase in over three years the adverse effects on regulatory capital that may result from the adoption of CECL. As stated above, the Bank will be required to adopt CECL beginning in the first fiscal year beginning after December 15, 2019.

We have a significant deferred tax asset and cannot assure that it will be fully realized.
Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2018, we had a net deferred tax asset of $11.183 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2018, we held stock in the FHLB totaling $6,843,000 as compared to our minimum required stock holding of $6,200,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend paying practices will continue.  As of December 31, 2018, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2018, we had approximately $53,777,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, Sierra Vista Bank in October 2016, and Folsom Lake Bank in October 2017.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.
We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.
Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 7, 2019, we had approximately 1,020 shareholders of record.
The following table shows the high and low sales prices for the common stock for each quarter as reported by The NASDAQ Stock Market and cash dividend payment for each quarter presented.

Common Stock Prices and Dividends

	Quarter 1 2017	Quarter 2 2017	Quarter 3 2017	Quarter 4 2017	Quarter 1 2018	Quarter 2 2018	Quarter 3 2018	Quarter 4 2018
High	$22.44	$23.94	$23.28	$22.75	$21.70	$22.34	$22.14	$21.89
Low	$18.42	$17.62	$18.57	$19.06	$18.05	$19.02	$20.82	$15.66
Dividends per share	$0.06	$0.06	$0.06	$0.06	$0.07	$0.07	$0.08	$0.09

We paid common share cash dividends of $0.31 and $0.24 per share in 2018 and 2017, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
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
ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the fourth quarter of the year ended December 31, 2018 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
10/1/2018 - 10/31/2018	—	$—	—	$10,000
11/1/2018 - 11/30/2018	—	—	—	10,000
12/1/2018 - 12/31/2018	47,862	18.68	47,862	9,106
Total	47,862	$18.68	47,862
(1) The Company approved a stock repurchase program effective July 18, 2018 with the intent to purchase up to $10,000,000 worth of the Company’s outstanding common stock, or approximately 470,810 shares. During the year ended December 31, 2018, the Company repurchased and retired a total of 47,862 shares at an approximate cost of $894,000. As adopted, the stock repurchase program will expire on July 18, 2019.
(2) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2018, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	154,440	(1)	$8.68	809,996	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	154,440		$8.68	809,996
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
At December 31, 2018, there were 63,529 shares of restricted common stock issued and outstanding. No options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2018 and 2017 from any of the Company’s stock based compensation plans. During the year ended December 31, 2018, 22,204 shares of restricted common stock were granted under the 2015 Plan. No restricted common stock shares were granted during the year ended December 31, 2017.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per-share amounts)	2018	2017	2016	2015	2014
Statements of Income
Total interest income	$64,187	$57,376	$46,676	$41,822	$41,039
Total interest expense	1,484	1,137	1,096	1,047	1,156
Net interest income before provision for credit losses	62,703	56,239	45,580	40,775	39,883
Provision for (reversal of) credit losses	50	(1,150)	(5,850)	600	7,985
Net interest income after provision for credit losses	62,653	57,389	51,430	40,175	31,898
Non-interest income	10,324	10,836	9,591	9,387	8,164
Non-interest expenses	45,068	44,406	38,922	36,016	35,338
Income before provision for (benefit from) income taxes	27,909	23,819	22,099	13,546	4,724
Provision for (benefit from) income taxes	6,620	9,793	6,917	2,582	(570)
Net income	$21,289	$14,026	$15,182	$10,964	$5,294
Basic earnings per share	$1.55	$1.12	$1.34	$1.00	$0.48
Diluted earnings per share	$1.54	$1.10	$1.33	$1.00	$0.48
Cash dividends declared per common share	$0.31	$0.24	$0.24	$0.18	$0.20

	December 31,
(In thousands)	2018	2017	2016	2015	2014
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$477,932	$604,801	$558,132	$580,544	$520,511
Net loans	909,591	891,901	747,302	588,501	564,280
Total deposits	1,282,298	1,425,687	1,255,979	1,116,267	1,039,152
Total assets	1,537,836	1,661,655	1,443,323	1,276,736	1,192,183
Shareholders’ equity	219,738	209,559	164,033	139,323	131,045
Earning assets	1,406,987	1,505,436	1,319,065	1,173,591	1,074,942
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$526,606	$568,426	$560,860	$529,046	$513,866
Net loans	903,204	784,085	636,475	577,784	531,382
Total deposits	1,333,754	1,284,305	1,144,231	1,065,798	1,006,560
Total assets	1,577,410	1,491,696	1,321,007	1,222,526	1,157,483
Shareholders’ equity	211,324	182,507	154,325	135,062	130,414
Earning assets	1,435,025	1,358,930	1,205,142	1,112,758	1,052,097

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
During 2018, we focused on asset quality and capital adequacy due to the uncertainty created by the economy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2018, the Bank operated 21 full-service offices. The Bank has a Real Estate Division, an Agribusiness Center and an SBA Lending Division in Fresno.  The Real Estate Division processes or assists in processing the majority of the Bank's real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

Over the last several years the economy, as evidenced by the California and Central Valley unemployment rates, and housing prices have shown slow but steady improvement.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.

Agriculture and agricultural related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices, currency exchanges, and demand. From time to time, California experiences severe droughts or adverse weather issues, which could significantly harm the business of our customers and the credit quality of the loans to those customers. We closely monitor the water resources and the related issues affecting our customers, and will remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.
An additional negative affect on the agricultural is the “Tariff War”, especially with China. The increased tariffs on agricultural products by China has an adverse effect on demand potentially causing financial difficulty for farmers. We are closely monitoring how the agricultural industry is adapting through developing new markets for their products.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2018 was $1.54 compared to $1.10 and $1.33 for the years ended December 31, 2017 and 2016, respectively.  Net income for 2018 was $21,289,000 compared to $14,026,000 and $15,182,000 for the years ended December 31, 2017 and 2016, respectively.  The increase in net income and EPS was primarily driven by the increase in net interest income and decrease in provision for income taxes, offset by the increase in non-interest expense, increase in provision for credit losses, and decrease in non-interest income in 2018 compared to 2017. Total assets at December 31, 2018 were $1,537,836,000 compared to $1,661,655,000 at December 31, 2017.
Return on average equity for 2018 was 10.07% compared to 7.69% and 9.84% for 2017 and 2016, respectively.  Return on average assets for 2018 was 1.35% compared to 0.94% and 1.15% for 2017 and 2016, respectively.  Total equity was $219,738,000 at December 31, 2018 compared to $209,559,000 at December 31, 2017.  The increase in equity in 2018 compared to 2017 was primarily driven by the retention of earnings, net of dividends paid, offset by a decrease in unrealized gains on available-for-sale securities, net of estimated taxes, recorded in accumulated other comprehensive income (AOCI).
Average total loans increased $118,785,000 or 14.97% to $912,128,000 in 2018 compared to $793,343,000 in 2017.  In 2018, we recorded a provision for credit losses of $50,000 compared to a reverse provision of $1,150,000 in 2017 and a reverse provision of $5,850,000 in 2016.  The Company had nonperforming assets consisting of $2,740,000 in nonaccrual loans at December 31, 2018.  At December 31, 2017, nonperforming assets totaled $2,945,000.  Net loan loss recoveries for 2018 were $276,000 compared to $602,000 for 2017 and $5,566,000 for 2016.  Refer to “Asset Quality” below for further information.

Dividend Declared

On January 23, 2019, the Board of Directors declared a $0.10 per share cash dividend payable on February 23, 2019 to shareholders of record as of February 8, 2019.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 10.07% for the year ended 2018 compared to 7.69% and 9.84% for the years ended 2017 and 2016, respectively.
Our net income for the year ended December 31, 2018 increased $7,263,000 compared to 2017 and decreased $1,156,000 in 2017 compared to 2016.  During 2018, net income compared to 2017 was positively impacted by the decrease in tax expense. 2017 was negatively impacted by the re-measurement of our deferred tax asset and corresponding increase in tax expense. Also contributing to the increase during 2018 was an increase in net interest income, partially offset by an increase in the provision for credit losses, an increase in non-interest expense and a decrease in non-interest income.
Net interest income increased primarily because of increases in loan and investment income, offset by increases in interest expense on deposits. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $1,158,000 and $1,048,000 for the years ended December 31, 2018 and 2017, respectively. For 2018, our net interest margin (NIM) increased four basis points to 4.44% compared to 2017.  Our net interest margin increased as a result of yield changes, increase in interest rates, asset mix changes, and an increase in average earning assets. The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, offset by the decrease in the effective yield on average investment securities, and the decrease in the yield on the Company’s loan portfolio. Net interest income during 2018 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $720,000. The recovery was partially offset by reversal of approximately $222,000 in interest income on loans placed on nonaccrual during the year. Net interest income during 2017 was positively impacted by the collection of nonaccrual loans which resulted in a net recovery of interest income of approximately $1,325,000. The recovery in 2017 was partially offset by reversal of approximately $12,000 in interest income on loans placed on nonaccrual during the year.
Non-interest income decreased 4.72% in 2018 compared to 2017 primarily due to a $1,488,000 decrease in net realized gains on sales and calls of investment securities and a decrease in service charge income of $67,000. The decrease in non-interest income was offset by a net gain of $462,000 on the sale of the Company’s credit card portfolio, an increase in appreciation in cash surrender value of bank owned life insurance of $74,000, and a $147,000 increase in Federal Home Loan Bank dividends.
Non-interest expenses increased $662,000 or 1.49% to $45,068,000 in 2018 compared to $44,406,000 in 2017. The net increase year over year was primarily attributable to the FLB acquisition, which resulted in increases in salaries and employee benefits of $1,483,000, occupancy and equipment expenses of $786,000, operating losses of $302,000, information technology of $295,000, advertising fees of $120,000, and amortization of core deposit intangibles of $221,000,offset by decrease in acquisition and integration expenses of $1,611,000, a decrease of $124,000 in credit card expenses, a decrease of $132,000 in directors’ expenses, and a decrease of $74,000 in data processing expenses, in 2018 compared to 2017. The Company recorded an income tax provision of $6,620,000 for the year ended December 31, 2018, compared to $9,793,000 for the year ended December 31, 2017. The Company recognized additional tax expense in 2017 in the amount of $3,535,000 related to a tax law change enacted in 2017. Basic EPS was $1.55 for 2018 compared to $1.12 and $1.34 for 2017 and 2016, respectively.  Diluted EPS was $1.54 for 2018 compared to $1.10 and $1.33 for 2017 and 2016, respectively.  The increase in EPS for 2018 is primarily due to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2018 was 1.35% compared to 0.94% and 1.15% for the years ended December 31, 2017 and 2016, respectively.  The 2018 increase in ROA is primarily due to the increase in net income.  Annualized ROA for our peer group was 1.31% at December 31, 2018.  Peer group information from SNL Financial data includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin by focusing on core deposits and managing the cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.44% for the year ended December 31, 2018, compared to 4.40% and 4.06% for the years ended December 31, 2017 and 2016, respectively.  We experienced an increase in 2018 net interest margin compared to 2017, resulting from the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, offset by the decrease in the effective yield on average investment securities, and the decrease in the yield on the Company’s loan portfolio.  The effective tax equivalent yield on total earning assets increased six basis points, while the cost of total interest-bearing liabilities increased slightly to 0.19% for the year ended December 31, 2018. Our cost of total deposits in 2018 and 2017 was 0.09% and 0.08%, respectively, compared to 0.09% for the same period in 2016. Our net interest income before provision for credit losses increased $6,464,000 or 11.49% to $62,703,000 for the year ended 2018 compared to $56,239,000 and $45,580,000 for the years ended 2017 and 2016, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2018 decreased $512,000 or 4.72% to $10,324,000 compared to $10,836,000 in 2017 and

$9,591,000 in 2016.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities and service charge income, partially offset by a increase in loan placement fees, net gain on the sale of the Company’s credit card portfolio, interchange fees, appreciation in cash surrender value of bank owned life insurance, and Federal Home Loan Bank dividends compared to 2017.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,740,000 and $2,945,000 at December 31, 2018 and 2017, respectively.  Nonperforming assets totaled 0.30% of gross loans as of December 31, 2018 and 0.33% of gross loans as of December 31, 2017. Nonperforming loans were $2,740,000 and $2,875,000 at December 31, 2018 and 2017, respectively.  The Company had no other real estate owned at December 31, 2018, December 31, 2017, and December 31, 2016. The carrying value of foreclosed assets was $70,000 at December 31, 2017, and is included in other assets on the consolidated balance sheets. No foreclosed assets were recorded at December 31, 2018 or December 31, 2016. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.30% as of December 31, 2018 and 0.32% as of December 31, 2017. The allowance for credit losses as a percentage of outstanding loan balance was 0.99% as of December 31, 2018 and 0.98% as of December 31, 2017. The ratio of net recoveries to average loans was 0.03% as of December 31, 2018 and 0.08% as of December 31, 2017.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased 7.45% during 2018 to $1,537,836,000 as of December 31, 2018 from $1,661,655,000 as of December 31, 2017.  Total gross loans increased 2.00% to $918,695,000 as of December 31, 2018, compared to $900,679,000 at December 31, 2017.  Total investment securities and Federal funds sold decreased 13.18% to $471,207,000 as of December 31, 2018 compared to $542,721,000 as of December 31, 2017.  Total deposits decreased 10.06% to $1,282,298,000 as of December 31, 2018 compared to $1,425,687,000 as of December 31, 2017.  Our loan to deposit ratio at December 31, 2018 was 71.64% compared to 63.18% at December 31, 2017.  The loan to deposit ratio of our peers was 82.00% at December 31, 2018. Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Capital Adequacy

At December 31, 2018, we had a total capital to risk-weighted assets ratio of 16.44%, a Tier 1 risk-based capital ratio of 15.59%, common equity Tier 1 ratio of 15.13%, and a leverage ratio of 11.48%.  At December 31, 2017, we had a total capital to risk-weighted assets ratio of 14.07%, a Tier 1 risk-based capital ratio of 13.28%, common equity Tier 1 ratio of 12.90%, and a leverage ratio of 9.71%.  At December 31, 2018, on a stand-alone basis, the Bank had a total risk-based capital ratio of 16.23%, a Tier 1 risk based capital ratio of 15.38%, common equity Tier 1 ratio of 15.38%, and a leverage ratio of 11.32%.  At December 31, 2017, the Bank had a total risk-based capital ratio of 13.74%, Tier 1 risk-based capital of 12.96% and a leverage ratio of 9.46%.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of January 1, 2015, bank holding companies with consolidated assets of $1 billion or more ($3 Billion or more effective August 30, 2018) and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules are being phased in through 2019 under the Dodd-Frank Act and Basel III. As of December 31, 2018, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2018.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 61.23% for 2018 compared to 62.03% for 2017 and 64.72% for 2016.  The improvement in the efficiency ratios in 2018 and 2017 was due to the growth in revenues outpacing the growth in non-interest expense. The Company’s net interest income before provision for credit losses plus non-interest income increased 8.87% to $73,027,000 in 2018 compared to $67,075,000 in 2017 and $55,171,000 in 2016, while operating expenses increased 1.49% in 2018, 14.09% in 2017, and 8.07% in 2016.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $286,934,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $502,886,000 or 32.70% of total assets at December 31, 2018 and $643,087,000 or 38.70% of total assets as of December 31, 2017.

RESULTS OF OPERATIONS

Net Income

Net income was $21,289,000 in 2018 compared to $14,026,000 and $15,182,000 in 2017 and 2016, respectively.  Basic earnings per share was $1.55, $1.12, and $1.34 for 2018, 2017, and 2016, respectively.  Diluted earnings per share was $1.54, $1.10, and $1.33 for 2018, 2017, and 2016, respectively.  ROE was 10.07% for 2018 compared to 7.69% for 2017 and 9.84% for 2016.  ROA for 2018 was 1.35% compared to 0.94% for 2017 and 1.15% for 2016.
The increase in net income for 2018 compared to 2017 was primarily due to a decrease in provision for income taxes and an increase in net interest income, partially offset by an increase in the provision for credit losses, an increase in non-interest expense and a decrease in non-interest income. The decrease in net income for 2017 compared to 2016 was primarily attributed to an increase in provision for income taxes and an increase in non-interest expense, partially offset by an increase in the provision for credit losses, an increase in net interest income, and an increase in non-interest income.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$24,055	$459	1.91%	$36,709	$424	1.16%	$53,514	$289	0.54%
Securities
Taxable securities	391,549	10,254	2.62%	310,876	6,526	2.10%	313,006	5,876	1.88%
Non-taxable securities (1)	110,962	4,478	4.04%	220,806	10,443	4.73%	194,224	9,787	5.04%
Total investment securities	502,511	14,732	2.93%	531,682	16,969	3.19%	507,230	15,663	3.09%
Federal funds sold	40	1	2.10%	35	—	1.50%	116	—	0.51%
Total securities and interest-earning deposits	526,606	15,192	2.88%	568,426	17,393	3.06%	560,860	15,952	2.84%
Loans (2) (3)	908,419	49,936	5.50%	790,504	43,534	5.51%	644,282	34,051	5.29%
Total interest-earning assets	1,435,025	$65,128	4.54%	1,358,930	$60,927	4.48%	1,205,142	$50,003	4.15%
Allowance for credit losses	(8,924)			(9,258)			(10,098)
Nonaccrual loans	3,709			2,839			2,291
Cash and due from banks	27,199			24,989			23,840
Bank premises and equipment	9,148			9,310			9,053
Other assets	111,253			104,886			90,779
Total average assets	$1,577,410			$1,491,696			$1,321,007
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$383,667	$451	0.12%	$382,071	$350	0.09%	$337,804	$317	0.09%
Money market accounts	285,568	419	0.15%	264,581	211	0.08%	249,620	133	0.05%
Time certificates of deposit	111,214	283	0.25%	137,666	408	0.30%	139,656	525	0.38%
Total interest-bearing deposits	780,449	1,153	0.15%	784,318	969	0.12%	727,080	975	0.13%
Other borrowed funds	12,180	331	2.72%	6,930	168	2.42%	5,157	121	2.35%
Total interest-bearing liabilities	792,629	$1,484	0.19%	791,248	$1,137	0.14%	732,237	$1,096	0.15%
Non-interest bearing demand deposits	553,305			499,987			417,151
Other liabilities	20,152			17,954			17,294
Shareholders’ equity	211,324			182,507			154,325
Total average liabilities and shareholders’ equity	$1,577,410			$1,491,696			$1,321,007
Interest income and rate earned on average earning assets		$65,128	4.54%		$60,927	4.48%		$50,003	4.15%
Interest expense and interest cost related to average interest-bearing liabilities		1,484	0.19%		1,137	0.14%		1,096	0.15%
Net interest income and net interest margin (4)		$63,644	4.44%		$59,790	4.40%		$48,907	4.06%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $940, $3,551, and $3,327 in 2018, 2017, and 2016, respectively.

(2)	Loan interest income includes loan fees of $397 in 2018, $684 in 2017, and $134 in 2016.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Years Ended December 31, 2018 Compared to 2017			For the Years Ended December 31, 2017 Compared to 2016
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(146)	$181	$35	$(90)	$225	$135
Investment securities:
Taxable	1,694	2,034	3,728	(39)	689	650
Non-taxable (1)	(5,196)	(769)	(5,965)	1,339	(683)	656
Total investment securities	(3,502)	1,265	(2,237)	1,300	6	1,306
Federal funds sold	1	—	1	—	—	—
Loans	6,493	(91)	6,402	7,728	1,755	9,483
FHLB Stock	—	—	—	123	(310)	(187)
Total earning assets (1)	2,846	1,355	4,201	9,061	1,676	10,737
Interest expense:
Deposits:
Savings, NOW and MMA	17	292	309	49	62	111
Time certificate of deposits	(78)	(47)	(125)	(7)	(110)	(117)
Total interest-bearing deposits	(61)	245	184	42	(48)	(6)
Other borrowed funds	127	36	163	41	6	47
Total interest bearing liabilities	66	281	347	83	(42)	41
Net interest income (1)	$2,780	$1,074	$3,854	$8,978	$1,718	$10,696
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $6,402,000 or 14.71% in 2018 compared to 2017.  Interest and fee income from loans increased $9,483,000 or 27.85% in 2017 compared to 2016.  The increase in 2018 is primarily attributable to an increase in average total loans outstanding, offset by a slight decrease in the yield on loans by one basis point. The net interest income during 2018 was positively impacted by the FLB acquisition in addition to the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $720,000. The recovery was partially offset by reversal of approximately $222,000 in interest income on loans placed on nonaccrual status during the year. Net interest income during 2017 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $1,325,000. The recovery was partially offset by reversal of approximately $12,000 in interest income on loans placed on nonaccrual status during the year.
Average total loans for 2018 increased $118,785,000 to $912,128,000 compared to $793,343,000 for 2017 and $646,573,000 for 2016.  The yield on loans for 2018 was 5.50% compared to 5.51% and 5.29% for 2017 and 2016, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $1,158,000 and $1,048,000 for the years ended December 31, 2018 and 2017, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $409,000 or 2.95% in 2018 compared to 2017. The yield on average investments decreased 18 basis points to 2.88% for the year ended December 31, 2018 from 3.06% for the year ended December 31, 2017. Average total investments decreased $41,820,000 to $526,606,000 in 2018 compared to $568,426,000 in 2017.  In 2017, total investment income on a non tax-equivalent basis increased $1,217,000 or 9.64% compared to 2016.
Our investment portfolio consists primarily of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2018, we held $361,080,000 or 77.83% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 2.81%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2018 was an unrealized loss of $4,407,000 and is reflected in the Company’s equity.  At December 31, 2018, the effective duration of the investment portfolio was 3.54 years and the market value reflected a pre-tax unrealized loss of $6,257,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2018 and 2017, no OTTI was recorded. For the year ended December 31, 2016, OTTI was recorded in the amount of $136,000. Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2018, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $33,989,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $32,468,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2018 increased $6,811,000 to $64,187,000 compared to $57,376,000 in 2017 and $46,676,000 in 2016.  The increase was the result of yield changes, increase in interest rates, asset mix changes, and an increase in average earning assets.  The tax-equivalent yield on interest earning assets increased to 4.54% for the year ended December 31, 2018 from 4.48% for the year ended December 31, 2017.  Average interest earning assets increased to $1,435,025,000 for the year ended December 31, 2018 compared to $1,358,930,000 for the year ended December 31, 2017.  Average interest-earning deposits in other banks decreased $12,654,000 comparing 2018 to 2017.  Average yield on these deposits was 1.91% compared to 1.16% on December 31, 2018 and December 31, 2017 respectively.  Average investments and interest-earning deposits decreased $41,820,000 but the tax equivalent yield on those assets decreased 18 basis points.  Average total loans increased $118,785,000 and the yield on average loans decreased one basis point.
The increase in total interest income for 2017 was the result of yield changes, asset mix changes, and an increase in average earning assets. The yield on interest-earning assets increased to 4.48% for the year ended December 31, 2017 from 4.15% for the year ended December 31, 2016.  Average interest-earning assets increased to $1,358,930,000 for the year ended December 31, 2017 compared to $1,205,142,000 for the year ended December 31, 2016.
Interest expense on deposits in 2018 increased $184,000 or 18.99% to $1,153,000 compared to $969,000 in 2017 and increased as compared to $975,000 in 2016.  The yield on interest-bearing deposits increased 3 basis points to 0.15% in 2018 from 0.12% in 2017.  The yield on interest-bearing deposits decreased one basis point to 0.12% in 2017 from 0.13% in 2016.  Average interest-bearing deposits were $780,449,000 for 2018 compared to $784,318,000 and $727,080,000 for 2017 and 2016, respectively.
Average other borrowings were $12,180,000 with an effective rate of 2.72% for 2018 compared to $6,930,000 with an effective rate of 2.42% for 2017.  In 2016, the average other borrowings were $5,157,000 with an effective rate of 2.35%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 4.04% for 2018, 2.96% for 2017, and 2.48% for 2016.
The cost of all interest-bearing liabilities was 0.19% and 0.14% basis points for 2018 and 2017, respectively, compared to 0.15% for 2016.  The cost of total deposits increased to 0.09% for the year ended December 31, 2018, compared to 0.08% and 0.09% for the years ended December 31, 2017 and 2016, respectively.  Average demand deposits increased 10.66% to $553,305,000 in 2018 compared to $499,987,000 for 2017 and $417,151,000 for 2016. The ratio of average non-interest demand deposits to average total deposits increased to 41.48% for 2018 compared to 38.93% and 36.46% for 2017 and 2016, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2018 increased $6,464,000 or 11.49% to $62,703,000 compared to $56,239,000 for 2017 and $45,580,000 for 2016.  The increase in 2018 was due to the increase in average earning assets while the yield on interest bearing liabilities increased 5 basis point. Our net interest margin (NIM) increased 4 basis points. Yield on interest earning assets increased 6 basis points. The change in the mix of average interest earning assets also affected NIM.  The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, offset by the decrease in the effective yield on average investment securities, and the decrease in the yield on the Company’s loan portfolio.  Net interest income before provision for credit losses increased $10,659,000 in 2017 compared to 2016, primarily due to the increase in average earning assets. Average interest-earning assets were $1,435,025,000 for the year ended December 31, 2018 with a NIM of 4.44% compared to $1,358,930,000 with a NIM of 4.40% in 2017, and $1,205,142,000 with a NIM of 4.06% in 2016.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	December 31, 2018	December 31, 2017
Commercial:
Commercial and industrial	$1,604	$1,784
Agricultural production	67	287
Real estate:
Owner occupied	1,131	1,252
Real estate construction and other land loans	1,271	1,004
Commercial real estate	3,017	1,958
Agricultural real estate	947	1,441
Other real estate	173	140
Consumer:
Equity loans and lines of credit	419	464
Consumer and installment	407	361
Unallocated reserves	68	87
Total allowance for credit losses	$9,104	$8,778

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
During the year ended December 31, 2018, the Company recorded a provision for credit losses of $50,000 compared to a reverse provision of $1,150,000 and a reverse provision of $5,850,000 for the same periods in 2017 and 2016, respectively. The recorded provision and reverse provisions to the allowance for credit losses are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the years ended December 31, 2018, 2017 and 2016 the Company had net recoveries totaling $276,000, $602,000, and $5,566,000, respectively. The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.03)%, (0.08)% and (0.86)% for 2018, 2017, and 2016, respectively.
Nonperforming loans were $2,740,000 and $2,875,000 at December 31, 2018 and 2017, respectively.  Nonperforming loans as a percentage of total loans were 0.30% at December 31, 2018 compared to 0.32% at December 31, 2017.  The Company had no other real estate owned at December 31, 2018, December 31, 2017, and December 31, 2016. The carrying value of foreclosed assets was $70,000 at December 31, 2017, and is included in other assets on the consolidated balance sheets. No foreclosed assets were recorded at December 31, 2018 or December 31, 2016. At December 31, 2018, we had $1,208,000 loans past due, not including nonaccrual loans compared to $1,281,000 loans past due at December 31, 2017.
Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. The Bank conducts banking operation principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our financial performance, results of operation and cash flows. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operation and financial condition. The agricultural industry has been affected by declines in prices and the rates of price growth for various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.

We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of December 31, 2018, there were $28.4 million in classified loans of which $19.2 million related to agricultural real estate, $2.6 million to commercial and industrial loans, $0.9 million to real estate owner occupied, $3.0 million to real estate construction, and $1.1 million to commercial real estate. This compares to $50.0 million in classified loans as of December 31, 2017 of which $26.5 million related to agricultural real estate, $3.9 million to real estate construction, $7.9 million to commercial and industrial, $3.9 million to agricultural production, and $3.4 million to commercial real estate.
As of December 31, 2018, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $62,653,000 for 2018 compared to $57,389,000 and $51,430,000 for 2017 and 2016, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $10,324,000 in 2018 compared to $10,836,000 and $9,591,000 in 2017 and 2016, respectively. The $512,000 or 4.72% decrease in non-interest income in 2018 resulted primarily from decreases in net realized gains on sales and calls of investment securities and service charge income, partially offset by a increase in loan placement fees, net gain on the sale of the Company’s credit card portfolio, interchange fees, appreciation in cash surrender value of bank owned life insurance, and Federal Home Loan Bank dividends compared to 2017. The $1,245,00 or 12.98% increases in non-interest income in 2017 compared to 2016 was due to increases in net realized gains on sales and calls of investment securities, service charge income, interchange fees, and other income, partially offset by a decrease in Federal Home Loan Bank dividends, and loan placement fees.
Customer service charges decreased $67,000 to $2,986,000 in 2018 compared to $3,053,000 in 2017 and $2,849,000 in 2016.  The increase in 2017 from 2016 resulted from increase in our customer base from the SVB and FLB acquisitions.
During the year ended December 31, 2018, we realized net gains on sales and calls of investment securities of $1,314,000, compared to $2,802,000 in 2017 and $1,920,000 in 2016. In 2016, we recorded an other-than-temporary impairment loss of $136,000 as compared to none during the years ended December 31, 2018, and 2017. The net gains in 2018, 2017, and 2016 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Note 4 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $695,000 in 2018 compared to $621,000 and $558,000 in 2017 and 2016, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.
Interchange fees totaled $1,462,000 in 2018 compared to $1,458,000 and $1,228,000 in 2017 and 2016, respectively. Part of the increases in 2018 and 2017 was attributable to the FLB and SVB acquisitions.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $2,000 in 2018 to $708,000 compared to $706,000 in 2017 and $1,083,000 in 2016.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2018 and 2017, we held $6,843,000 in FHLB stock.  Dividends in 2018 increased to $590,000 compared to $443,000 in 2017 and $630,000 in 2016.
A net gain of $462,000 on the sale of the Company’s credit card portfolio was recorded during the year ended December 31, 2018. Other income increased to $2,107,000 in 2018 compared to $1,753,000 and $1,459,000 in 2017 and 2016, respectively.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $662,000 or 1.49% to $45,068,000 in 2018 compared to $44,406,000 in 2017, and $38,922,000 in 2016. The net increase period-over-period is primarily due to the FLB and SVB acquisitions. Various items are discussed below.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 61.23% for 2018 compared to 62.03% for 2017 and 64.72% for 2016. The improvement in the efficiency ratio in 2018 and 2017 is due to the growth in revenues outpacing the growth in non-interest expense.
Salaries and employee benefits increased $1,483,000 or 5.99% to $26,221,000 in 2018 compared to $24,738,000 in 2017 and $21,881,000 in 2016.  Full time equivalents were 316 for the year ended December 31, 2018 compared to 334 for the year ended December 31, 2017. The increase in salaries and employee benefits in 2018 compared to 2017 is a result of higher overall salary and benefit expenses.
For the years ended December 31, 2018, 2017, and 2016, the compensation cost recognized for share based compensation was $482,000, $384,000 and $284,000, respectively. As of December 31, 2018, there was $677,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.04 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2018 and 2017. Restricted common stock awards of 22,204 shares were awarded in 2018. No restricted stock shares were awarded in 2017.
Occupancy and equipment expense increased $786,000 or 15.16% to $5,972,000 in 2018 compared to $5,186,000 in 2017 and $4,754,000 in 2016. The net increase year over year was primarily attributable to the FLB acquisition and consolidation of three branches in addition to increased contract repairs through out the entire Company. The addition of five new branches from the FLB and SVB acquisitions resulted in an approximately $338,000 increase in rent expense in 2017 as compared to 2016. The Company made no changes in its depreciation expense methodology.
Regulatory assessments were $619,000 in 2018 compared to $652,000 and $642,000 in 2017 and 2016, respectively.  The assessment base for calculating the amount owed is average assets minus average tangible equity. Beginning in the third quarter of 2016, the FDIC approved a final rule revising DIF assessment formulas which resulted in lower assessments for the Company. 2017 and 2016 were higher as compared to 2018 due to the additional assessments on the acquired institutions.
Data processing expenses were $1,666,000 in 2018 compared to $1,740,000 in 2017 and $1,707,000 in 2016.  The $74,000 or 4.25% decrease in 2018 is from the consolidation of processes after the conversion of the acquired institutions was completed in 2018. Acquisition and integration expenses related to the FLB and SVB mergers were $217,000 in 2018 compared to $1,828,000 in 2017 and $1,782,000 in 2016. Professional services decreased $34,000 in 2018 compared to 2017.
Amortization of core deposit intangibles was $455,000 for 2018, $234,000 for 2017, and $149,000 for 2016. During 2018, amortization expense related to FLB core deposit intangible (CDI) was $247,000, amortization expense related to SVB core deposit intangible (CDI) was $72,000, and amortization expense related to VCB CDI was $136,000. During 2017, amortization expense related to FLB CDI was $47,000, SVB CDI was $50,000 and amortization expense related to VCB CDI was $137,000. During 2016, amortization expense related to SVB CDI was $12,000, and amortization expense related to VCB CDI was $137,000.
ATM/Debit card expenses decreased $11,000 to $739,000 for the year ended December 31, 2018 compared to $750,000 in 2017 and $633,000 in 2016.  Information technology expenses increased $295,000 to $1,113,000 for the year ended December 31, 2018 compared to $818,000 and $531,000 in 2017 and 2016, respectively.  Other non-interest expenses decreased $375,000 or 7.48% to $4,636,000 in 2018 compared to $5,011,000 in 2017 and $3,801,000 in 2016.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2018	% Average Assets	Other Expense 2017	% Average Assets	Other Expense 2016	% Average Assets
Stationery/supplies	$281	0.02%	$292	0.02%	$247	0.02%
Amortization of software	303	0.02%	289	0.02%	257	0.02%
Telephone	217	0.01%	265	0.02%	357	0.03%
Alarm	101	0.01%	130	0.01%	103	0.01%
Postage	209	0.01%	205	0.01%	200	0.02%
Armored courier fees	274	0.02%	266	0.02%	227	0.02%
Risk management expense	195	0.01%	207	0.01%	150	0.01%
Loss on sale or write-down of assets	2	—%	187	0.01%	4	—%
Donations	243	0.02%	249	0.02%	171	0.01%
Personnel other	167	0.01%	259	0.02%	161	0.01%
Credit card expense	121	0.01%	245	0.02%	196	0.01%
Education/training	172	0.01%	174	0.01%	154	0.01%
Loan related expenses	77	—%	132	0.01%	35	—%
General insurance	165	0.01%	159	0.01%	159	0.01%
Travel and mileage Expense	267	0.02%	211	0.01%	146	0.01%
Operating losses	452	0.03%	150	0.01%	175	0.01%
Shareholder services	129	0.01%	102	0.01%	83	0.01%
Other	1,261	0.08%	1,489	0.10%	976	0.07%
Total other non-interest expense	$4,636	0.29%	$5,011	0.34%	$3,801	0.29%

Provision for Income Taxes

Our effective income tax rate was 23.7% for 2018 compared to 41.1% for 2017 and 31.3% for 2016.  The Company reported an income tax provision of $6,620,000, $9,793,000, and $6,917,000 for the years ended December 31, 2018, 2017, and 2016, respectively.  With the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017, the Company’s federal income tax rate changed from 35% to 21% effective as of the beginning of 2018. The decrease in the effective tax rate was the result of the change in the federal rate offset by a sizable decrease in tax exempt interest. As a result of the enactment of the Act the federal tax rate applied to the Company’s deferred taxes was adjusted as of December 31, 2017 to reflect the 2018 tax rates (the rates at which the deferred tax items are expected to reverse). The change to the tax rates (including the rate change applied to deferred taxes reflected in other comprehensive income and certain tax-advantaged investments as reflected in other assets) resulted in an increase to the Company’s tax provision of $3,535,000 in 2017. As part of the Act for tax years beginning after December 31, 2017, alternative minimum tax credit carryforwards are refundable and are expected to be fully refunded by 2022. As such, they are not dependent on future taxable income to be realized and have been classified as an other receivable. The effective tax rate in 2016 was affected by the large negative provision for credit losses which resulted in higher pretax and taxable income and also diluted the impact of the Company’s tax exempt municipal bonds and other tax planning strategies.
Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles leading to timing differences between the Company’s actual tax liability, and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense or benefit, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.
Realization of the Company’s deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and the utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.
The Company had the net deferred tax assets of $11.183 million and $8.024 million at December 31, 2018 and 2017,

respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2018 and 2017 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $1,537,836,000 as of December 31, 2018, compared to $1,661,655,000 as of December 31, 2017, a decrease of 7.45% or $123,819,000.  Total gross loans were $918,695,000 as of December 31, 2018, compared to $900,679,000 as of December 31, 2017, an increase of $18,016,000 or 2.00%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 20.98% or $126,869,000 to $477,932,000.  Total deposits decreased 10.06% or $143,389,000 to $1,282,298,000 as of December 31, 2018, compared to $1,425,687,000 as of December 31, 2017.  Shareholders’ equity increased $10,179,000 or 4.86% to $219,738,000 as of December 31, 2018, compared to $209,559,000 as of December 31, 2017. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, offset by a decrease in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $20,645,000 as of December 31, 2018, compared to $21,254,000 as of December 31, 2017, a decrease of $609,000.

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

Investments

The following table reflects the balances for each category of securities at year end:

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2018	2017	2016
Treasuries	$—	$—	$—
U.S. Government agencies	21,723	65,994	69,005
Obligations of states and political subdivisions	79,886	136,955	288,543
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	239,388	237,210	181,785
Private label mortgage and asset backed securities	129,165	91,033	1,807
Total Available-for-Sale Securities	$470,162	$531,192	$541,140

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2018, investment securities with a fair value of $79,662,000, or 17.17% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2018 was 71.64% compared to 63.18% at December 31, 2017.  The loan to deposit ratio of our peers was 82.00% at December 31, 2018.  Peer group information from

S&P Global Market Intelligence data includes bank holding companies in central California with assets from $600 million to $3.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 20.98% or $126,869,000 to $477,932,000 at December 31, 2018, from $604,801,000 at December 31, 2017.  The market value of the portfolio reflected an unrealized loss of $6,257,000 at December 31, 2018, compared to an unrealized gain of $4,089,000 at December 31, 2017.
Losses recognized in 2018, 2017, and 2016 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased strategically several years ago in view of the rate environment at that time.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that meet the Company’s current risk profile.
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
As of December 31, 2018, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2018, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2018 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the twelve months ended December 31, 2016. There were no OTTI losses recorded during the twelve months ended December 31, 2018 or December 31, 2017.
At December 31, 2018, the Company had a total of 36 private label mortgage backed securities (PLMBS) with a remaining principal balance of $129,165,000 and a net unrealized loss of approximately $3,016,000.  Eight of these PLMBS with a remaining principal balance of $1,137,000 had credit ratings below investment grade.  The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. No credit related OTTI charges related to PLMBS were recorded during the years ended December 31, 2018 or December 31, 2017.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2018 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Government agencies	$—	—	$—	—	$5,591	6.16%	$16,132	5.48%	$21,723	5.65%
Obligations of states and political subdivisions (2)	—	—	2,769	2.13%	21,831	4.24%	55,286	4.56%	79,886	4.39%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	136	5.90%	266	5.18%	238,987	3.93%	239,389	3.94%
Private label residential mortgage and asset backed securities	47	4.75%	—	—%	15	7.22%	129,102	3.74%	129,164	3.74%
	$47	4.75%	$2,905	2.31%	$27,703	4.63%	$439,507	4.15%	$470,162	4.04%

(1)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

(2)	Not computed on a tax equivalent basis.

Loans

Total gross loans increased $18,016,000 or 2.00% to $918,695,000 as of December 31, 2018, compared to $900,679,000 as of December 31, 2017.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2018, 2017, 2016, 2015, and 2014.

	2018		2017		2016		2015		2014
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$101,533	11.1%	$100,856	11.2%	$88,652	11.7%	$102,197	17.1%	$89,007	15.5%
Agricultural production	7,998	0.9%	14,956	1.7%	25,509	3.4%	30,472	5.1%	39,140	6.8%
Total commercial	109,531	12.0%	115,812	12.9%	114,161	15.1%	132,669	22.2%	128,147	22.3%
Real estate:
Owner occupied	183,169	19.9%	204,452	22.7%	191,665	25.3%	168,910	28.2%	176,804	30.9%
Real estate-construction and other land loans	101,606	11.1%	96,460	10.7%	69,200	9.1%	38,685	6.5%	38,923	6.8%
Commercial real estate	305,118	33.2%	269,254	29.9%	184,225	24.3%	117,244	19.6%	106,788	18.7%
Agricultural real estate	76,884	8.4%	76,081	8.4%	86,761	11.5%	74,867	12.5%	57,501	10.0%
Other real estate	32,799	3.6%	31,220	3.5%	18,945	2.7%	10,520	1.8%	6,611	1.2%
Total real estate	699,576	76.2%	677,467	75.2%	550,796	72.9%	410,226	68.6%	386,627	67.6%
Consumer:
Equity loans and lines of credit	69,958	7.6%	76,404	8.5%	64,494	8.5%	42,296	7.1%	47,575	8.3%
Consumer and installment	38,038	4.2%	29,637	3.4%	25,910	3.5%	12,503	2.1%	10,093	1.8%
Total consumer	107,996	11.8%	106,041	11.9%	90,404	12.0%	54,799	9.2%	57,668	10.1%
Deferred loan fees, net	1,592		1,359		1,267		417		146
Total gross loans (1)	918,695	100.0%	900,679	100.0%	756,628	100.0%	598,111	100.0%	572,588	100.0%
Allowance for credit losses	(9,104)		(8,778)		(9,326)		(9,610)		(8,308)
Total loans (1)	$909,591		$891,901		$747,302		$588,501		$564,280

(1) Includes nonaccrual loans of:	$2,740		$2,875		$2,180		$2,413		$14,052
At December 31, 2018, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $189,719,000, of which $5,875,000 were commercial loans, $158,025,000 were real estate loans, and $25,819,000 were consumer loans, and at December 31, 2017, the acquired loans acquired had a balance of $243,712,000, of which $12,554,000 were commercial loans, $197,004,000 were real estate loans, and $34,154,000 were consumer loans.
At December 31, 2018, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.8% of total loans of which 12% were commercial and 83.8% were real-estate-related.  This level of concentration is consistent with 96.6% at December 31, 2017.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the years ended December 31, 2018 and 2017.
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

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2018.

(In thousands) (net of deferred costs)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$58,040	$25,372	$26,119	$109,531
Real estate construction and other land loans	89,665	9,687	3,130	102,482
Other real estate	29,220	117,222	450,652	597,094
Consumer and installment	9,730	13,724	84,542	107,996
	$186,655	$166,005	$564,443	$917,103
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$78,692	$93,650	$80,448	$252,790
Loans with floating interest rates (1)	107,962	72,355	483,996	664,313
	$186,654	$166,005	$564,444	$917,103

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$3,424	$12,659	$357,319	$373,402

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
At December 31, 2018, total nonperforming assets totaled $2,740,000, or 0.18% of total assets, compared to $2,945,000, or 0.18% of total assets at December 31, 2017.  Nonperforming assets totaled 0.30% of gross loans as of December 31, 2018 and 0.33% of gross loans as of December 31, 2017. Total nonperforming assets at December 31, 2018, included nonaccrual loans totaling $2,740,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2017 consisted of $2,875,000 in nonaccrual loans, no OREO, and $70,000 in repossessed assets. At December 31, 2018, we had one loan considered a troubled debt restructuring (“TDR”) totaling $50,000 which is included in nonaccrual loans compared to one TDR totaling $59,000 at December 31, 2017. We have no outstanding commitments to lend additional funds to any of these borrowers. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2018, 2017, 2016, 2015, and 2014 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2018 and 2017.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2018, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2018	2017	2016	2015	2014
Nonaccrual Loans:
Commercial and industrial	$298	$356	$447	$—	$7,265
Owner occupied real estate	215	—	87	324	1,363
Real estate construction and other land loans	1,439	1,397	—	—	—
Agricultural real estate	—	—	—	—	360
Commercial real estate	418	976	1,082	567	1,468
Equity loans and line of credit	320	87	526	172	1,751
Consumer and installment	—	—	18	13	19
Restructured loans (non-accruing):
Commercial and industrial	—	—	—	29	—
Owner occupied	—	—	20	23	—
Real estate construction and other land loans	—	—	—	—	547
Equity loans and line of credit	50	59	—	1,285	1,279
Total nonaccrual	2,740	2,875	2,180	2,413	14,052
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$2,740	$2,875	$2,180	$2,413	$14,052

Interest foregone	$267	$210	$245	$340	$716
Nonperforming loans to total loans	0.30%	0.32%	0.29%	0.40%	2.45%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Accruing troubled debt restructurings	$3,170	$3,491	$3,089	$4,774	$4,774
Ratio of nonperforming loans to allowance for credit losses	30.10%	32.75%	23.38%	25.11%	169.14%
Loans considered to be impaired	$5,909	$6,366	$5,269	$6,699	$18,826
Related allowance for credit losses on impaired loans	$90	$36	$307	$164	$612

As of December 31, 2018 and 2017, we had impaired loans totaling $5,909,000 and $6,366,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs of the collateral.  We perform quarterly internal reviews on substandard loans.

We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $267,000 for the year ended December 31, 2018 of which $4,000 was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $210,000 and $245,000 for the years ended December 31, 2017 and 2016, respectively of which $17,000 and $2,000 was attributable to troubled debt restructurings, respectively.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2018.

(In thousands)	Balances December 31, 2017	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge Offs	Balances December 31, 2018
Non-accrual loans:
Commercial and industrial	$356	$40	$(98)	$—	$—	$—	$298
Real estate	976	1,379	(1,252)	—	(470)	—	633
Real estate construction and other land loans	1,397	42	—	—	—	—	1,439
Equity loans and lines of credit	87	283	(42)	—	(8)	—	320
Consumer	—	12	—	—	—	(12)	—
Restructured loans (non-accruing):
Equity loans and lines of credit	59	—	(9)	—	—	—	50
Total non-accrual	$2,875	$1,756	$(1,401)	$—	$(478)	$(12)	$2,740

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2018 and December 31, 2017, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2018 compared to $70,000 at December 31, 2017, which is included in other assets on the consolidated balance sheets.
As of December 31, 2016 the Bank had no OREO properties. The carrying vale of foreclosed assets was $362,000 at December 31, 2016.

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
The allowance for credit losses is maintained to cover probable incurred credit losses in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit/

Compliance Committee.  They delegate the authority to the Chief Credit Officer (CCO) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, amount of government guarantees, concentration in loan types and other relevant factors.
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
The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2018	2017	2016	2015	2014
Loans outstanding at December 31,	$917,103	$899,320	$755,361	$597,694	$572,442
Average loans outstanding during the year	$912,128	$793,343	$646,573	$586,762	$539,529
Allowance for credit losses:
Balance at beginning of year	$8,778	$9,326	$9,610	$8,308	$9,208
Deduct loans charged off:
Commercial and industrial	(94)	(197)	(621)	(802)	(7,423)
Agricultural production	—	(10)	—	—	(1,722)
Owner occupied	—	(22)	—	—	(183)
Commercial real estate	—	—	—	—	—
Consumer loans	(116)	(235)	(262)	(159)	(506)
Total loans charged off	(210)	(464)	(883)	(961)	(9,834)
Add recoveries of loans previously charged off:
Commercial and industrial	207	850	3,656	954	171
Agricultural production	—	10	1,631	90	—
Owner occupied	21	49	—	—	150
Real estate construction and other land loans	—	—	702	32	364
Commercial real estate	81	17	283	—	—
Consumer loans	177	140	177	587	264
Total recoveries	486	1,066	6,449	1,663	949
Net recoveries (charge offs)	276	602	5,566	702	(8,885)
(Reversal) Provision charged to credit losses	50	(1,150)	(5,850)	600	7,985
Balance at end of year	$9,104	$8,778	$9,326	$9,610	$8,308
Allowance for credit losses as a percentage of outstanding loan balance	0.99%	0.98%	1.23%	1.61%	1.45%
Net recoveries (charge offs) to average loans outstanding	0.03%	0.08%	0.86%	0.12%	(1.65)%

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

The allocation of the allowance for credit losses is set forth below:

	2018		2017		2016		2015		2014
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,604	11.1%	$1,784	11.2%	$1,884	11.7%	$3,143	17.1%	$2,753	15.5%
Agricultural production	67	0.9%	287	1.7%	296	3.4%	419	5.1%	377	6.8%
Real estate:
Owner occupied	1,131	19.9%	1,252	22.7%	1,408	25.3%	1,556	28.2%	1,380	30.9%
Real estate construction and other land loans	1,271	11.1%	1,004	10.7%	698	9.1%	694	6.5%	837	6.8%
Commercial real estate	3,017	33.2%	1,958	29.9%	1,969	24.3%	1,686	19.6%	1,201	18.7%
Agricultural real estate	947	8.4%	1,441	8.4%	1,969	11.5%	1,149	12.5%	564	10%
Other real estate	173	3.6%	140	3.5%	156	2.7%	119	1.8%	76	1.2%
Consumer:
Equity loans and lines of credit	419	7.6%	464	8.5%	483	8.5%	500	7.1%	811	8.3%
Consumer and installment	407	4.2%	361	3.4%	369	3.5%	234	2.1%	267	1.8%
Unallocated reserves	68		87		94		110		42
Total allowance for credit losses	$9,104	100%	$8,778	100.0%	$9,326	100%	$9,610	100%	$8,308	100%

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
As of December 31, 2018, the allowance for credit losses (ALLL) was $9,104,000, compared to $8,778,000 at December 31, 2017, a net increase of $326,000.  The increase in the ALLL was due to net recoveries and by a provision for credit losses during the year ended December 31, 2018 which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net recoveries totaled $276,000 while the provision for credit losses was $50,000. The balance of classified loans and loans graded special mention, totaled $28,394,000 and $26,254,000 at December 31, 2018 and $49,998,000 and $21,908,000 at December 31, 2017.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $312,274,000 as of December 31, 2018, compared to $350,141,000 as of December 31, 2017. At December 31, 2018 and 2017, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $225,000 and $326,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
The ALLL as a percentage of total loans was 0.99% at December 31, 2018, and 0.98% at December 31, 2017. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $189,719,000 at December 31, 2018 and $243,712,000 at December 31, 2017. Excluding these acquired loans from the calculation, the ALLL to total gross loans was 1.25% and 1.34% as of December 31, 2018 and 2017, respectively, and general reserves associated with non-impaired loans to total non-impaired loans was 1.25% and 1.34%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.
The Company’s loan portfolio balances in 2018 increased from 2017 through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratios is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
The determination of the general reserve for loans that are not impaired is based on estimates made by management including, but not limited to, consideration of historical losses (or peer data) by portfolio segment over the most recent 20 quarters, and qualitative factors. Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2018.
Non-performing loans totaled $2,740,000 as of December 31, 2018, and $2,875,000 as of December 31, 2017.  The allowance for credit losses as a percentage of nonperforming loans was 332.26% and 305.32% as of December 31, 2018 and December 31, 2017, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2018 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2018 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2018; therefore, goodwill was not required to be retested.
The intangible assets at December 31, 2018 represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of P5Y to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2018 was $2,572,000, net of $1,180,000 in accumulated amortization expense.  The carrying value at December 31, 2017 was $3,027,000, net of $725,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2018 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2018 which would necessitate further analysis. Amortization expense recognized was $455,000 for 2018, $234,000 for 2017 and $149,000 for 2016.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2019	$696
2020	696
2021	661
2022	453
2023	66
Thereafter	—
Total	$2,572

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
Total deposits decreased $143,389,000 or 10.06% to $1,282,298,000 as of December 31, 2018, compared to $1,425,687,000 as of December 31, 2017.  Interest-bearing deposits decreased $109,007,000 or 12.97% to $731,641,000 as of December 31, 2018, compared to $840,648,000 as of December 31, 2017.  Non-interest bearing deposits decreased $34,382,000 or 5.88% to $550,657,000 as of December 31, 2018, compared to $585,039,000 as of December 31, 2017.  Average non-interest bearing deposits to average total deposits was 41.48% for the year ended December 31, 2018 compared to 38.93% for the same period in 2017. Based on FDIC deposit market share information published as of June 2018, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.42% in 2018 compared to 3.69% in 2017. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2018 and 2017.
The composition of the deposits and average interest rates paid at December 31, 2018 and December 31, 2017 is summarized in the table below.

(Dollars in thousands)	December 31, 2018	% of Total Deposits	Effective Rate	December 31, 2017	% of Total Deposits	Effective Rate
NOW accounts	$252,439	19.7%	0.16%	$296,406	20.8%	0.12%
MMA accounts	267,820	20.9%	0.15%	299,638	21.0%	0.08%
Time deposits	96,817	7.6%	0.25%	128,070	9.0%	0.30%
Savings deposits	114,565	8.9%	0.03%	116,534	8.2%	0.03%
Total interest-bearing	731,641	57.1%	0.15%	840,648	59.0%	0.12%
Non-interest bearing	550,657	42.9%		585,039	41.0%
Total deposits	$1,282,298	100.0%		$1,425,687	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2018, 2017, and 2016.

	2018		2017		2016
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	383,667	0.12%	382,071	0.09%	337,804	0.09%
Money market accounts	$285,568	0.15%	$264,581	0.08%	$249,620	0.05%
Time certificates of deposit	$111,214	0.25%	$137,666	0.30%	$139,656	0.38%
Non-interest bearing demand	$553,305	—	$499,987	—	$417,151	—
Total deposits	$1,333,754	0.09%	$1,284,305	0.08%	$1,144,231	0.09%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2018.

(In thousands)
Three months or less	$21,069
Over 3 through 6 months	10,775
Over 6 through 12 months	13,813
Over 12 months	17,459
$63,116

As of December 31, 2018, the Company had $10,000,000 short-term Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2017, the Company had no short-term or long-term FHLB borrowings. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2018 and 2017, at interest rates which vary with market conditions. As of December 31, 2018 and 2017, the Company had no overnight borrowings outstanding under these credit facilities.

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
Our shareholders’ equity was $219,738,000 as of December 31, 2018, compared to $209,559,000 as of December 31, 2017.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $21,289,000, the exercise of stock options, including the related tax benefit of $738,000, the effect of share-based compensation expense of $482,000, stock issued under employee stock purchase plan of $211,000, offset by a decrease in accumulated other comprehensive income (AOCI) of $7,233,000, payment of common stock cash dividends of $4,270,000, repurchase and retirement of common stock of $894,000, and cumulative effect of accounting change on equity securities of $144,000.
During 2018, the Bank declared and paid cash dividends to the Company in the amount of $2,850,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $4,270,000 or $0.31 per common share cash dividend to shareholders of record during the year ended December 31, 2018.
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
The following table sets forth certain financial ratios for the years ended December 31, 2018, 2017, and 2016.

	2018	2017	2016
Net income:
To average assets	1.35%	0.94%	1.15%
To average shareholders’ equity	10.07%	7.69%	9.84%
Dividends declared per share to net income per share	20.00%	23.53%	19.20%
Average shareholders’ equity to average assets	13.40%	12.23%	11.68%

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
The following table presents the Company’s regulatory capital ratios as of December 31, 2018 and December 31, 2017.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2018	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$171,149	11.48%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$166,149	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$171,149	15.59%	N/A	N/A
Total Risk-Based Capital Ratio	$180,478	16.44%	N/A	N/A

December 31, 2017
Tier 1 Leverage Ratio	$153,676	9.71%	$63,338	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,186	12.90%	$52,081	5.75%
Tier 1 Risk-Based Capital Ratio	$153,676	13.28%	$69,441	7.25%
Total Risk-Based Capital Ratio	$162,780	14.07%	$92,588	9.25%
(1) The 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250%.

The following table presents the Bank’s regulatory capital ratios as of December 31, 2018 and December 31, 2017

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2018	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$168,770	11.32%	$59,639	4.00%
Common Equity Tier 1 Ratio (CET 1)	$168,770	15.38%	$49,388	6.38%
Tier 1 Risk-Based Capital Ratio	$168,770	15.38%	$65,850	7.88%
Total Risk-Based Capital Ratio	$178,099	16.23%	$87,800	9.88%

December 31, 2017
Tier 1 Leverage Ratio	$149,779	9.46%	$63,332	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,779	12.96%	$52,040	5.75%
Tier 1 Risk-Based Capital Ratio	$149,779	12.96%	$69,387	7.25%
Total Risk-Based Capital Ratio	$158,882	13.74%	$92,516	9.25%
(1) The 2018 and 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250% and 0.625%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2018, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2018, the rate was 4.04%.  Interest expense recognized by the Company for the years ended December 31, 2018, 2017, and 2016 was $199,000, $147,000 and $121,000, respectively.

LIQUIDITY

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committees.  This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments.
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2018, the Company had unpledged securities totaling $391,497,000 available as a secondary source of liquidity and total cash and cash equivalents of $31,727,000.  Cash and cash equivalents at December 31, 2018 decreased 68.39% compared to December 31, 2017.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.
To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2018, our available borrowing capacity includes approximately $40,000,000 in Federal funds lines with our correspondent banks and $286,934,000 in unused FHLB advances.  At December 31, 2018, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2018 and 2017:

Credit Lines (In thousands)	December 31, 2018	December 31, 2017
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	286,934	234,689
Balance outstanding	$10,000	$—
Collateral pledged	$448,083	$357,393
Fair value of collateral	$399,027	$316,160
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$4,364	$6,740
Balance outstanding	$—	$—
Collateral pledged	$4,498	$7,431
Fair value of collateral	$4,475	$7,437

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by state and federal regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $312,274,000 as of December 31, 2018 compared to $350,141,000 as of December 31, 2017.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2018, are as follows:

(In thousands)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits	$1,257,349	$21,318	$2,521	$1,110	$1,282,298
Subordinated notes	—	—	—	5,155	5,155
Operating leases	2,384	3,883	3,000	4,334	13,601
Total	$1,259,733	$25,201	$5,521	$10,599	$1,301,054

Deposits represent both non-interest bearing and interest bearing deposits. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit. Deposits with indeterminate maturities, such as demand, savings and money market accounts are reflected as obligations due in less than one year.
Subordinated notes issued to a capital trust which was formed solely for the purpose of issuing trust preferred securities. These subordinated notes were acquired as a part of the merger with Service 1st. The aggregate amount indicated above represents the full amount of the contractual obligation. All of these securities are variable rate instruments. The trust preferred securities mature on October 7, 2036, and are redeemable quarterly at the Company’s option.
In the ordinary course of business, the Company is party to various operating leases.  For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments. Operating leases represent the total minimum lease payments under non-cancelable operating leases.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with the accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expense in the financial statements. Various elements of our accounting policies, by their nature, involve the application of highly sensitive and judgmental estimates and assumptions. Some of these policies and estimates relate to matters that are highly complex and contain inherent uncertainties. It is possible that, in some instances, different estimates and assumptions could reasonably have been made and used by management, instead of those we applied, which might have produced different results that could have had a material effect on the financial statements.
We have identified the following accounting policies and estimates that, due to the inherent judgments and assumptions and the potential sensitivity of the financial statements to those judgments and assumptions, are critical to an understanding of our financial statements. We believe that the judgments, estimates and assumptions used in the preparation of the Company’s financial statements are appropriate. For a further description of our accounting policies, see Note 1 - Summary of Significant Accounting Policies in the financial statements included in this Form 10‑K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Credit Losses

Our allowance for credit losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged‑off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risks. The allowance is only an estimate of the inherent loss in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. Our accounting for estimated loan losses is discussed and disclosed primarily in Note 1 and 5 to the consolidated financial statements under the heading “Allowance for Credit Losses” .

Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. This fair value may differ from the cost basis recorded on the acquired institution’s financial statements. Management performs an initial assessment to determine which assets and liabilities must be designated for fair value analysis. Management typically engages experts in the field of valuation to perform the valuation of significant assets and liabilities and, after assessing the resulting fair value computation, will utilize such value in computing the initial purchase accounting adjustments for the acquired assets. It is possible that these values could be viewed differently through alternative valuation approaches or if performed by different experts. Management is responsible for determining that the values derived by experts are reasonable. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. See Note 1 - under the heading “Business Combinations”, and Note 7- Goodwill and Intangible Assets in the financial statements in this Form 10‑K.

Goodwill and Other Intangible Assets

Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. When required, the goodwill impairment test involves a two-step process. The first test for goodwill impairment is done by comparing the reporting unit’s aggregate fair value to its carrying value. Absent other indicators of impairment, if the aggregate fair value exceeds the carrying value, goodwill is not considered impaired and no additional analysis is necessary. If the carrying value of the reporting unit were to exceed the aggregate fair value, a second test would be performed to measure the amount of impairment loss, if any. To measure any impairment loss, the implied fair value would be determined in the same manner as if the reporting unit were being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge would be recorded for the difference.
During 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350).  Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Thus, before the first step of goodwill impairment, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes, but is not limited to, macroeconomic and State of California economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. As of December 31, 2018, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test.
See Note 7“Goodwill and Intangible Assets” in the financial statements in this Form 10‑K for further discussion.

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

At December 31, 2018, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2018, 72.44% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  Several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2018, 75.36% of our time deposits mature within one year or less.
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
As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $5.2 million in subordinated notes issued by the Company’s subsidiary, Service 1st Capital Trust I. As a result, all significant interest rate risk procedures are performed at the Bank level.

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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2018. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2018 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2018, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2018	% Change from Rates at December 31, 2018
Up 400 bps	$67,200	$2,300	3.54%
Up 300 bps	66,500	1,600	2.47%
Up 200 bps	65,500	600	0.92%
Up 100 bps	65,200	300	0.46%
Unchanged	64,900	—	—
Down 100 bps	60,900	(4,000)	(6.16)%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$664,313	72.44%	$634,900	70.60%
Fixed rate	252,790	27.56%	264,420	29.40%
Total gross loans	$917,103	100.00%	$899,320	100.00%

Approximately 72.44% of our loan portfolio is tied to adjustable rate indices and 32.35% of our loan portfolio reprices within 90 days.  As of December 31, 2018, we had 2,041 commercial and real estate loans totaling $546,984,000 with floors ranging from 3.25% to 7.50% and ceilings ranging from 6.00% to 30.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$334,910	36.52%	$318,985	35.46%
1-3 Years	199,004	21.70%	177,545	19.74%
3-5 Years	261,299	28.49%	200,471	22.29%
> 5 Years	121,890	13.29%	202,319	22.50%
Total gross loans	$917,103	100.00%	$899,320	99.99%
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
Fresno, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and Subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Crowe LLP

We have served as the Company’s auditor since 2011.

Sacramento, California
March 8, 2019

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017

(In thousands, except share amounts)	2018	2017
ASSETS
Cash and due from banks	$24,954	$38,286
Interest-earning deposits in other banks	6,725	62,080
Federal funds sold	48	17
Total cash and cash equivalents	31,727	100,383
Available-for-sale debt securities	463,905	535,281
Equity securities	7,254	7,423
Loans, less allowance for credit losses of $9,104 at December 31, 2018 and $8,778 at December 31, 2017	909,591	891,901
Bank premises and equipment, net	8,484	9,398
Bank owned life insurance	28,502	27,807
Federal Home Loan Bank stock	6,843	6,843
Goodwill	53,777	53,777
Core deposit intangibles	2,572	3,027
Accrued interest receivable and other assets	25,181	25,815
Total assets	$1,537,836	$1,661,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$550,657	$585,039
Interest bearing	731,641	840,648
Total deposits	1,282,298	1,425,687
Short-term borrowings	10,000	—
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	20,645	21,254
Total liabilities	1,318,098	1,452,096
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,754,965 at December 31, 2018 and 13,696,722 at December 31, 2017	103,851	103,314
Retained earnings	120,294	103,419
Accumulated other comprehensive (loss) income, net of tax	(4,407)	2,826
Total shareholders’ equity	219,738	209,559
Total liabilities and shareholders’ equity	$1,537,836	$1,661,655
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2018, 2017, and 2016

(In thousands, except per share amounts)	2018	2017	2016
Interest income:
Interest and fees on loans	$49,936	$43,534	$34,051
Interest on deposits in other banks	459	424	289
Interest and dividends on investment securities:
Taxable	10,254	6,526	5,876
Exempt from Federal income taxes	3,538	6,892	6,460
Total interest income	64,187	57,376	46,676
Interest expense:
Interest on deposits	1,153	969	975
Interest on junior subordinated deferrable interest debentures	199	147	121
Other	132	21	—
Total interest expense	1,484	1,137	1,096
Net interest income before provision for credit losses	62,703	56,239	45,580
(Reversal of) Provision for credit losses	50	(1,150)	(5,850)
Net interest income after provision for credit losses	62,653	57,389	51,430
Non-interest income:
Service charges	2,986	3,053	2,849
Appreciation in cash surrender value of bank owned life insurance	695	621	558
Interchange fees	1,462	1,458	1,228
Loan placement fees	708	706	1,083
Net realized gain on sale of credit card portfolio	462	—	—
Net realized gains on sales and calls of investment securities	1,314	2,802	1,920
Other-than-temporary impairment loss on investment securities	—	—	(136)
Federal Home Loan Bank dividends	590	443	630
Other income	2,107	1,753	1,459
Total non-interest income	10,324	10,836	9,591
Non-interest expenses:
Salaries and employee benefits	26,221	24,738	21,881
Occupancy and equipment	5,972	5,186	4,754
Regulatory assessments	619	652	642
Data processing expense	1,666	1,740	1,707
Professional services	1,475	1,509	1,258
ATM/Debit card expenses	739	750	633
Information technology	1,113	818	531
Directors’ expenses	465	597	530
Advertising	758	638	576
Internet banking expenses	732	705	678
Acquisition and integration expenses	217	1,828	1,782
Amortization of core deposit intangibles	455	234	149
Other expense	4,636	5,011	3,801
Total non-interest expenses	45,068	44,406	38,922
Income before provision for income taxes	27,909	23,819	22,099
Provision for income taxes	6,620	9,793	6,917
Net income	$21,289	$14,026	$15,182

Basic earnings per common share	$1.55	$1.12	$1.34
Diluted earnings per common share	$1.54	$1.10	$1.33
Cash dividends per common share	$0.31	$0.24	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2018, 2017, and 2016

(In thousands)	2018	2017	2016
Net income	$21,289	$14,026	$15,182
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings (losses) gains arising during the period	(9,159)	7,705	(9,924)
Less: reclassification for net gains included in net income	1,314	2,802	1,224
Less: reclassification for other-than-temporary impairment loss included in net income	—	—	(136)
Transfer of investment securities from held-to-maturity to available-for-sale	—	—	2,647
Amortization of net unrealized gains transferred	—	—	(64)
Other comprehensive (loss) income, before tax	(10,473)	4,903	(8,429)
Tax benefit (expense) related to items of other comprehensive income	3,096	(2,062)	3,451
Total other comprehensive (loss) income	(7,377)	2,841	(4,978)
Comprehensive income	$13,912	$16,867	$10,204
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2018, 2017, and 2016

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2016	10,996,773	$54,424	$80,437	$4,462	$139,323
Net income	—	—	15,182	—	15,182
Other comprehensive loss	—	—	—	(4,978)	(4,978)
Restricted stock granted, forfeited and related tax benefit	52,911	(2)	—	—	(2)
Cash dividend ($0.24 per common share)	—	—	(2,715)	—	(2,715)
Stock issued for acquisition	1,058,851	16,678	—	—	16,678
Stock-based compensation expense	—	284	—	—	284
Stock options exercised and related tax benefit	35,280	261	—	—	261
Balance, December 31, 2016	12,143,815	71,645	92,904	(516)	164,033
Net income	—	—	14,026	—	14,026
Other comprehensive income	—	—	—	2,841	2,841
Reclassification associated with the adoption of ASU 2018-02	—	—	(501)	501	—
Stock issued under employee stock purchase plan	2,441	45	—	—	45
Restricted stock granted, (forfeited) and related tax benefit	(2,360)	—			—
Stock issued for acquisition	1,276,888	28,405	—	—	28,405
Stock-based compensation expense	—	384	—	—	384
Cash dividend ($0.24 per common share)	—	—	(3,010)	—	(3,010)
Stock options exercised and related tax benefit	275,938	2,835	—	—	2,835
Balance, December 31, 2017	13,696,722	103,314	103,419	2,826	209,559
Cumulative effect of equity securities gains reclassified	—	—	(144)	144	—
Adjusted Balance, January 1, 2018	13,696,722	103,314	103,275	2,970	209,559
Net income	—	—	21,289	—	21,289
Other comprehensive loss	—	—	—	(7,377)	(7,377)
Restricted stock granted, (forfeited) and related tax benefit	20,494	—	—	—	—
Stock issued under employee stock purchase plan	11,581	211	—	—	211
Stock-based compensation expense	—	482	—	—	482
Cash dividend ($0.31 per common share)	—	—	(4,270)	—	(4,270)
Stock options exercised and related tax benefit	74,030	738	—	—	738
Repurchase and retirement of common stock	(47,862)	(894)	—	—	(894)
Balance, December 31, 2018	13,754,965	$103,851	$120,294	$(4,407)	$219,738

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2018, 2017, and 2016

(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$21,289	$14,026	$15,182
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	233	(92)	(851)
Depreciation	1,703	1,429	1,320
Accretion	(898)	(766)	(1,142)
Amortization	6,457	8,519	7,912
Stock-based compensation	482	384	284
Excess tax benefit from exercise of stock options	—	—	(30)
Provision for (reversal of) credit losses	50	(1,150)	(5,850)
Other than temporary impairment losses on investment securities	—	—	136
Net realized gains on sales and calls of available-for-sale investment securities	(1,314)	(2,802)	(1,224)
Net realized gains on sales or calls of held-to-maturity investment securities	—	—	(696)
Net loss on sale and disposal of equipment	2	—	4
Write down of equity investments	42	—	—
Increase in bank owned life insurance, net of expenses	(695)	(621)	(558)
Net gain on sale of credit card portfolio	(462)	—	—
Net gain on bank owned life insurance	—	—	(190)
Net decrease (increase) in accrued interest receivable and other assets	3,218	(2,263)	(4,711)
Net (decrease) increase in accrued interest payable and other liabilities	(599)	1,370	821
Benefit for deferred income taxes	403	7,184	2,592
Net cash provided by operating activities	29,911	25,218	12,999
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisitions	—	26,279	13,241
Purchases of available-for-sale investment securities	(225,970)	(226,740)	(278,664)
Proceeds from sales or calls of available-for-sale investment securities	246,824	228,405	167,163
Proceeds from sales or calls of held-to-maturity investment securities	—	—	9,257
Proceeds from maturity and principal repayment of available-for-sale investment securities	36,495	44,956	50,531
Proceeds from sale of credit card portfolio	2,954	—	—
Net increase in loans	(20,477)	(25,542)	(29,930)
Purchases of premises and equipment	(791)	(859)	(861)
Proceeds from bank owned life insurance	—	—	928
Proceeds from sale of premises and equipment	—	—	7
Net cash provided by (used in) investing activities	39,035	46,499	(68,328)
Cash Flows From Financing Activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(112,134)	45,672	26,372
Net decrease in time deposits	(31,253)	(48,044)	(25,038)
Proceeds from short-term borrowings from Federal Home Loan Bank	568,500	—	—
Repayments of short-term borrowings to Federal Home Loan Bank	(558,500)	(7,000)	—
Proceeds of borrowings from other financial institutions	19,705	—	400
Repayments of borrowings from other financial institutions	(19,705)	(400)	—
Purchase and retirement of common stock	(894)	—	—
Proceeds from stock issued under employee stock purchase plan	211	45	—
Proceeds from exercise of stock options	738	2,835	231
Excess tax benefit from exercise of stock options	—	—	30
Cash dividend payments on common stock	(4,270)	(3,010)	(2,715)
Net cash used in financing activities	(137,602)	(9,902)	(720)
(Decrease) increase in cash and cash equivalents	(68,656)	61,815	(56,049)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	100,383	38,568	94,617
CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,727	$100,383	$38,568

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2018, 2017, and 2016

(In thousands)	2018	2017	2016

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,460	$1,171	$1,053
Income taxes	$2,700	$4,720	$5,840
Non-cash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	$—	$—	$23,131
Unrealized gain on transfer of securities from held-to-maturity to available-for-sale	$—	$—	$526
Transfer of loans to other assets	$—	$—	$363
Common stock issued in acquisitions	$—	$28,405	$16,678

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The Bank operates 21 full service offices throughout California’s San Joaquin Valley and Greater Sacramento Region.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. During the year ended December 31, 2018, there were no transfers between categories.
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
Agricultural production - Loans secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions.

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
Installment and other consumer loans - An installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period.  Most installment loans are made directly for consumer purchases. Other consumer loans include other open ended unsecured consumer loans. Open ended unsecured loans generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.  Open ended unsecured loans in homogeneous loan portfolio segments are not evaluated for specific impairment.
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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2018. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. The carrying value of foreclosed assets was $0 at December 31, 2018 and $70,000 at December 31, 2017, and is included in other assets on the consolidated balance sheets.

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

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2018 and 2017 represents the excess of the purchase price of acquired businesses over the net fair value of assets, including identified intangible assets, acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2018, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2018 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2018 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2018, so core deposit intangibles were not required to be retested.

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

The Company performed an overall assessment of revenue streams potentially affected by the ASU, including certain deposit related fees and interchange fees, to determine the potential impact of this guidance on our consolidated financial statements. Approximately 90% of our revenue, including all of our net interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, debit card fees, ATM processing fees, and other service charges, commissions and fees. We have completed analyzing the individual contracts in scope and determined our revenue recognition practices within the scope of the ASU as described below did not change in any material regard upon adoption of the ASU.

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

FASB Accounting Standards Update (ASU) 2016-01 - Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. ASU No. 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of adoption of this ASU by the Company was not material, but did result in a reclassification of an equity investment from securities available-for-sale to equity securities. The Company was required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company elected the modified retrospective transition approach with a cumulative effect adjustment to the balance sheet. The impact of the adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments. As a result of the adoption, $144,000 of after-tax unrealized losses on equity securities was reclassified on January 1, 2018, from accumulated other comprehensive income to beginning retained earnings. In addition, the fair value disclosures for financial instruments in Note 3 are computed using an exit price notion as required by the ASU.

FASB Accounting Standards Update (ASU) 2016-02 - Leases - Overall (Subtopic 845), was issued February 2016. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 will be effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability of approximately $10 million on the balance sheet for its operating leases where it is a lessee. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also do not expect to apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We expect to account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

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

The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods in 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans and investment securities as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

FASB Accounting Standards Update (ASU) 2017-04 - Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment, was issued January 2017. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019 with earlier adoption permitted. The Company adopted ASU 2017-04 effective during the first quarter of 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Accounting Standards Update (ASU) 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2018. The Company adopted this ASU effective January 1, 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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
In accordance with GAAP guidance for business combinations, the Company recorded $13,466,000 of goodwill and $1,879,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of five years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $217,000 and $1,828,000 are included in the income statement for the years ended December 31, 2018 and 2017, respectively.
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
In accordance with GAAP guidance for business combinations, the Company recorded $10,314,000 of goodwill and $508,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of five years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $1,782,000 are included in the income statement for the year ended December 31, 2016.
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

Pro Forma Results of Operations

The accompanying consolidated financial statements include the accounts of Sierra Vista Bank since October 1, 2016 and Folsom Lake Bank since October 1, 2017. The following table presents pro forma results of operations information for the periods presented as if the acquisitions had occurred on January 1, 2016 after giving effect to certain adjustments. The unaudited pro forma results of operations for the years ended December 31, 2017 and 2016 include the historical accounts of the Company, Folsom Lake Bank, and Sierra Vista Bank and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisitions been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

	For the Years Ended December 31,
	2017	2016
Net interest income	$61,059	$56,531
Provision for (reversal of) credit losses	(1,150)	(5,800)
Non-interest income	11,240	10,205
Non-interest expense	51,415	52,131
Income before provision for income taxes	22,034	20,405
Provision for income taxes	9,168	6,381
Net income	$12,866	$14,024
Net income available to common shareholders	$12,866	$14,024
Basic earnings per common share	$1.03	$1.24
Diluted earnings per common share	$1.01	$1.23

3.	FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,954	$24,954	$—	$—	$24,954
Interest-earning deposits in other banks	6,725	6,725	—	—	6,725
Federal funds sold	48	48	—	—	48
Available-for-sale investment securities	463,905	—	463,905	—	463,905
Equity securities	7,254	7,254	—	—	7,254
Loans, net	909,591	—	—	899,214	899,214
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	6,429	32	2,323	4,074	6,429
Financial liabilities:
Deposits	1,282,298	1,031,369	95,633	—	1,127,002
Short-term borrowings	10,000	—	10,000	—	10,000
Junior subordinated deferrable interest debentures	5,155	—	—	4,114	4,114
Accrued interest payable	134	—	81	53	134

	December 31, 2017
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$38,286	$38,286	$—	$—	$38,286
Interest-earning deposits in other banks	62,080	62,080	—	—	62,080
Federal funds sold	17	17	—	—	17
Available-for-sale investment securities	535,281	—	535,281	—	535,281
Equity securities	7,423	7,423	—	—	7,423
Loans, net	891,901	—	—	899,191	899,191
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	7,168	57	3,256	3,855	7,168
Financial liabilities:
Deposits	1,425,687	1,296,048	127,966	—	1,424,014
Junior subordinated deferrable interest debentures	5,155	—	—	3,550	3,550
Accrued interest payable	110	—	72	38	110

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

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value and included in Level 3. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above as of December 31, 2018 follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors. The fair values shown as of December 31, 2017 use an “entry price” approach.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2018:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$21,321	$—	$21,321	$—
Obligations of states and political subdivisions	81,504	—	81,504	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	234,930	—	234,930	—
Private label mortgage and asset backed securities	126,150	—	126,150	—
Equity Securities	7,254	7,254	—	—
Total assets measured at fair value on a recurring basis	$471,159	$7,254	$463,905	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2018, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2018. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2018.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2018 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Commercial real estate	$134	$—	$—	$134
Total assets measured at fair value on a non-recurring basis	$134	$—	$—	$134

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2018.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans in which the collateral value did not exceed the loan balance had a principal balance of $161,000 with a valuation allowance of $27,000 at December 31, 2018, resulting in a fair value of $134,000. The valuation allowance represent specific allocation for the allowance for credit losses for impaired loans.
During the year ended December 31, 2018 specific allocation for the allowance for credit losses related to loans carried at fair value was $27,000, compared to none during the year ended December 31, 2017. There were no net charge-offs related to loans carried at fair value at December 31, 2018 and 2017.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018.

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

The fair value of the available-for-sale investment portfolio reflected an unrealized loss of $(6,257,000) at December 31, 2018 compared to an unrealized gain of $4,089,000 at December 31, 2017. The unrealized (loss)/gain recorded is net of $(1,850,000) and $1,186,000 in tax (benefits) liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2018 and 2017, respectively.
The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$21,723	$—	$(402)	$21,321
Obligations of states and political subdivisions	79,886	2,205	(587)	81,504
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	239,388	253	(4,711)	234,930
Private label mortgage and asset backed securities	129,165	756	(3,771)	126,150
	$470,162	$3,214	$(9,471)	$463,905

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$65,994	$667	$(74)	$66,587
Obligations of states and political subdivisions	136,955	6,240	(90)	143,105
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,210	601	(2,903)	234,908
Private label mortgage and asset backed securities	91,033	924	(1,276)	90,681
`	$531,192	$8,432	$(4,343)	$535,281

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2018, 2017, and 2016 are shown below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Available-for-Sale Securities
Proceeds from sales or calls	$246,824	$228,405	$167,163
Gross realized gains from sales or calls	$1,976	$4,701	$2,223
Gross realized losses from sales or calls	$(662)	$(1,899)	$(999)
Held-to-Maturity Securities
Proceeds from sales and calls	$—	$—	$9,257
Gross realized gains from sales or calls	$—	$—	$696

Losses recognized in 2018, 2017, and 2016 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.

The provision (benefit) for income taxes includes $388,000, $1,178,000, and $515,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2018, 2017, and 2016, respectively.
Investment securities with unrealized losses at December 31, 2018 and 2017 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$14,891	$(254)	$6,430	$(148)	$21,321	$(402)
Obligations of states and political subdivisions	10,056	(99)	22,945	(488)	33,001	(587)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	61,866	(424)	124,673	(4,287)	186,539	(4,711)
Private label residential mortgage and asset backed securities	31,325	(195)	84,784	(3,576)	116,109	(3,771)
	$118,138	$(972)	$238,832	$(8,499)	$356,970	$(9,471)

	December 31, 2017
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$8,201	$(47)	$6,741	$(27)	$14,942	$(74)
Obligations of states and political subdivisions	1,627	(3)	3,357	(87)	4,984	(90)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	82,604	(822)	64,488	(2,081)	147,092	(2,903)
Private label residential mortgage backed securities	88,312	(1,276)	—	—	88,312	(1,276)
	$180,744	$(2,148)	$74,586	$(2,195)	$255,330	$(4,343)

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
As of December 31, 2018, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2018, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2018 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded during March 2016 that a $136,000 credit related impairment related to one security with a fair value of $2,995,000 and a pre-impairment amortized cost of $3,131,000 existed. The Company recorded an other-than-temporary impairment loss of $136,000 during the twelve months ended December 31, 2016. There were no OTTI losses recorded during the twelve months ended December 31, 2018 or December 31,2017.

U.S. Government Agencies - At December 31, 2018, the Company held six U.S. Government agency securities of which four were in a loss position for less than 12 months and two were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Obligations of States and Political Subdivisions - At December 31, 2018, the Company held 52 obligations of states and political subdivision securities of which two were in a loss position for less than 12 months and eight were in a loss position or had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2018, the Company held 137 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 23 were in a loss position for less than 12 months and 60 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

Private Label Mortgage and Asset Backed Securities - At December 31, 2018, the Company had a total of 36 PLMBS with a remaining principal balance of $129,165,000 and a gross and net unrealized loss of approximately $3,016,000.  Seven of these securities were in a loss position for less than 12 months and 18 have been in a loss position for more than 12 months at December 31, 2018.  Eight of these PLMBS with a remaining principal balance of $1,137,000 had credit ratings below investment grade. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2018.

The following table provides a rollforward for the years ended December 31, 2018 and 2017 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2018	2017
Beginning balance of credit losses recognized	$874	$874
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Realized losses for securities sold	—	—
Ending balance of credit losses recognized	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2018 and 2017 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$1,893	$1,914
After one year through five years	2,769	2,899	7,149	7,316
After five years through ten years	21,831	22,278	22,043	22,696
After ten years	55,286	56,327	105,870	111,179
	79,886	81,504	136,955	143,105
Investment securities not due at a single maturity date:
Treasuries	—	—	—	—
U.S. Government agencies	21,723	21,321	65,994	66,587
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	239,388	234,930	237,210	234,908
Private label mortgage and asset backed securities	129,165	126,150	91,033	90,681
	$470,162	$463,905	$531,192	$535,281

Investment securities with amortized costs totaling $80,001,000 and $88,930,000 and fair values totaling $79,662,000 and $90,541,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2018 and 2017, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2018	% of Total loans	December 31, 2017	% of Total loans
Commercial:
Commercial and industrial	$101,533	11.1%	$100,856	11.2%
Agricultural production	7,998	0.9%	14,956	1.7%
Total commercial	109,531	12.0%	115,812	12.9%
Real estate:
Owner occupied	183,169	19.9%	204,452	22.7%
Real estate construction and other land loans	101,606	11.1%	96,460	10.7%
Commercial real estate	305,118	33.2%	269,254	29.9%
Agricultural real estate	76,884	8.4%	76,081	8.4%
Other real estate	32,799	3.6%	31,220	3.5%
	699,576	76.2%	677,467	75.2%
Consumer:
Equity loans and lines of credit	69,958	7.6%	76,404	8.5%
Consumer and installment	38,038	4.2%	29,637	3.4%
Total consumer	107,996	11.8%	106,041	11.9%
Net deferred origination costs	1,592		1,359
Total gross loans	918,695	100.0%	900,679	100.0%
Allowance for credit losses	(9,104)		(8,778)
Total loans	$909,591		$891,901

At December 31, 2018 and 2017, loans originated under Small Business Administration (SBA) programs totaling $22,297,000 and $25,925,000, respectively, were included in the real estate and commercial categories. Approximately $447,757,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $286,934,000 as of December 31, 2018.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $2,453,000, $2,593,000, and $2,344,000 have been deferred as loan origination costs for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of year	$8,778	$9,326	$9,610
Provision (reversal) charged to operations	50	(1,150)	(5,850)
Losses charged to allowance	(210)	(464)	(883)
Recoveries	486	1,066	6,449
Balance, end of year	$9,104	$8,778	$9,326

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2018, 2017, and 2016 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
(Reversal) provision charged to operations	(513)	642	(60)	(19)	50
Losses charged to allowance	(94)	—	(116)	—	(210)
Recoveries	207	102	177	—	486
Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104

Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal) provision charged to operations	(762)	(449)	68	(7)	(1,150)
Losses charged to allowance	(207)	(22)	(235)	—	(464)
Recoveries	860	66	140	—	1,066
Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778

Allowance for credit losses:
Beginning balance, January 1, 2016	$3,562	$5,204	$734	$110	$9,610
(Reversal) provision charged to operations	(6,048)	11	203	(16)	(5,850)
Losses charged to allowance	(621)	—	(262)	—	(883)
Recoveries	5,287	985	177	—	6,449
Ending balance, December 31, 2016	$2,180	$6,200	$852	$94	$9,326

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2018 and December 31, 2017 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104
Ending balance: individually evaluated for impairment	$9	$27	$54	$—	$90
Ending balance: collectively evaluated for impairment	$1,662	$6,512	$772	$68	$9,014

Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778
Ending balance: individually evaluated for impairment	$1	$1	$34	$—	$36
Ending balance: collectively evaluated for impairment	$2,070	$5,794	$791	$87	$8,742

The following table shows the ending balances of loans as of December 31, 2018 and December 31, 2017 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2018	$109,531	$699,576	$107,996	$917,103
Ending balance: individually evaluated for impairment	$348	$4,215	$1,346	$5,909
Ending balance: collectively evaluated for impairment	$109,183	$695,361	$106,650	$911,194

Loans:
Ending balance, December 31, 2017	$115,812	$677,467	$106,041	$899,320
Ending balance: individually evaluated for impairment	$377	$4,846	$1,143	$6,366
Ending balance: collectively evaluated for impairment	$115,435	$672,621	$104,898	$892,954

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$86,876	$12,072	$2,585	$—	$101,533
Agricultural production	5,955	2,043	—	—	7,998
Real Estate:
Owner occupied	179,214	3,056	899	—	183,169
Real estate construction and other land loans	95,301	3,270	3,035	—	101,606
Commercial real estate	298,714	5,268	1,136	—	305,118
Agricultural real estate	57,544	165	19,175	—	76,884
Other real estate	32,799	—	—	—	32,799
Consumer:
Equity loans and lines of credit	68,016	380	1,562	—	69,958
Consumer and installment	38,036	—	2	—	38,038
Total	$862,455	$26,254	$28,394	$—	$917,103

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2017 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$84,745	$8,217	$7,894	$—	$100,856
Agricultural production	10,848	206	3,902	—	14,956
Real Estate:
Owner occupied	196,838	4,795	2,819	—	204,452
Real estate construction and other land loans	90,927	1,625	3,908	—	96,460
Commercial real estate	261,746	4,147	3,361	—	269,254
Agricultural real estate	48,274	1,270	26,537	—	76,081
Other real estate	29,867	1,165	188	—	31,220
Consumer:
Equity loans and lines of credit	74,535	483	1,386	—	76,404
Consumer and installment	29,634	—	3	—	29,637
Total	$827,414	$21,908	$49,998	$—	$899,320

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$255	$—	$—	$255	$101,278	$101,533	$—	$298
Agricultural production	—	—	—	—	7,998	7,998	—	—
Real estate:	—				—	—
Owner occupied	215	—	—	215	182,954	183,169	—	215
Real estate construction and other land loans	—	—	1,439	1,439	100,167	101,606	—	1,439
Commercial real estate	—	—	—	—	305,118	305,118	—	418
Agricultural real estate	—	—	—	—	76,884	76,884	—	—
Other real estate	—	—	—	—	32,799	32,799	—	—
Consumer:					—	—
Equity loans and lines of credit	953	—	—	953	69,005	69,958	—	370
Consumer and installment	7	—	—	7	38,031	38,038	—	—
Total	$1,430	$—	$1,439	$2,869	$914,234	$917,103	$—	$2,740

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2017 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$100,856	$100,856	$—	$356
Agricultural production	—	—	—	—	14,956	14,956	—	—
Real estate:	—					—
Owner occupied	—	—	—	—	204,452	204,452	—	—
Real estate construction and other land loans	—	—	1,397	1,397	95,063	96,460	—	1,397
Commercial real estate	—	—	—	—	269,254	269,254	—	976
Agricultural real estate	—	—	—	—	76,081	76,081	—	—
Other real estate	—	1,165	—	1,165	30,055	31,220	—	—
Consumer:						—
Equity loans and lines of credit	149	—	—	149	76,255	76,404	—	146
Consumer and installment	26	—	—	26	29,611	29,637	—	—
Total	$175	$1,165	$1,397	$2,737	$896,583	$899,320	$—	$2,875

The following table shows information related to impaired loans by class at December 31, 2018 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$259	$493	$—
Real estate:
Owner occupied	215	215	—
Real estate construction and other land loans	2,613	2,676	—
Commercial real estate	1,182	1,414	—
Total real estate	4,010	4,305	—
Consumer:
Equity loans and lines of credit	248	285	—
Total with no related allowance recorded	4,517	5,083	—

With an allowance recorded:
Commercial:
Commercial and industrial	89	90	9
Real estate:
Commercial real estate	161	162	27
Agricultural real estate	44	44	—
Total real estate	205	206	27
Consumer:
Equity loans and lines of credit	1,098	1,103	54
Total with an allowance recorded	1,392	1,399	90
Total	$5,909	$6,482	$90
The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2017 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$355	$553	$—
Real estate:
Real estate construction and other land loans	3,023	3,085	—
Commercial real estate	1,772	2,040	—
Total real estate	4,795	5,125	—
Consumer:
Equity loans and lines of credit	146	206	—
Total with no related allowance recorded	5,296	5,884	—

With an allowance recorded:
Commercial:
Commercial and industrial	22	22	1
Real estate:
Agricultural real estate	51	51	1
Consumer:
Equity loans and lines of credit	997	997	34
Total with an allowance recorded	1,070	1,070	36
Total	$6,366	$6,954	$36

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018, 2017, and 2016 (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$311	$—	$404	$—	$115	$—
Agricultural production	—	—	—	—	42	—
Total commercial	311	—	404	—	157	—
Real estate:
Owner occupied	17	—	24	—	162	—
Real estate construction and other land loans	2,857	85	1,228	114	2,393	196
Commercial real estate	1,542	51	1,370	53	903	55
Agricultural real estate	1,173	159	—	—	173	—
Other real estate	702	—	—	—	—	—
Total real estate	6,291	295	2,622	167	3,631	251
Consumer:
Equity loans and lines of credit	217	—	132	—	598	—
Consumer and installment	—	—	6	—	41	—
Total consumer	217	—	138	—	639	—
Total with no related allowance recorded	6,819	295	3,164	167	4,427	251
	—
With an allowance recorded:	—
Commercial:						—
Commercial and industrial	55	4	38	1	441	3
Agricultural production	—	—	—	—	104	—
Total commercial	55	4	38	1	545	3
Real estate:		—		—		—
Owner occupied	—	—	—	—	120	—
Real estate construction and other land loans	—	—	1,827	—	171	—
Commercial real estate	200	12	470	—	548	—
Agricultural real estate	49	3	43	3	—	—
Other real estate	86	—	—	—	—	—
Total real estate	335	15	2,340	3	839	—
Consumer:
Equity loans and lines of credit	1,054	57	239	32	203	—
Consumer and installment	3	—	1	—	19	—
Total consumer	1,057	57	240	32	222	—
Total with an allowance recorded	1,447	76	2,618	36	1,606	3
Total	$8,266	$371	$5,782	$203	$6,033	$254

Foregone interest on nonaccrual loans totaled $267,000, $210,000, and $245,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2018 and 2017, the Company has a recorded investment in troubled debt restructurings of $3,220,000 and, $3,551,000, respectively. The Company has allocated $50,000 and $36,000 of specific reserves for those loans at December 31, 2018 and 2017, respectively. The Company has committed to lend no additional amounts as of December 31, 2018 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2018, 2017, and 2016 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2018 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$38	$—	$38	$30
Real Estate:
Real Estate - Commercial	1	$166	$—	$166	$161
Total	2	$204	$—	$204	$191

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	59	—	59	51
Consumer
Equity loans and line of credit	2	490	—	1,066	1,059
Total	3	$549	$—	$1,125	$1,110

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2018, 2017, and 2016.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Land	$1,131	$1,131
Buildings and improvements	6,753	6,754
Furniture, fixtures and equipment	12,665	12,345
Leasehold improvements	4,369	4,594
	24,918	24,824
Less accumulated depreciation and amortization	(16,434)	(15,426)
	$8,484	$9,398

Depreciation and amortization included in occupancy and equipment expense totaled $1,703,000, $1,429,000 and $1,320,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2018, 2017, and 2016 is as follows (in thousands):

	2018	2017	2016
Balance, beginning of year	$53,777	$40,231	$29,917
Acquired goodwill	—	13,546	10,314
Impairment	—	—	—
Balance, end of year	$53,777	$53,777	$40,231

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2018 and 2017 was $53,777,000. Total goodwill at December 31, 2018 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2018, so goodwill was not required to be retested.
The intangible assets at December 31, 2018 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Folsom Lake Bank in 2017 of $1,879,000, Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition. At December 31, 2018, the weighted average remaining amortization period is four years.  The carrying value of intangible assets at December 31, 2018 was $2,572,000, net of $1,180,000 in accumulated amortization expense.  The carrying value at December 31, 2017 was $3,027,000, net of $725,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2018 and determined no impairment was necessary.  Amortization expense recognized was $455,000 for 2018, $234,000 for 2017, and $149,000 for 2016.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2019	$696
2020	696
2021	661
2022	453
2023	66
Thereafter	—
Total	$2,572

8. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2018	2017
Savings	$114,565	$116,534
Money market	267,820	299,638
NOW accounts	252,439	296,406
Time, $250,000 or more	30,902	34,441
Time, under $250,000	65,915	93,629
	$731,641	$840,648

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2019	$71,869
2020	18,880
2021	2,437
2022	1,429
2023	1,092
Thereafter	1,110
$96,817

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Savings	$37	$33	$27
Money market	419	211	133
NOW accounts	414	317	290
Time certificates of deposit	283	408	525
	$1,153	$969	$975

9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2018, the Company had $10,000,000 in Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2017, the Company had no FHLB advances.
Approximately $447,757,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $286,934,000 as of December 31, 2018. FHLB advances are also secured by investment securities with amortized costs totaling $326,000 and $416,000 and market values totaling $337,000 and $440,000 at December 31, 2018 and 2017, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $40,000,000 at December 31, 2018 and 2017, at interest rates which vary with market conditions. As of December 31, 2018 and 2017, the Company had no in Federal funds purchased.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $4,364,000 and $6,740,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2018 and 2017, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,498,000 and $7,431,000 and market values totaling $4,475,000 and $7,437,000, respectively.  At December 31, 2018 and 2017, the Bank had no outstanding borrowings with the FRB.

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2018, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2018, the rate was 4.04%.  Interest expense recognized by the Company for the years ended December 31, 2018, 2017, and 2016 was $199,000, $147,000 and $121,000, respectively.

11. INCOME TAXES

The provision for income taxes for the years ended December 31, 2018, 2017, and 2016 consisted of the following (in thousands):

	Federal	State	Total
2018
Current	$3,995	$2,689	$6,684
Deferred	(140)	76	(64)
Provision for income taxes	$3,855	$2,765	$6,620
2017
Current	$1,188	$1,224	$2,412
Deferred	3,328	518	3,846
Re-measurement resulting from Tax Act	3,535	—	3,535
Provision for income taxes	$8,051	$1,742	$9,793
2016
Current	$3,720	$605	$4,325
Deferred	1,100	1,492	2,592
Provision for income taxes	$4,820	$2,097	$6,917

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

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for credit losses	$2,380	$2,100
Deferred compensation	4,347	4,415
Unrealized loss on available-for-sale investment securities	1,850	—
Net operating loss carryovers	2,407	2,549
Mark-to-market adjustment	53	87
Other deferred tax assets	445	386
Other-than-temporary impairment	192	192
Loan and investment impairment	1,450	1,793
Partnership income	55	68
State taxes	575	375
Total deferred tax assets	13,754	11,965
Deferred tax liabilities:
Finance leases	(173)	(365)
Unrealized gain on available-for-sale investment securities	—	(1,186)
Core deposit intangible	(760)	(895)
FHLB stock	(234)	(234)
Loan origination costs	(891)	(783)
Bank premises and equipment	(513)	(478)
Total deferred tax liabilities	(2,571)	(3,941)
Net deferred tax assets	$11,183	$8,024

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2018, 2017, and 2016 consisted of the following:

	2018	2017	2016
Federal income tax, at statutory rate	21.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	7.8%	4.8%	6.2%
Tax exempt investment security income, net	(2.7)%	(10.1)%	(10.3)%
Bank owned life insurance, net	(0.6)%	(0.8)%	(1.1)%
Compensation - Stock Compensation	(0.6)%	(2.8)%	—%
Re-measurement resulting from Tax Act	—%	14.8%	—%
Change in uncertain tax positions	(0.3)%	(0.9)%	0.1%
Other	(0.9)%	1.1%	1.4%
Effective tax rate	23.7%	41.1%	31.3%

As of December 31, 2018, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $8,049,000 and $8,372,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 and begin expiring in 2028, for federal and California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized.
As a result of the enactment of the Tax Cuts and Jobs Act (the “ Tax Act”) on December 22, 2017, the federal tax rate applied to the Company’s net deferred tax assets were re-measured to reflect the 2018 tax rates (the rates at which the deferred tax items are expected to reverse). The change to the tax rates (including the rate change applied to deferred taxes reflected in other comprehensive income and certain tax-advantaged investments as reflected in other assets) resulted in an increase to the Company’s 2017 tax provision of $3,535,000. As part of the Tax Act for tax years beginning after December 31, 2017, alternative minimum tax credit carryforwards are and not dependent on future income. As such, they have been classified as a current tax receivable rather than a deferred tax asset. As of December 31, 2018, the alternative minimum tax credit carryforwards have been fully utilized. ASU 2016-09, “Compensation-Stock Compensation (718) Improvements to Employee Share-Based Payment Accounting” requires the Company to recognize all excess tax benefits or tax deficiencies through the income statement as income tax expense/benefit. A tax benefit of $165,000 was recognized during the year ended December 31, 2018 and a benefit of $853,000 was recognized during the year ended December 31, 2017.
The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or California Franchise Tax Board income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2015 and by the state and local taxing authorities for the years ended before December 31, 2014. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2018	2017
Balance, beginning of year	$83	$298
Additions based on tax positions related to prior years	—	—
Reductions due to the statute of limitations for tax positions of prior years	(83)	(215)
Balance, end of year	$—	$83

As of December 31, 2018, the Company has no unrecognized tax benefits and does not expect this to change in the next 12 months.
During the years ended December 31, 2018 and 2017, the Company recorded no interest or penalties related to uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expenses totaled $2,735,000, $2,533,000 and $2,300,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2019	$2,384
2020	2,078
2021	1,805
2022	1,552
2023	1,448
Thereafter	4,334
$13,601

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2018 was $14,858,000.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $372,000 at December 31, 2018.

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

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2018	2017
Commitments to extend credit	$309,824	$347,001
Standby letters of credit	$2,450	$3,140

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2018 and 2017.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2018, commercial loan commitments represent 54% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 39% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 7% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2018 and 2017, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $225,000 and $326,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2018, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.8% of total loans of which 12% were commercial and 83.8% were real-estate-related.
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
Effective January 1, 2015, bank holding companies with consolidated assets of $1 billion or more ($3 Billion or more effective August 30, 2018) and banks like Central Valley Community Bank must comply with new minimum capital ratio requirements to be phased-in between January 1, 2015 and January 1, 2019, which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6% (increased from 4%); (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.
In addition, a “capital conversation buffer” is established which, when fully phased-in, will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement is being phased-in between January 1, 2016 and January 1, 2019. The capital conservation buffer as of December 31, 2018 was 1.875% and 1.250% as of December 31, 2017. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2018 and 2017.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s and the Bank’s actual capital ratios as of December 31, 2018 and December 31, 2017, as well as the minimum capital ratios for capital adequacy for the Bank.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2018	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$171,149	11.48%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$166,149	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$171,149	15.59%	N/A	N/A
Total Risk-Based Capital Ratio	$180,478	16.44%	N/A	N/A

December 31, 2017
Tier 1 Leverage Ratio	$153,676	9.71%	$63,338	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,186	12.90%	$52,081	5.75%
Tier 1 Risk-Based Capital Ratio	$153,676	13.28%	$69,441	7.25%
Total Risk-Based Capital Ratio	$162,780	14.07%	$92,588	9.25%
(1) The 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250%.

The following table presents the Bank’s regulatory capital ratios as of December 31, 2018 and December 31, 2017.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2018	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$168,770	11.32%	$59,639	4.00%
Common Equity Tier 1 Ratio (CET 1)	$168,770	15.38%	$49,388	6.38%
Tier 1 Risk-Based Capital Ratio	$168,770	15.38%	$65,850	7.88%
Total Risk-Based Capital Ratio	$178,099	16.23%	$87,800	9.88%

December 31, 2017
Tier 1 Leverage Ratio	$149,779	9.46%	$63,332	4.00%
Common Equity Tier 1 Ratio (CET 1)	$149,779	12.96%	$52,040	5.75%
Tier 1 Risk-Based Capital Ratio	$149,779	12.96%	$69,387	7.25%
Total Risk-Based Capital Ratio	$158,882	13.74%	$92,516	9.25%
(1) The 2018 and 2017 minimum regulatory requirement threshold includes the capital conservation buffer of 1.250% and 0.625%, respectively. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

Dividends - During 2018, the Bank declared and paid cash dividends to the Company in the amount of $2,850,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $4,270,000 or $0.31 per common share cash dividend to shareholders of record during the year ended December 31, 2018.
During 2017, the Bank declared and paid cash dividends to the Company in the amount of $3,133,000, in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $3,010,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2017.
During 2016, the Bank declared and paid cash dividends to the Company in the amount of $13,010,000, in connection with the SVB acquisition, and cash dividends approved by the Company’s Board of Directors. The Company declared and paid a total of $2,715,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2016.
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2018, $33,036,000 of the Bank’s retained earnings were free of these restrictions.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2018	2017	2016
Basic Earnings Per Common Share:
Net income	$21,289	$14,026	$15,182
Weighted average shares outstanding	13,699,823	12,472,095	11,331,166
Net income per common share	$1.55	$1.12	$1.34
Diluted Earnings Per Common Share:
Net income	$21,289	$14,026	$15,182
Weighted average shares outstanding	13,699,823	12,472,095	11,331,166
Effect of dilutive stock options and warrants	129,171	250,255	104,283
Weighted average shares of common stock and common stock equivalents	13,828,994	12,722,350	11,435,449
Net income per diluted common share	$1.54	$1.10	$1.33

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2018, 2017, and 2016.

14. SHARED-BASED COMPENSATION

On December 31, 2018, the Company had five share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
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
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is over one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, there are 809,996 shares remain reserved for future grants as of December 31, 2018.
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan whereby our employees may purchase Company common shares through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of an offering period at a discount of 10 percent from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The plan calls for 500,000 common shares to be set aside for employee purchases, and there were 485,978 shares available for future purchase under the plan as of December 31, 2018.
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
For the years ended December 31, 2018, 2017, and 2016, the compensation cost recognized for share-based compensation was $482,000, $384,000, and $284,000, respectively. The recognized tax benefit for share-based compensation expense was $142,000, $805,000, and $44,000 for 2018, 2017, and 2016, respectively.

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
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2018, 2017 and 2016 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2016	240,695	$6.83
Options exercised	(35,280)	$6.55
Options forfeited	(3,200)	$8.77
Options outstanding at December 31, 2016	202,215	$6.87	3.26	$2,647
Options assumed in acquisition	313,360	$11.79
Options exercised	(281,125)	$10.47
Options forfeited	(1,580)	$8.11
Options outstanding at December 31, 2017	232,870	$9.13	2.87	$2,574
Options exercised	(74,030)	$9.97
Options forfeited	(4,400)	$10.85
Options outstanding at December 31, 2018	154,440	$8.68	2.81	$1,554
Options vested or expected to vest at December 31, 2018	154,440	$8.68	2.81	$1,554
Options exercisable at December 31, 2018	154,440	$8.68	2.81	$1,554

Information related to the stock option plan during each year follows (in thousands):

	2018	2017	2016
Intrinsic value of options exercised	$767	$2,807	$235
Cash received from options exercised	$738	$2,835	$231
Excess tax benefit realized for option exercises	$142	$805	$30

As of December 31, 2018, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested. The total fair value of options vested was $170,000 for the year ended December 31, 2017, respectively.

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

The following table presents the restricted common stock activity during the years presented:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2016	53,028	$12.34
Granted	54,650	$14.10
Vested	(12,438)	$12.38
Forfeited	(1,739)	$12.95
Nonvested outstanding shares at December 31, 2016	93,501	$13.35
Vested	(27,373)	$13.34
Forfeited	(2,360)	$14.07
Nonvested outstanding shares at December 31, 2017	63,768	$13.33
Granted	22,204	$20.76
Vested	(20,733)	$13.09
Forfeited	(1,710)	$14.37
Nonvested outstanding shares at December 31, 2018	63,529	$15.98

During the years ended December 31, 2018, 2017, and 2016, 22,204, 0, and 54,650 shares of restricted common stock were granted from outstanding grants under the 2005 and 2015 Plans. The restricted common stock had a weighted average fair value of $20.76, and $14.10 per share on the date of grant during the years ended December 31, 2018 and 2016, respectively. The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.
As of December 31, 2018, there were 63,529 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $459,000 for the year ended December 31, 2018, $349,000 for the year ended December 31, 2017, and $235,000 for the year ended December 31, 2016.
As of December 31, 2018, there was $677,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 2.04 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,308,000 at December 31, 2018.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $900,000, $600,000, and $380,000 to the profit sharing plan in 2018, 2017, and 2016, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year.  For the years ended December 31, 2018, 2017, and 2016, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2018, 2017, and 2016, the Bank made matching contributions totaling $748,000, $686,000, and $604,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.12% at December 31, 2018).  At December 31, 2018 and 2017, the total net deferrals included in accrued interest payable and other liabilities were $3,842,000 and $3,713,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $9,436,000 and $9,187,000 and at December 31, 2018 and 2017, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2018, 2017, and 2016, was $249,000, $255,000, and $242,000, respectively.
In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.12% at December 31, 2018).  At December 31, 2018 and 2017, the total net deferrals included in accrued interest payable and other liabilities were $129,000 and $86,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 10-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2018, 2017, and 2016, totaled $15,000, $561,000, and $489,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $9,816,000 and $5,786,000 at December 31, 2018 and 2017, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.
In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $19,066,000 and $18,620,000 at December 31, 2018 and 2017, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2018, 2017, and 2016 totaled $446,000, $366,000, and $316,000, respectively.

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

16. LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2018	$11,885
Disbursements	622
Amounts repaid	(769)
Balance, December 31, 2018	$11,738
Undisbursed commitments to related parties, December 31, 2018	$1,442

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2018 and 2017

(In thousands)	2018	2017
ASSETS
Cash and cash equivalents	$2,326	$3,296
Investment in Bank subsidiary	222,514	210,816
Other assets	367	750
Total assets	$225,207	$214,862
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	314	148
Total liabilities	5,469	5,303
Shareholders’ equity:
Common stock	103,851	103,314
Retained earnings	120,294	103,419
Accumulated other comprehensive (loss) income, net of tax	(4,407)	2,826
Total shareholders’ equity	219,738	209,559
Total liabilities and shareholders’ equity	$225,207	$214,862

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2018, 2017, and 2016

(In thousands)	2018	2017	2016
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$2,850	$3,133	$13,010
Other income	6	4	4
Total income	2,856	3,137	13,014
Expenses:
Interest on junior subordinated deferrable interest debentures	199	147	121
Professional fees	217	231	133
Other expenses	548	1,019	779
Total expenses	964	1,397	1,033
Income before equity in undistributed net income of Subsidiary	1,892	1,740	11,981
Equity in undistributed net income of Subsidiary, net of distributions	19,075	11,754	2,852
Income before income tax benefit	20,967	13,494	14,833
Benefit from income taxes	322	532	349
Net income	$21,289	$14,026	$15,182

Comprehensive income	$13,912	$16,867	$10,204

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017, and 2016

(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$21,289	$14,026	$15,182
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(19,075)	(11,754)	(2,852)
Stock-based compensation	482	384	284
Tax benefit from exercise of stock options	—	—	(30)
Net decrease (increase) in other assets	372	(114)	(405)
Net increase (decrease) in other liabilities	166	(7)	64
Benefit for deferred income taxes	11	155	98
Net cash provided by operating activities	3,245	2,690	12,341
Cash flows used in investing activities:
Investment in subsidiary	—	(151)	(9,584)
Cash flows from financing activities:
Cash dividend payments on common stock	(4,270)	(3,010)	(2,715)
Purchase and retirement of common stock	(894)	—	—
Proceeds from exercise of stock options	738	2,880	231
Proceeds from stock issued under employee stock purchase plan	211	—	—
Excess tax benefit from exercise of stock options	—	—	30
Net cash used in financing activities	(4,215)	(130)	(2,454)
(Decrease) increase in cash and cash equivalents	(970)	2,409	303
Cash and cash equivalents at beginning of year	3,296	887	584
Cash and cash equivalents at end of year	$2,326	$3,296	$887

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$185	$142	$112
Non-cash investing and financing activities:
Common stock issued in acquisitions	$—	$28,405	$16,678

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(In thousands, except per share amounts)

	Q4 2018	Q3 2018	Q2 2018	Q1 2018	Q4 2017	Q3 2017	Q2 2017	Q1 2017
Net interest income	$15,973	$15,907	$15,397	$15,426	$15,567	$13,578	$13,786	$13,308
Provision for (Reversal of) credit losses	—	—	50	—	—	(900)	(150)	(100)
Net interest income after provision for credit losses	15,973	15,907	15,347	15,426	15,567	14,478	13,936	13,408
Other non-interest income	2,367	2,083	2,604	1,956	1,947	2,385	1,939	1,763
Net realized gains (losses) on investment securities	37	380	82	815	(6)	169	2,157	482
Total non-interest expense	11,410	10,791	11,499	11,368	13,109	10,394	10,789	10,114
Provision for income taxes	1,686	1,827	1,569	1,538	4,064	2,144	2,295	1,290
Net income	$5,281	$5,752	$4,965	$5,291	$335	$4,494	$4,948	$4,249
Basic earnings per share	$0.38	$0.42	$0.36	$0.39	$0.02	$0.37	$0.41	$0.35
Diluted earnings per share	$0.38	$0.42	$0.36	$0.39	$0.02	$0.36	$0.40	$0.35

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2018 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

ITEM 16     FORM 10-K SUMMARY

 Omitted at registrant’s option

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

10.83	Executive Salary Continuation Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019.*

10.84	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019.*

21	Subsidiaries.

22	N/A

23	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 8, 2019	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 8, 2019	By:	/s/ David A. Kinross
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

/s/ James M. Ford	Date: March 8, 2019
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross	Date: March 8, 2019
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

/s/ Daniel J. Doyle	Date: March 8, 2019
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 8, 2019
Daniel N. Cunningham, Lead Independent Director

/s/ Edwin S. Darden	Date: March 8, 2019
Edwin S. Darden, Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 8, 2019
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 8, 2019
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 8, 2019
Gary D. Gall, Director

/s/ Steven D. McDonald	Date: March 8, 2019
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 8, 2019
Louis McMurray, Director

/s/ Karen Musson	Date: March 8, 2019
Karen Musson, Director

/s/ William S. Smittcamp	Date: March 8, 2019
William S. Smittcamp, Director