Form 10-Q
period 2019-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2019-05-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER: 000—31977

CENTRAL VALLEY COMMUNITY BANCORP
(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr., Suite 101, Fresno, California	93720
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number (559) 298-1775

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	CVCY	NASDAQ Capital Market
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on which Registered)

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
Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 5, 2019 there were 13,657,608 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2019 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2019	December 31, 2018

ASSETS
Cash and due from banks	$29,762	$24,954
Interest-earning deposits in other banks	2,404	6,725
Federal funds sold	69	48
Total cash and cash equivalents	32,235	31,727
Available-for-sale debt securities	479,622	463,905
Equity securities	7,346	7,254
Loans, less allowance for credit losses of $9,118 at March 31, 2019 and $9,104 at December 31, 2018	912,692	909,591
Bank premises and equipment, net	8,096	8,484
Bank-owned life insurance	29,673	28,502
Federal Home Loan Bank stock	6,843	6,843
Goodwill	53,777	53,777
Core deposit intangibles	2,399	2,572
Accrued interest receivable and other assets	31,554	25,181
Total assets	$1,564,237	$1,537,836
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$550,410	$550,657
Interest bearing	742,154	731,641
Total deposits	1,292,564	1,282,298

Short-term borrowings	7,000	10,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	32,063	20,645
Total liabilities	1,336,782	1,318,098
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,680,930 at March 31, 2019 and 13,754,965 at December 31, 2018	102,395	103,851
Retained earnings	124,138	120,294
Accumulated other comprehensive income (loss), net of tax	922	(4,407)
Total shareholders’ equity	227,455	219,738
Total liabilities and shareholders’ equity	$1,564,237	$1,537,836

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands, except share and per-share amounts)	2019	2018
INTEREST INCOME:
Interest and fees on loans	$12,554	$12,006
Interest on deposits in other banks	150	98
Interest and dividends on investment securities:
Taxable	3,023	2,559
Exempt from Federal income taxes	562	1,067
Total interest income	16,289	15,730
INTEREST EXPENSE:
Interest on deposits	393	238
Interest on junior subordinated deferrable interest debentures	57	43
Other	4	23
Total interest expense	454	304
Net interest income before provision for credit losses	15,835	15,426
PROVISION FOR (REVERSAL OF) CREDIT LOSSES	(25)	—
Net interest income after provision for credit losses	15,860	15,426
NON-INTEREST INCOME:
Service charges	690	755
Appreciation in cash surrender value of bank-owned life insurance	171	171
Interchange fees	343	345
Net realized gains on sales of investment securities	1,052	815
Federal Home Loan Bank dividends	121	121
Loan placement fees	139	166
Other income	460	398
Total non-interest income	2,976	2,771
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,490	6,416
Occupancy and equipment	1,479	1,537
Professional services	327	438
Data processing	395	480
Regulatory assessments	152	162
ATM/Debit card expenses	191	201
License and maintenance contracts	777	212
Directors’ expenses	176	90
Advertising	202	189
Internet banking expense	194	195
Acquisition and integration	—	217
Amortization of core deposit intangibles	174	94
Other	1,110	1,137
Total non-interest expenses	11,667	11,368
Income before provision for income taxes	7,169	6,829
Provision for income taxes	1,953	1,538
Net income	$5,216	$5,291
Earnings per common share:
Basic earnings per share	$0.38	$0.39
Weighted average common shares used in basic computation	13,646,489	13,669,976
Diluted earnings per share	$0.38	$0.38
Weighted average common shares used in diluted computation	13,755,615	13,804,480
Cash dividend per common share	$0.10	$0.07

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2019	2018
Net income	$5,216	$5,291
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	8,618	(8,571)
Less: reclassification for net gains included in net income	1,052	815
Other comprehensive income (loss), before tax	7,566	(9,386)
Tax (expense) benefit related to items of other comprehensive income	(2,237)	2,775
Total other comprehensive income (loss)	5,329	(6,611)
Comprehensive income (loss)	$10,545	$(1,320)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2018	13,696,722	$103,314	$103,419	$2,826	$209,559
Cumulative-effect adjustment			(204)	204
Balance, January 1, 2018, adjusted	13,696,722	103,314	103,215	3,030	209,559
Net income	—	—	5,291	—	5,291
Other comprehensive loss	—	—	—	(6,611)	(6,611)
Restricted stock granted, forfeited and related tax benefit	(538)	—	—	—	—
Stock issued under employee stock purchase plan	2,453	43			43
Stock-based compensation expense	—	74	—	—	74
Cash dividend ($0.07 per common share)	—	—	(962)	—	(962)
Stock options exercised	53,400	549	—	—	549
Balance, March 31, 2018	13,752,037	$103,980	$107,544	$(3,581)	$207,943

Balance, January 1, 2019	13,754,965	$103,851	$120,294	$(4,407)	$219,738
Net income	—	—	5,216	—	5,216
Other comprehensive income	—	—	—	5,329	5,329
Restricted stock granted, (forfeited) and related tax benefit	(90)	—	—	—	—
Stock issued under employee stock purchase plan	4,603	80	—	—	80
Stock awarded to employees	5,295	100	—	—	100
Stock-based compensation expense	—	143	—	—	143
Cash dividend ($0.10 per common share)	—	—	(1,372)	—	(1,372)
Stock options exercised	13,636	95	—	—	95
Repurchase and retirement of common stock	(97,479)	(1,874)	—	—	(1,874)
Balance, March 31, 2019	13,680,930	$102,395	$124,138	$922	$227,455

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,216	$5,291
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	163	(80)
Depreciation	521	426
Accretion	(200)	(218)
Amortization	1,335	1,972
Stock-based compensation	143	74
(Reversal of) provision for credit losses	(25)	—
Net realized gains on sales of available-for-sale investment securities	(1,052)	(815)
Net change in equity securities	(92)	—
Increase in bank-owned life insurance, net of expenses	(171)	(171)
Net (increase) decrease in accrued interest receivable and other assets	(8,420)	1,489
Net increase (decrease) in accrued interest payable and other liabilities	9,702	(2,265)
Deferred income tax (benefit) expense	(218)	646
Net cash provided by operating activities	6,902	6,349
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(65,253)	(92,189)
Proceeds from sales or calls of available-for-sale investment securities	52,985	69,315
Proceeds from maturity and principal repayments of available-for-sale investment securities	6,051	10,688
Net increase in loans	(3,239)	(16,720)
Purchases of premises and equipment	(133)	(457)
Purchases of bank-owned life insurance	(1,000)	—
Net cash used in investing activities	(10,589)	(29,363)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	9,167	(27,615)
Net increase (decrease) in time deposits	1,099	(7,161)
Proceeds from short-term borrowings from Federal Home Loan Bank	14,000	—
Repayments of short-term borrowings to Federal Home Loan Bank	(17,000)	—
Proceeds of borrowings from other financial institutions	1,370	—
Repayments of borrowings from other financial institutions	(1,370)	—
Purchase and retirement of common stock	(1,874)	—
Proceeds from stock issued under employee stock purchase plan	80	43
Proceeds from exercise of stock options	95	549
Cash dividend payments on common stock	(1,372)	(962)
Net cash provided by (used in) financing activities	4,195	(35,146)
Increase (decrease) in cash and cash equivalents	508	(58,160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,727	100,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,235	$42,223

	For the Quarter Ended March 31,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$425	$297
Income taxes	$—	$180
Operating cash flows from operating leases	$545	$—
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$10,129	$—
Purchases of available-for-sale investment securities, not yet settled	$1,816	$—
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2018 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2019, and the results of its operations and its cash flows for the three-month interim periods ended March 31, 2019 and 2018 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Impact of New Financial Accounting Standards:

FASB Accounting Standards Update (ASU) 2016-02 - Leases - Overall (Subtopic 845), was issued February 2016. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 was effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow- Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability of approximately $10 million on the balance sheet for its operating leases where it is a lessee. We elected to apply certain practical expedients provided under ASU 2016-02 whereby we will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. We also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). We account for lease and non-lease components separately because such amounts are readily determinable under our lease contracts and because we expect this election will result in a lower impact on our balance sheet.

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

The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during the second half of 2019. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans as well as the economic conditions as of the date of adoption. The Company also anticipates significant changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

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

FASB Accounting Standards Update (ASU) 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers, the amendments of the update become effective in fiscal years beginning after December 15, 2018. The Company adopted this ASU effective January 1, 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

	March 31, 2019
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,762	$29,762	$—	$—	$29,762
Interest-earning deposits in other banks	2,404	2,404	—	—	2,404
Federal funds sold	69	69	—	—	69
Available-for-sale debt securities	479,622	—	479,622	—	479,622
Equity securities	7,346	7,346	—	—	7,346
Loans, net	912,692	—	—	902,412	902,412
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	5,433	16	2,113	3,304	5,433
Financial liabilities:
Deposits	1,292,564	1,069,210	96,986	—	1,166,196
Short-term borrowings	7,000	—	7,000	—	7,000
Junior subordinated deferrable interest debentures	5,155	—	—	4,151	4,151
Accrued interest payable	163	—	106	57	163

	December 31, 2018
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,954	$24,954	$—	$—	$24,954
Interest-earning deposits in other banks	6,725	6,725	—	—	6,725
Federal funds sold	48	48	—	—	48
Available-for-sale debt securities	463,905	—	463,905	—	463,905
Equity securities	7,254	7,254	—	—	7,254
Loans, net	909,591	—	—	899,214	899,214
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	6,429	32	2,323	4,074	6,429
Financial liabilities:
Deposits	1,282,298	1,031,369	95,633	—	1,127,002
Short-term borrowings	10,000	—	10,000	—	10,000
Junior subordinated deferrable interest debentures	5,155	—	—	4,114	4,114
Accrued interest payable	134	—	81	53	134

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

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value and included in Level 3. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2019:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2019 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$18,929	$—	$18,929	$—
Obligations of states and political subdivisions	106,963	—	106,963	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	222,613	—	222,613	—
Private label mortgage and asset backed securities	127,117	—	127,117	—
Corporate debt securities	4,000	—	4,000	—
Equity securities	7,346	7,346	—	—
Total assets measured at fair value on a recurring basis	$486,968	$7,346	$479,622	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2019, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the three months ended March 31, 2019. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2019.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2019.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three months ended March 31, 2019.
Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics. As of March 31, 2019, there were no loans measured using the fair value of the collateral for collateral dependent loans.
There were no charge-offs related to loans carried at fair value during the three months ended March 31, 2019 and 2018. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended March 31, 2019 and 2018 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2019.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2018:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2018 (in thousands).

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
There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2018. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2018.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2018 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Commercial real estate	134	—	—	134
Total assets measured at fair value on a non-recurring basis	$134	$—	$—	$134

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
During the year ended December 31, 2018 specific allocation for the allowance for credit losses related to loans carried at fair value was $27,000. During the year ended December 31, 2018, there was no net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of March 31, 2019, $71,665,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $1,309,000 at March 31, 2019 compared to an unrealized loss of $6,257,000 at December 31, 2018. The unrealized gain/(loss) recorded is net of $387,000 and $(1,850,000) in tax liabilities (benefits) as accumulated other comprehensive income within shareholders’ equity at March 31, 2019 and December 31, 2018, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2019
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$19,263	$—	$(334)	$18,929
Obligations of states and political subdivisions	103,581	3,432	(50)	106,963
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	224,597	612	(2,596)	222,613
Private label mortgage and asset backed securities	126,872	932	(687)	127,117
Corporate debt securities	4,000	—	—	4,000
Total available-for-sale	$478,313	$4,976	$(3,667)	$479,622

	December 31, 2018
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$21,723	$—	$(402)	$21,321
Obligations of states and political subdivisions	79,886	2,205	(587)	81,504
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	239,388	253	(4,711)	234,930
Private label mortgage and asset backed securities	129,165	756	(3,771)	126,150
Total available-for-sale	$470,162	$3,214	$(9,471)	$463,905

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2019 and 2018 are shown below (in thousands):

	For the Quarter Ended March 31,
Available-for-Sale Securities	2019	2018
Proceeds from sales or calls	$52,985	$69,315
Gross realized gains from sales or calls	1,099	1,067
Gross realized losses from sales or calls	(47)	(252)

Losses recognized in 2019 and 2018 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The provision for income taxes includes $311,000 and $241,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the three months ended March 31, 2019 and 2018, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$12,922	$(222)	$6,007	$(112)	$18,929	$(334)
Obligations of states and political subdivisions	—	—	3,163	(50)	3,163	(50)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	63,382	(683)	86,950	(1,913)	150,332	(2,596)
Private label mortgage and asset backed securities	26,088	(105)	83,312	(582)	109,400	(687)
Total available-for-sale	$102,392	$(1,010)	$179,432	$(2,657)	$281,824	$(3,667)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$14,891	$(254)	$6,430	$(148)	$21,321	$(402)
Obligations of states and political subdivisions	10,056	(99)	22,945	(488)	33,001	(587)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	61,866	(424)	124,673	(4,287)	186,539	(4,711)
Private label mortgage and asset backed securities	31,325	(195)	84,784	(3,576)	116,109	(3,771)
Total available-for-sale	$118,138	$(972)	$238,832	$(8,499)	$356,970	$(9,471)

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
     As of March 31, 2019, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at March 31, 2019 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2019 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the three months ended March 31, 2019. There were no OTTI losses recorded during the three months ended March 31, 2018.

U.S. Government Agencies

At March 31, 2019, the Company held six U.S. Government agency securities of which four were in a loss position for less than 12 months and two had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Obligations of States and Political Subdivisions

At March 31, 2019, the Company held 55 obligations of states and political subdivision securities of which none were in a loss position for less than 12 months and one was in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2019, the Company held 132 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 21 were in a loss position for less than 12 months and 45 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.

Private Label Mortgage and Asset Backed Securities

At March 31, 2019, the Company had a total of 36 Private Label Mortgage and Asset Backed Securities (PLMABS). Six of the PLMABS securities were in a loss position for less than 12 months and 17 have been in loss for more than 12 months at March 31, 2019. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

The following tables provide a roll forward for the three months ended March 31, 2019 and 2018 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Quarter Ended March 31,
(In thousands)	2019	2018
Beginning balance	$874	$874
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized gain for securities sold	—	—
Ending balance	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2019 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2019
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,480	2,617
After five years through ten years	21,332	22,364
After ten years	79,769	81,982
	103,581	106,963
Investment securities not due at a single maturity date:
U.S. Government agencies	19,263	18,929
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	224,597	222,613
Private label mortgage and asset backed securities	126,872	127,117
Corporate debt securities	4,000	4,000
Total available-for-sale	$478,313	$479,622

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2019	% of Total Loans	December 31, 2018	% of Total Loans
Commercial:
Commercial and industrial	$96,700	10.5%	$101,533	11.1%
Agricultural production	11,260	1.2%	7,998	0.9%
Total commercial	107,960	11.7%	109,531	12.0%
Real estate:
Owner occupied	188,901	20.5%	183,169	19.9%
Real estate construction and other land loans	98,352	10.7%	101,606	11.1%
Commercial real estate	308,099	33.4%	305,118	33.2%
Agricultural real estate	70,589	7.7%	76,884	8.4%
Other real estate	33,804	3.8%	32,799	3.6%
Total real estate	699,745	76.1%	699,576	76.2%
Consumer:
Equity loans and lines of credit	72,686	7.9%	69,958	7.6%
Consumer and installment	39,665	4.3%	38,038	4.2%
Total consumer	112,351	12.2%	107,996	11.8%
Net deferred origination costs	1,754		1,592
Total gross loans	921,810	100.0%	918,695	100.0%
Allowance for credit losses	(9,118)		(9,104)
Total loans	$912,692		$909,591

At March 31, 2019 and December 31, 2018, loans originated under Small Business Administration (SBA) programs totaling $23,992,000 and $22,297,000, respectively, were included in the real estate and commercial categories, of which, $17,836,000 or 74% and $16,493,000 or 74%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2019 and 2018 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
(Reversal) provision charged to operations	(252)	170	61	(4)	(25)
Losses charged to allowance	—	—	(9)	—	(9)
Recoveries	31	—	17	—	48
Ending balance, March 31, 2019	$1,450	$6,709	$895	$64	$9,118

Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
(Reversal) provision charged to operations	(356)	331	3	22	—
Losses charged to allowance	(50)	—	(42)	—	(92)
Recoveries	71	5	26	—	102
Ending balance, March 31, 2018	$1,736	$6,131	$812	$109	$8,788

The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2019 and December 31, 2018 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2019	$1,450	$6,709	$895	$64	$9,118
Ending balance: individually evaluated for impairment	$20	$30	$51	$—	$101
Ending balance: collectively evaluated for impairment	$1,430	$6,679	$844	$64	$9,017

Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104
Ending balance: individually evaluated for impairment	$9	$27	$54	$—	$90
Ending balance: collectively evaluated for impairment	$1,662	$6,512	$772	$68	$9,014

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2019	$107,960	$699,745	$112,351	$920,056
Ending balance: individually evaluated for impairment	$314	$3,217	$1,152	$4,683
Ending balance: collectively evaluated for impairment	$107,646	$696,528	$111,199	$915,373

Loans:
Ending balance, December 31, 2018	$109,531	$699,576	$107,996	$917,103
Ending balance: individually evaluated for impairment	$348	$4,215	$1,346	$5,909
Ending balance: collectively evaluated for impairment	$109,183	$695,361	$106,650	$911,194

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2019 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$93,977	$510	$2,213	$—	$96,700
Agricultural production	7,509	2,946	805	—	11,260
Real Estate:
Owner occupied	184,609	2,611	1,681	—	188,901
Real estate construction and other land loans	94,313	2,449	1,590	—	98,352
Commercial real estate	302,927	4,064	1,108	—	308,099
Agricultural real estate	50,860	13,279	6,450	—	70,589
Other real estate	33,804	—	—	—	33,804
Consumer:
Equity loans and lines of credit	67,815	1,967	2,904	—	72,686
Consumer and installment	39,663	—	2	—	39,665
Total	$875,477	$27,826	$16,753	$—	$920,056

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2018 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$86,876	$12,072	$2,585	$—	$101,533
Agricultural production	5,955	2,043	—	—	7,998
Real Estate:
Owner occupied	179,214	3,056	899	—	183,169
Real estate construction and other land loans	95,301	3,270	3,035	—	101,606
Commercial real estate	298,714	5,268	1,136	—	305,118
Agricultural real estate	57,544	165	19,175	—	76,884
Other real estate	32,799	—	—	—	32,799
Consumer:
Equity loans and lines of credit	68,016	380	1,562	—	69,958
Consumer and installment	38,036	—	2	—	38,038
Total	$862,455	$26,254	$28,394	$—	$917,103

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$100	$—	$—	$100	$96,600	$96,700	$—	$269
Agricultural production	—	—	—	—	11,260	11,260	—	—
Real estate:	—				—
Owner occupied	129	—	—	129	188,772	188,901	—	210
Real estate construction and other land loans	—	—	—	—	98,352	98,352	—	—
Commercial real estate	—	—	—	—	308,099	308,099	—	950
Agricultural real estate	—	—	—	—	70,589	70,589	—	—
Other real estate	—	—	—	—	33,804	33,804	—	—
Consumer:					—
Equity loans and lines of credit	1,932	—	—	1,932	70,754	72,686	—	119
Consumer and installment	45	—	—	45	39,620	39,665	—	—
Total	$2,206	$—	$—	$2,206	$917,850	$920,056	$—	$1,548

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$255	$—	$—	$255	$101,278	$101,533	$—	$298
Agricultural production	—	—	—	—	7,998	7,998	—	—
Real estate:	—
Owner occupied	215	—	—	215	182,954	183,169	—	215
Real estate construction and other land loans	—	—	1,439	1,439	100,167	101,606	—	1,439
Commercial real estate	—	—	—	—	305,118	305,118	—	418
Agricultural real estate	—	—	—	—	76,884	76,884	—	—
Other real estate	—	—	—	—	32,799	32,799	—	—
Consumer:
Equity loans and lines of credit	953	—	—	953	69,005	69,958	—	370
Consumer and installment	7	—	—	7	38,031	38,038	—	—
Total	$1,430	$—	$1,439	$2,869	$914,234	$917,103	$—	$2,740

The following table shows information related to impaired loans by class at March 31, 2019 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$235	$478	$—
Real estate:
Owner occupied	$211	$213	$—
Real estate construction and other land loans	1,099	1,099	—
Commercial real estate	1,160	1,398	—
Total real estate	2,470	2,710	—
Consumer:
Equity loans and lines of credit	48	70	—
Total with no related allowance recorded	2,753	3,258	—

With an allowance recorded:
Commercial:
Commercial and industrial	79	81	20
Real estate:
Commercial real estate	703	723	30
Agricultural real estate	44	44	—
Total real estate	747	767	30
Consumer:
Equity loans and lines of credit	1,104	1,110	51
Total with an allowance recorded	1,930	1,958	101
Total	$4,683	$5,216	$101

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2018 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$259	$493	$—
Real estate:
Owner occupied	215	215	—
Real estate construction and other land loans	2,613	2,676	—
Commercial real estate	1,182	1,414	—
Total real estate	4,010	4,305	—
Consumer:
Equity loans and lines of credit	248	285	—
Total with no related allowance recorded	4,517	5,083	—

With an allowance recorded:
Commercial:
Commercial and industrial	89	90	9
Real estate:
Commercial real estate	161	162	27
Agricultural real estate	44	44	—
Total real estate	205	206	27
Consumer:
Equity loans and lines of credit	1,098	1,103	54
Total with an allowance recorded	1,392	1,399	90
Total	$5,909	$6,482	$90

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$249	$—	$348	$—
Real estate:
Owner occupied	213	—	—	—
Real estate construction and other land loans	2,217	16	2,988	23
Commercial real estate	1,171	12	1,560	13
Other real estate	—	—	874	—
Total real estate	3,601	28	5,422	36
Consumer:
Equity loans and lines of credit	196	1	195	—
Total with no related allowance recorded	4,046	29	5,965	36

With an allowance recorded:
Commercial:
Commercial and industrial	84	1	49	1
Real estate:
Commercial real estate	572	3	282	3
Agricultural real estate	44	1	51	1
Total real estate	616	4	333	4
Consumer:
Equity loans and lines of credit	1,105	14	994	14
Consumer and installment	—	—	8	—
Total consumer	1,105	14	1,002	14
Total with an allowance recorded	1,805	19	1,384	19
Total	$5,851	$48	$7,349	$55

Foregone interest on nonaccrual loans totaled $32,000 and $98,000 for the three month periods ended March 31, 2019 and 2018, respectively.

Troubled Debt Restructurings:
As of March 31, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $3,135,000 and $3,220,000, respectively. The Company has allocated $53,000 and $50,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018, respectively. The Company has committed to lend no additional amounts as of March 31, 2019 to customers with outstanding loans that are classified as troubled debt restructurings.
During the three months ended March 31, 2019 one loan was modified as troubled debt restructuring. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2019 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Consumer:
Equity loans and lines of credit	1	$13	$—	$13	$13
Total	1	$13	$—	$13	$13

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2018 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$38	$—	$38	$36
Real Estate:
Commercial real estate	1	166	—	166	165
Total	2	$204	$—	$204	$201

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2019 or March 31, 2018.

Note 5. Borrowing Arrangements

As of March 31, 2019 and December 31, 2018, the Company had $7,000,000 and $10,000,000 Federal Home Loan Bank (FHLB) of San Francisco advances, respectively.
Approximately $443,162,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $287,839,000 as of March 31, 2019. FHLB advances are also secured by investment securities with amortized costs totaling $312,000 and $326,000 and market values totaling $323,000 and $337,000 at March 31, 2019 and December 31, 2018, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of March 31, 2019, and December 31, 2018 the Company had no Federal funds purchased.

Note 6.  Leases

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases with terms extending through 2028.  Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease cost is comprised of lease expense recognized on a straight-line basis, the amortization of the right-of-use asset and the implicit interest accreted on the operating lease liability. Operating lease cost is included in occupancy and equipment expense on our consolidated statements of income. We evaluate the lease term by assuming the exercise of options to extend that are reasonably assured and those option periods covered by an option to terminate the lease, if deemed not reasonably certain to be exercised. The lease term is used to determine the straight-line expense and limits the depreciable life of any related leasehold improvements. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in occupancy and equipment expense on our consolidated statements of income, consistent with similar costs for owned locations, but is not included in operating lease cost below. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2019 (remaining)	$2,142
2020	1,820
2021	1,697
2022	1,363
2023	1,242
Thereafter	3,936
Total lease payments	12,200
Less: imputed interest	(1,728)
Present value of operating lease liabilities	$10,472

Minimum future rental payments under noncancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, are as follows (in thousands):

Minimum future rental payments
2019	2,384
2020	2,078
2021	1,805
2022	1,552
2023	1,448
Thereafter	4,334
$13,601

The table below summarizes the total lease cost:

(Dollars in thousands)	For the Quarter Ended March 31,
Operating lease cost	$552
Short-term lease cost	20
Variable lease cost	53
Total lease cost	$625

The table below summarizes other information related to our operating leases:

For the Quarter Ended March 31,
Weighted average remaining lease term, in years	7
Weighted average discount rate	2.91%

The table below shows operating lease right of use assets and operating lease liabilities as of March 31, 2019

(Dollars in thousands)
Operating lease right-of-use assets	$9,810
Operating lease liabilities	10,472

Note 7.  Commitments and Contingencies

Financial Instruments With Off-Balance-Sheet Risk - In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for loans.
Commitments to extend credit amounting to $326,191,000 and $312,274,000 were outstanding at March 31, 2019 and December 31, 2018, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $323,701,000 and $309,824,000 at March 31, 2019 and December 31, 2018, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $61,648,000 and $70,752,000 as of March 31, 2019 and December 31, 2018, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $2,490,000 and $2,450,000 were outstanding at March 31, 2019 and December 31, 2018, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2019 or December 31, 2018.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2019 and December 31, 2018, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000 and $225,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the porfolio was to provide a guarantee of certain accounts beginning in March 2019. As of March 31, 2019, the total commitment was $2,100,000.
     The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 8. Earnings Per Share

Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company.  A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2019	2018
Net income	$5,216	$5,291
Weighted average shares outstanding	13,646,489	13,669,976
Basic earnings per share	$0.38	$0.39

Diluted Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2019	2018
Net income	$5,216	$5,291
Weighted average shares outstanding	13,646,489	13,669,976
Effect of dilutive stock options	109,126	134,504
Weighted average shares of common stock and common stock equivalents	13,755,615	13,804,480
Diluted earnings per share	$0.38	$0.38

No outstanding options or restricted stock awards were anti-dilutive for the three months ended March 31, 2019 and 2018.

Note 9.  Share-Based Compensation

The Company has five share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $143,000 and $74,000 for the three months ended March 31, 2019 and 2018, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $17,000 and $119,000, respectively, for the three months ended March 31, 2019 and 2018.
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
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 481,375 shares available for future purchase under the plan as of March 31, 2019.

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
     No options to purchase shares of the Company’s common stock were granted during the three months ended March 31, 2019 and 2018.

A summary of the combined activity of the Company’s stock option compensation plans for the three months ended March 31, 2019 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2019	154,440	$8.68
Options exercised	(13,636)	$6.94
Options forfeited	(1,000)	$5.06
Options outstanding at March 31, 2019	139,804	$8.87	2.75	$1,493
Options vested or expected to vest at March 31, 2019	139,804	$8.87	2.75	$1,493
Options exercisable at March 31, 2019	139,804	$8.87	2.75	$1,493

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Intrinsic value of options exercised	$167	$524
Cash received from options exercised	$95	$549
Excess tax benefit realized for option exercises	$17	$119

As of March 31, 2019, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

Restricted and Performance Common Stock Awards

The 2015 Plan provides for the issuance of restricted common stock to directors and officers. In addition, performance awards may be granted in the form of cash or shares. Restricted common stock grants typically vest over a one to five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.
The following table summarizes restricted stock and performance award activity for the three months ended March 31, 2019 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2019	63,529	$15.98
Granted	5,295	$18.91
Vested	(10,907)	$15.05
Forfeited	(90)	$12.95
Nonvested outstanding shares at March 31, 2019	57,827	$16.43

During the three months ended March 31, 2019, 5,295 shares of restricted or performance common stock awards were granted. The restricted and performance common stock awards had a weighted average grant date fair market value of $18.91 per share on the date of grant during the three months ended March 31, 2019. Restricted common stock awards’ fully vest after year 1, or vest ratably until fully vested in year 3 or year 5 depending on agreement terms. Performance common stock awards vest immediately.
As of March 31, 2019, there were 57,827 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2019, there was $540,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.01 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,524,000 at March 31, 2019.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline in quality of the Company’s earning assets; (7) decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets; and (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.
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
There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2019.  Please refer to the Company’s 2018 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, El Dorado, Madera, Merced, Placer, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  On April 20, 2018, the Company closed and consolidated the Caldwell office into the Company’s Floral office. On May 11, 2018, the Company closed and consolidated the Folsom Prairie office into the Company’s Folsom Sutter office. On July 12, 2018, the Company closed and consolidated the Tracy office into the Company’s Lodi office. After extensive evaluation, the Company will consolidate the Rancho Cordova and Fair Oaks offices and open a new full-service branch in Gold River during the second quarter of 2019. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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
The Bank operates 21 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Fair Oaks, Folsom, Fresno, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Rancho Cordova, Roseville, Sacramento, Stockton, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2018 FDIC data, the Bank’s branches in Fresno, Madera, San Joaquin, and Tulare Counties had a 3.42% combined deposit market share of all insured depositories. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus Counties), was less than 1.00% in 2018.

Dividend Declared

On April 17, 2019, the Board of Directors declared an $0.11 per share cash dividend payable on May 17, 2019 to shareholders of record as of May 3, 2019.

First Quarter of 2019

In the first quarter of 2019, our consolidated net income was $5,216,000 compared to net income of $5,291,000 for the same period in 2018. Diluted EPS was $0.38 for the quarter ended March 31, 2019 compared to $0.38 for the same period in 2018. The decrease in net income during the first quarter of 2019 compared to the same period in 2018 is primarily due to an increase in non-interest expenses of $299,000 and an increase in the provision for income taxes of $415,000, partially offset by an increase in net interest income before the provision for credit losses of $409,000, and an increase in total non-interest income of $205,000. During the quarter ended March 31, 2019, the Company recorded a $25,000 reverse provision for credit losses, compared to no provision during the quarter ended March 31, 2018.
Net interest margin (fully tax equivalent basis) increased to 4.63% for the quarter ended March 31, 2019 compared to 4.31% for the same period in 2018. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), increased to 0.12% for the quarter ended March 31, 2019 compared to 0.07% for the same period in 2018.
Non-interest income increased $205,000 or 7.40% to $2,976,000 for the quarter ended March 31, 2019 compared to $2,771,000 in the same period in 2018, primarily driven by an increase of $237,000 in net realized gains on sales and calls of investment securities and an increase of $62,000 in other income, offset by a decrease in loan placement fees of $27,000 and a decrease in service charge income of $65,000. Non-interest expense increased $299,000 or 2.63% for the comparable periods primarily due to increases in information technology, salaries and employee benefits, amortization of core deposit intangibles, advertising expenses, directors’ expenses, tax provision, personnel, credit card expenses, and provision for unfunded commitments, offset by decreases in acquisition and integration expenses, occupancy and equipment, professional services,ATM/debit card expenses, Internet banking, professional services, risk management, data processing, and other expenses.
Annualized return on average equity for the first quarter of 2019 decreased to 9.42% compared to 10.15% for the same period in 2018. Annualized return on average assets was 1.35% and 1.30% for the first quarter ended March 31, 2019 and 2018, respectively. Total average equity increased to $221,510,000 for the first quarter of 2019 compared to $208,600,000 for the first quarter of 2018. The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, and an increase in accumulated other comprehensive income. The Company declared and paid $0.10 per share in cash dividends to holders of common stock during the first quarter of 2019, compared to $0.07 in dividends declared and paid during the first quarter of 2018.
Our average total assets decreased $83,783,000 or 5.16% to $1,540,721,000 during the first quarter of 2019 compared to the same period in 2018.  Total average interest-earning assets decreased $77,352,000 or 5.24% in the first quarter of 2019 compared to the same period of 2018.  Average total loans, including nonaccrual loans, increased $3,207,000 or 0.36% in the first quarter of 2019 compared to the same period in 2018. Offsetting the net increase was the effect of the sale of the Company’s credit card portfolio during the second quarter of 2018. Average total investments and interest-earning deposits decreased $81,956,000 or 14.19% in the period ended March 31, 2019 compared to the same period in 2018.  Average interest-bearing liabilities decreased $88,980,000 or 10.57% in the period ended March 31, 2019 compared to the same period in 2018. Average non-interest bearing demand deposits decreased 1.95% to $543,137,000 in 2019 compared to $553,931,000 in 2018.  The ratio of average non-interest bearing demand deposits to average total deposits was 42.10% in the first quarter of 2019 compared to 40.01% in 2018.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 9.42% for the three months ended March 31, 2019 compared to 10.07% for the year ended December 31, 2018 and 10.15% for the three months ended March 31, 2018.  Our net income for the three months ended March 31, 2019 decreased $75,000 or 1.42% to $5,216,000 compared to $5,291,000 for the three months ended March 31, 2018, primarily driven by an increase in non-interest expenses and an increase in provision for income taxes, partially offset by an increase in net realized gains on sales and calls of investment securities, and an increase in net interest income. Net interest margin (NIM) increased 32 basis points for the three-month period ended March 31, 2019 compared to the three months ended March 31, 2018.  Diluted EPS was $0.38 for the three months ended March 31, 2019 and $0.38 for the same period in 2018.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2019 was 1.35% compared to 1.35% for the year ended December 31, 2018 and 1.30% for the three months ended March 31, 2018.  The increase in ROA for the three months ended March 31, 2019 compared to March 31, 2018 was due to the decrease in average assets.  Average assets for the three months ended March 31, 2019 was $1,540,721,000 compared to $1,577,410,000 for the year ended December 31, 2018.  Median ROA for our peer group was 1.31% for the year ended December 31, 2018.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) increased to 4.63% for the three months ended March 31, 2019, compared to 4.31% for the same period in 2018.  The increase in net interest margin in the period-over-period comparison resulted primarily from the increase in the effective yield on average investment securities, an increase in the yield on the Company’s loan portfolio, and an increase in the effective yield on interest earning deposits in other banks and Federal Funds sold. Interest bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending March 31, 2019 and 2018, the effective yield on total earning assets increased 36 basis points, while the cost of total interest bearing liabilities increased nine basis points and the cost of total deposits increased to 0.12% compared to 0.07%.  Net interest income before the provision for credit losses for the three-month period ended March 31, 2019 was $15,835,000 compared to $15,426,000 for the same period in 2018.
Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the three months ended March 31, 2019 increased $205,000 or 7.40%, to $2,976,000 compared to $2,771,000 for the three months ended March 31, 2018.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities and other income; offset by decreases in service charge income and loan placement fees, compared to the comparable 2018 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $1,548,000 and $2,740,000 at March 31, 2019 and December 31, 2018, respectively.  Nonperforming assets totaled 0.17% of gross loans as of March 31, 2019 and 0.30% of gross loans as of December 31, 2018. The ratio of nonperforming assets to total assets was 0.10% as of March 31, 2019 and 0.18% as of December 31, 2018. The nonperforming assets at March 31, 2019 and December 31, 2018 consisted of nonaccrual loans of $1,548,000 and $2,740,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at March 31, 2019 or December 31, 2018. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.17% as of March 31, 2019 and 0.30% as of December 31, 2018. The allowance for credit losses as a percentage of outstanding loan balance was 0.99% as of March 31, 2019 and 0.99% as of December 31, 2018. The ratio of net charge-off (recovery) to average loans was (0.02)% as of March 31, 2019 and (0.03)% as of December 31, 2018.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $26,401,000 or 1.72% during the three months ended March 31, 2019 to $1,564,237,000 compared to $1,537,836,000 as of December 31, 2018.  Total gross loans increased by 0.34% or $3,115,000 to $921,810,000 as of March 31, 2019 compared to $918,695,000 as of December 31, 2018.  Total deposits increased 0.80% to $1,292,564,000 as of March 31, 2019 compared to $1,282,298,000 as of December 31, 2018. Our loan-to-deposit ratio at March 31, 2019 was 71.32% compared to 71.64% at December 31, 2018.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2018.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules are being phased in through 2019 under the Dodd-Frank Act and Basel III. As of March 31, 2019, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2019. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 63.92% for the three months ended March 31, 2019 compared to 62.59% for the three months ended March 31, 2018.  The slight increase in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in non-interest income. Further discussion of the change in net interest income and increase in operating expenses is below.

The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, less gain on sale of credit card portfolio, and gain related to the collection of life insurance proceeds, increased 1.38% to $17,909,000 for the first three months of 2019 compared to $17,666,000 for the same period in 2018, while operating expenses, net of losses on sale of assets, acquisition and integration costs, and amortization of core deposit intangibles, increased 3.53% to $11,448,000 from $11,058,000 for the same period in 2018.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $287,839,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $519,203,000 or 33.19% of total assets at March 31, 2019 and $502,886,000 or 32.70% of total assets as of December 31, 2018.

RESULTS OF OPERATIONS

Net Income for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Net income decreased to $5,216,000 for the three months ended March 31, 2019 compared to $5,291,000 for the three months ended March 31, 2018.  Basic and diluted earnings per share for March 31, 2019 were $0.38 and $0.38, respectively. Basic and diluted earnings per share for the same period in 2018 were $0.39 and $0.38, respectively. Annualized ROE was 9.42% for the three months ended March 31, 2019 compared to 10.15% for the three months ended March 31, 2018.  Annualized ROA for the three months ended March 31, 2019 and 2018 was 1.35% and 1.30%, respectively.
The decrease in net income for the three months ended March 31, 2019 compared to the same period in 2018 was primarily driven by an increase in non-interest expense and an increase in the provision for income taxes, partially offset by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities. During the three months ended March 31, 2019, the Company recorded a $25,000 reversal of the provision for credit losses, compared to a no provision during the three months ended March 31, 2018.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2019			For the Three Months Ended March 31, 2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$24,571	$150	2.44%	$25,458	$98	1.54%
Securities:
Taxable securities	398,866	3,023	3.03%	419,157	2,559	2.44%
Non-taxable securities (1)	72,263	712	3.94%	133,085	1,351	4.06%
Total investment securities	471,129	3,735	3.17%	552,242	3,910	2.83%
Federal funds sold	105	—	2.40%	61	—	1.51%
Total securities and interest-earning deposits	495,805	3,885	3.13%	577,761	4,008	2.77%
Loans (2) (3)	903,415	12,554	5.64%	898,811	12,006	5.42%
Total interest-earning assets	1,399,220	$16,439	4.76%	1,476,572	$16,014	4.40%
Allowance for credit losses	(9,124)			(8,789)
Nonaccrual loans	2,696			4,093
Cash and due from banks	26,011			27,297
Bank premises and equipment	8,393			9,469
Other assets	113,525			115,862
Total average assets	$1,540,721			$1,624,504
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$372,457	$113	0.12%	$408,399	$81	0.08%
Money market accounts	276,680	148	0.22%	297,996	92	0.13%
Time certificates of deposit	97,738	132	0.55%	124,327	65	0.21%
Total interest-bearing deposits	746,875	393	0.21%	830,722	238	0.12%
Other borrowed funds	5,766	61	4.23%	10,899	66	2.42%
Total interest-bearing liabilities	752,641	$454	0.24%	841,621	$304	0.15%
Non-interest bearing demand deposits	543,137			553,931
Other liabilities	23,433			20,352
Shareholders’ equity	221,510			208,600
Total average liabilities and shareholders’ equity	$1,540,721			$1,624,504
Interest income and rate earned on average earning assets		$16,439	4.76%		$16,014	4.40%
Interest expense and interest cost related to average interest-bearing liabilities		454	0.24%		304	0.15%
Net interest income and net interest margin (4)		$15,985	4.63%		$15,710	4.31%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $150 and $284 in 2019 and 2018, respectively.

(2)	Loan interest income includes loan fees of $27 in 2019 and $121 in 2018.

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended March 31, 2019 and 2018
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(3)	$55	$52
Investment securities:
Taxable	(123)	587	464
Non-taxable (1)	(618)	(21)	(639)
Total investment securities	(741)	566	(175)
Loans	62	486	548
Total earning assets (1)	(682)	1,107	425
Interest expense:
Deposits:
Savings, NOW and MMA	(13)	101	88
Time certificate of deposits	(13)	80	67
Total interest-bearing deposits	(26)	181	155
Other borrowed funds	(30)	25	(5)
Total interest bearing liabilities	(56)	206	150
Net interest income (1)	$(626)	$901	$275
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $548,000 or 4.56% for the three months ended March 31, 2019 compared to the same period in 2018. Net interest income during the first three months of 2019 was positively impacted by an increase in average total loans of $4,604,000 or 0.51% to $903,415,000 compared to $898,811,000 for the same period in 2018. The yield on average loans, excluding nonaccrual loans, was 5.64% for the three months ended March 31, 2019 compared to 5.42% for the same period in 2018. Net interest income for the period ending March 31, 2019 was benefited by approximately $127,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to a $21,000 in income reversals recorded in the same period in 2018.  The impact to interest income from the accretion of the loan marks on acquired loans was $259,000 and $258,000 for the three months ended March 31, 2019 and 2018, respectively. The remaining balance of accretable loan marks on acquired loans as of March 31, 2019 was $4,646,000.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $11,000 in the first three months of 2019 to $3,735,000 compared to $3,724,000, for the same period in 2018.  The yield on average total investments (total securities and interest-earning deposits) increased 36 basis points to 3.13% for the three month period ended March 31, 2019 compared to 2.77% for the same period in 2018. Average total securities and interest-earning deposits for the first three months of 2019 decreased $81,956,000 or 14.19% to $495,805,000 compared to $577,761,000 for the same period in 2018.  Income from investments represents 23.59% of net interest income for the first three months of 2019 compared to 24.14% for the same period in 2018.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2019, we held $349,730,000 or 72.92% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 3.18% as compared to $361,080,000 and $294,304,000 with average yields of 2.81% and 2.63% at December 31, 2018 and March 31, 2018, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized gain on the investment portfolio was $922,000 at March 31, 2019 and is reflected in the Company’s equity.  At March 31, 2019, the average life of the investment portfolio was 3.31 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $1,309,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the three months ended March 31, 2019 and 2018, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2019, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $34,000,000 or 7.33%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $16,000,000 or 3.45%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the three months ended March 31, 2019 increased $559,000 or 3.55% to $16,289,000 compared to $15,730,000 for the three months ended March 31, 2018.  The yield on interest earning assets increased 36 basis points to 4.76% on a fully tax equivalent basis for the three months ended March 31, 2019 from 4.40% for the period ended March 31, 2018. The increase was the result of yield changes, increase in interest rates, and asset mix changes. Average interest earning assets decreased to $1,399,220,000 for the three months ended March 31, 2019 compared to $1,476,572,000 for the three months ended March 31, 2018.  The $77,352,000 decrease in average earning assets was attributed to the $81,956,000 decrease in average investments, offset by the $4,604,000 or 0.51% increase in average loans.
Interest expense on deposits for the three months ended March 31, 2019 and 2018 was $393,000. The average interest rate on interest bearing deposits increased to 0.21% compared to 0.12% for the three months ended March 31, 2019 and 2018.  Average interest-bearing deposits decreased 10.09% or $83,847,000 to $746,875,000 for the three months ended March 31, 2019 compared to $830,722,000 for the same period ended March 31, 2018.
Average other borrowed funds decreased $5,133,000 or 47.10% to $5,766,000 with an effective rate of 4.23% for the three months ended March 31, 2019 compared to $10,899,000 with an effective rate of 2.42% for the three months ended March 31, 2018.  Total interest expense on other borrowed funds was $61,000 for the three months ended March 31, 2019 and $66,000 for the three months ended March 31, 2018.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 4.39% and 3.32% at March 31, 2019 and 2018, respectively.  See the section on “Financial Condition” for more detail.
The cost of interest-bearing liabilities increased nine basis points to 0.24% for the three-month period ended March 31, 2019 compared to 0.15% for the same period in 2018. The cost of total deposits increased slightly to 0.12% compared to 0.07% for the three-month periods ended March 31, 2019 and 2018.  Average non-interest bearing demand deposits decreased 1.95% to $543,137,000 in 2019 compared to $553,931,000 for 2018.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 42.10% in the three-month period ended March 31, 2019 compared to 40.01% for the same period in 2018.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2019 increased by $409,000 or 2.65% to $15,835,000 compared to $15,426,000 for the same period in 2018.  The increase was a result of yield changes, asset mix changes, and a decrease in average interest bearing liabilities, slightly offset by a decrease in average earning assets. In addition, net interest income before the provision for credit losses for the three months ended March 31, 2019 increased by approximately $127,000 due to nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to $21,000 reversal of income for the three months ended March 31, 2018. Excluding these reversals and benefits, net interest income for the three months ended March 31, 2019 increased by $261,000 compared to the three months ended March 31, 2018. Average interest earning assets were $1,399,220,000 for the three months ended March 31, 2019 with a net interest margin (fully tax equivalent basis) of 4.63% compared to $1,476,572,000 with a net interest margin (fully tax equivalent basis) of 4.31% for the three months ended March 31, 2018.  The $77,352,000 decrease in average earning assets was attributed to the $81,956,000 decrease in average total investments, offset by the $4,604,000 or 0.51% increase in average loans.  For the three months ended March 31, 2019, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 36 basis points. The effective yield on loans increased 22 basis points. Average interest bearing liabilities decreased 10.57% to $752,641,000 for the three months ended March 31, 2019, compared to $841,621,000 for the same period in 2018.

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
The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	March 31, 2019	December 31, 2018
Commercial:
Commercial and industrial	$1,339	$1,604
Agricultural production	111	67
Total commercial	1,450	1,671
Real estate:
Owner occupied	1,195	1,131
Real estate construction and other land loans	1,308	1,271
Commercial real estate	3,189	3,017
Agricultural real estate	813	947
Other real estate	204	173
Total real estate	6,709	6,539
Consumer:
Equity loans and lines of credit	467	419
Consumer and installment	428	407
Total consumer	895	826
Unallocated reserves	64	68
Total allowance for credit losses	$9,118	$9,104

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
During the three months ended March 31, 2019, the Company recorded a $25,000 reverse provision for credit losses, compared to no provision during the three months ended March 31, 2018. The reverse provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
The Company had net recoveries totaling $39,000 for the three months ended March 31, 2019,and $10,000 for the same period in 2018.
Nonperforming loans, consisting entirely of nonaccrual loans, were $1,548,000 and $2,740,000 at March 31, 2019 and December 31, 2018, respectively, and $4,058,000 at March 31, 2018.  Nonperforming loans as a percentage of total loans were 0.17% at March 31, 2019 compared to 0.30% at December 31, 2018 and 0.44% at March 31, 2018.  The Company had no other real estate owned (OREO) at March 31, 2019 or December 31, 2018. The Company held no repossessed assets at March 31, 2019 or December 31, 2018.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.02)% for the three months ended March 31, 2019, and 0.00% for the same period in 2018.
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
We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2019, there were $16.8 million in classified loans of which $6.5 million related to agricultural real estate, $2.2 million to commercial and industrial loans, $1.7 million to real estate owner occupied, $1.1 million in commercial real estate, $1.6 million to real estate construction and other land loans, and $2.9 million to consumer equity loans and lines of credit. This compares to $28.4 million in classified loans of which $19.2 million related to agricultural real estate, $2.6 million to commercial and industrial loans, $0.9 million to real estate owner occupied, $1.1 million to commercial real estate, $1.6 million to consumer equity and lines of credit, and $3.0 million to real estate construction and other land loans as of December 31, 2018.
As of March 31, 2019, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $15,860,000 for the three months period ended March 31, 2019 and $15,426,000 for the same period in 2018.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $2,976,000 for the three months ended March 31, 2019 compared to $2,771,000 for the same period in 2018.  The $205,000 or 7.40% increase in non-interest income during the three months ended March 31, 2019 was primarily driven by an increase of $237,000 in net realized gains on sales and calls of investment securities, offset by a $65,000 decrease in service charge income and a decrease in loan placement fees of $27,000.

During the three months ended March 31, 2019, we realized a net gain on sales and calls of investment securities of $1,052,000 compared to $815,000 for the same period in 2018.  The net gains realized on sales and calls of investment securities in 2019 and 2018 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges decreased $65,000 or 8.61% to $690,000 for the first three months of 2019 compared to $755,000 for the same period in 2018. Interchange fees decreased $2,000 to $343,000 the first three months of 2019 compared to $345,000 for the same period in 2018. Loan placement fees decreased $27,000 or 16.27% to $139,000 for the first three months of 2019 compared to $166,000 for the same period in 2018. Other income increased $62,000 the first three months of 2019 compared to the same period in 2018.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,843,000 in FHLB stock.  We received dividends totaling $121,000 in the three months ended March 31, 2019, compared to $121,000 for the same period in 2018.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, acquisition and integration expenses, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $299,000 or 2.63% to $11,667,000 for the three months ended March 31, 2019, compared to $11,368,000 for the three months ended March 31, 2018.  The net increase for the first three months of 2019 was a result of increases in information technology of $565,000, salaries and employee benefits of $74,000, amortization of intangibles of $80,000, directors’ expenses of $86,000, and advertising of $13,000, partially offset by decreases in acquisition and integration expenses of $217,000, professional services of $111,000, data processing expenses of $85,000, occupancy and equipment expenses of $58,000, other non-interest expenses of $27,000, ATM/Debit card expenses of $10,000, and regulatory assessments of $10,000. The increase in the information technology expenses was a result of the Company outsourcing its network maintenance and IT support during the fourth quarter of 2018, which also produced decreases in salaries and employee benefits. The increase in the directors’ expenses was related to the change in the discount rate used to calculate the liability for deferred compensation and split dollar plans.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 63.92% for the three months of 2019 compared to 62.59% for the three months ended March 31, 2018. The slight increase in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in non-interest income.
Salaries and employee benefits increased $74,000 or 1.15% to $6,490,000 for the first three months of 2019 compared to $6,416,000 for the three months ended March 31, 2018.  Full time equivalent employees were 293 for the three months ended March 31, 2019, compared to 325 for the three months ended March 31, 2018. The decrease of salaries and employee benefits in 2019 compared to the same period in 2018 is a result of a decrease of full time equivalent employees, offset by normal cycles and salary increases, and bonus payouts for the three months ended March 31, 2019.
Occupancy and equipment expense decreased $58,000 or 3.77% to $1,479,000 for the three months ended March 31, 2019 compared to $1,537,000 for the three months ended March 31, 2018. The Company made no changes in its depreciation expense methodology. The Company operated 21 full-service offices at March 31, 2019 compared to 24 at March 31, 2018. Subsequent to the end of the second quarter of 2018, the Company closed its Tracy office and sold a portion of the customer deposits to another financial institution. The Company also consolidated two banking offices into branches currently serving the same communities - one in Visalia and one in Folsom during the second quarter of 2018.
Data processing expense decreased to $395,000 for the three months ended March 31, 2019 compared to $480,000 for the same period in 2018, which is attributed to the consolidation of operations after the conversion of the Folsom Lake Bank assets and liabilities acquired in October 2017 and lower outsourcing expenses.
Regulatory assessments decreased to $152,000 for the three months ended March 31, 2019 compared to $162,000 for the same period in 2018.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
Professional services decreased by $111,000 in the first three months of 2019 compared to the same period in 2018 due to lower legal expenses and consulting fees.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended March 31,
	2019		2018
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$44	0.01%	$73	0.02%
Amortization of software	82	0.02%	76	0.02%
Postage	53	0.01%	52	0.01%
Risk management expense	57	0.01%	56	0.01%
Shareholder services	20	0.01%	38	0.01%
Personnel other	63	0.02%	59	0.01%
Armored courier fees	42	0.01%	68	0.02%
Credit card expense	114	0.03%	61	0.02%
Telephone	55	0.01%	55	0.01%
Alarm	22	0.01%	13	—%
Donations	68	0.02%	73	0.02%
Education/training	24	0.01%	34	0.01%
Loan related expenses	33	0.01%	27	0.01%
General insurance	42	0.01%	42	0.01%
Travel and mileage Expense	50	0.01%	49	0.01%
Operating losses	7	—%	22	0.01%
Other	334	0.09%	339	0.08%
Total other non-interest expense	$1,110	0.29%	$1,137	0.28%

Provision for Income Taxes

Our effective income tax rate was 27.24% for the three months ended March 31, 2019 compared to 22.52% for the three months ended March 31, 2018. The Company reported an income tax provision of $1,953,000 for the three months ended March 31, 2019, compared to $1,538,000 for the three months ended March 31, 2018.  The increase in the effective tax rate was the result of a decrease in tax exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2019 and December 31, 2018, the reserve for uncertain tax positions was zero.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2019 compared to December 31, 2018

Total assets were $1,564,237,000 as of March 31, 2019, compared to $1,537,836,000 at December 31, 2018, an increase of 1.72% or $26,401,000.  Total gross loans were $921,810,000 at March 31, 2019, compared to $918,695,000 at December 31, 2018, an increase of $3,115,000 or 0.34%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 2.41% or $11,509,000 to $489,441,000 at March 31, 2019 compared to $477,932,000 at December 31, 2018.  Total deposits increased 0.80% or $10,266,000 to $1,292,564,000 at March 31, 2019, compared to $1,282,298,000 at December 31, 2018.  Shareholders’ equity increased $7,717,000 or 3.51% to $227,455,000 at March 31, 2019, compared to $219,738,000 at December 31, 2018. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, and an increase in unrealized gains on available-for-sale securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities was $32,063,000 at March 31, 2019, compared to $20,645,000 at December 31, 2018, an increase of $11,418,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2019, investment securities with a fair value of $71,665,000, or 14.94% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2019 was 71.32% compared to 71.64% at December 31, 2018.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2018.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 2.41% or $11,509,000 to $489,441,000 at March 31, 2019, from $477,932,000 at December 31, 2018.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $1,309,000 at March 31, 2019, compared to a net unrealized loss of $6,257,000 at December 31, 2018.
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
Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2019 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2019 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the three months ended March 31, 2019. There were no OTTI losses recorded during the three months ended March 31, 2018.
At March 31, 2019, the Company held six U.S. Government agency securities of which four were in a loss position for less than 12 months and two had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.
At March 31, 2019, the Company held 55 obligations of states and political subdivision securities of which none were in a loss position for less than 12 months and one had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes.

Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.
At March 31, 2019, the Company held 132 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 21 were in a loss position for less than 12 months and 45 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019.
At March 31, 2019, the Company had a total of 36 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $126,872,000 and a net unrealized gain of approximately $245,000.  Six of the PLMABS securities were in a loss position for less than 12 months and 17 have been in loss for more than 12 months at March 31, 2019. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2019. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $3,115,000 or 0.34% to $921,810,000 as of March 31, 2019, compared to $918,695,000 as of December 31, 2018. The table below includes loans acquired at fair value in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions with outstanding balances of $175,177,000 and $189,719,000 as of March 31, 2019 and December 31, 2018, respectively.
The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2019	% of Total Loans	December 31, 2018	% of Total Loans
Commercial:
Commercial and industrial	$96,700	10.5%	$101,533	11.1%
Agricultural production	11,260	1.2%	7,998	0.9%
Total commercial	107,960	11.7%	109,531	12.0%
Real estate:
Owner occupied	188,901	20.5%	183,169	19.9%
Real estate construction and other land loans	98,352	10.7%	101,606	11.1%
Commercial real estate	308,099	33.4%	305,118	33.2%
Agricultural real estate	70,589	7.7%	76,884	8.4%
Other real estate	33,804	3.8%	32,799	3.6%
Total real estate	699,745	76.1%	699,576	76.2%
Consumer:
Equity loans and lines of credit	72,686	7.9%	69,958	7.6%
Consumer and installment	39,665	4.3%	38,038	4.2%
Total consumer	112,351	12.2%	107,996	11.8%
Net deferred origination costs	1,754		1,592
Total gross loans	921,810	100.0%	918,695	100.0%
Allowance for credit losses	(9,118)		(9,104)
Total loans	$912,692		$909,591

As of March 31, 2019, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 95.7% of total loans, of which 11.7% were commercial and 84.0% were real-estate-related.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 95.8% of total loans at December 31, 2018.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the three months or twelve months ended March 31, 2019 or December 31, 2018, respectively.
At March 31, 2019, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $175,177,000, of which $5,195,000 were commercial loans, $145,237,000 were real estate loans, and $24,745,000 were consumer loans. At December 31, 2018, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $189,719,000, of which $5,875,000 were commercial loans, $158,025,000 were real estate loans, and $25,819,000 were consumer loans.
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
At March 31, 2019, total nonperforming assets totaled $1,548,000, or 0.10% of total assets, compared to $2,740,000, or 0.18% of total assets at December 31, 2018.  Total nonperforming assets at March 31, 2019, included nonaccrual loans totaling $1,548,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2018 consisted of $2,740,000 in nonaccrual loans, no OREO, and no other repossessed assets. At March 31, 2019, we had no loans considered to be troubled debt restructurings (“TDRs”) included in nonaccrual loans compared to one TDR totaling $50,000 at December 31, 2018.
A summary of nonperforming loans at March 31, 2019 and December 31, 2018 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2019 or December 31, 2018.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2019	December 31, 2018
Nonaccrual loans:
Commercial and industrial	$269	$298
Owner occupied real estate	210	215
Real estate construction and other land loans	—	1,439
Commercial real estate	950	418
Equity loans and lines of credit	119	320
Troubled debt restructured loans (non-accruing):
Equity loans and lines of credit	—	50
Total nonaccrual	1,548	2,740
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$1,548	$2,740
Ratio of nonperforming loans to total loans	0.17%	0.30%
Ratio of allowance for credit losses to nonperforming loans	589.0%	332.3%
Loans considered to be impaired	$4,683	$5,909
Related allowance for credit losses on impaired loans	$101	$90

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2019 and December 31, 2018, we had impaired loans totaling $4,683,000 and $5,909,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2019.

(In thousands)	Balance, December 31, 2018	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2019
Nonaccrual loans:
Commercial and industrial	$298	$—	$(29)	$—	$—	$—	$269
Real estate	633	558	(31)	—	—	—	1,160
Real estate construction and other land loans	1,439	—	(1,439)	—	—	—	—
Equity loans and lines of credit	320	—	(8)	—	(193)	—	119
Restructured loans (non-accruing):
Equity loans and lines of credit	50	—	(2)	—	(48)	—	—
Total nonaccrual	$2,740	$558	$(1,509)	$—	$(241)	$—	$1,548

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at March 31, 2019 or December 31, 2018. The Company held no repossessed assets at March 31, 2019 or December 31, 2018.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Quarter Ended March 31,	For the Year Ended December 31,	For the Quarter Ended March 31,
(Dollars in thousands)	2019	2018	2018
Balance, beginning of period	$9,104	$8,778	$8,778
(Reversal of) Provision for credit losses	(25)	50	—
Losses charged to allowance	(9)	(210)	(92)
Recoveries	48	486	102
Balance, end of period	$9,118	$9,104	$8,788
Allowance for credit losses to total loans at end of period	0.99%	0.99%	0.96%

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

As of March 31, 2019, the balance in the allowance for credit losses (ALLL) was $9,118,000 compared to $9,104,000 as of December 31, 2018.  The increase was due to net recoveries offset by reverse provision of $25,000 during the three months ended March 31, 2019.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $326,191,000 as of March 31, 2019, compared to $312,274,000 as of December 31, 2018.  At March 31, 2019 and December 31, 2018, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000 and $225,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Board of Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of March 31, 2019, the ALLL was 0.99% of total gross loans compared to 0.99% as of December 31, 2018.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, which stood at $175,177,000 at March 31, 2019 and $189,719,000 at December 31, 2018. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.22% and 1.25% at March 31, 2019 and December 31, 2018, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.22% and 1.25%, respectively. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
The Company’s loan portfolio balances for the three months ended March 31, 2019 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of March 31, 2019. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2019		December 31, 2018		March 31, 2018
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,930	0.21%	$1,392	0.15%	$1,265	0.14%
Past due loans	2,206	0.24%	2,869	0.31%	2,657	0.29%
Nonaccrual loans	1,548	0.17%	2,740	0.30%	4,058	0.44%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2019, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2018 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first three months of 2019.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at March 31, 2019 was $2,399,000, net of $1,353,000 in accumulated amortization expense.  The carrying value at December 31, 2018 was $2,572,000, net of $1,180,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2019.  Amortization expense recognized was $174,000 and $94,000 for the three months ended March 31, 2019 and March 31, 2018, respectively.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2019	$523
2020	696
2021	661
2022	453
2023	66
Thereafter	—
$2,399

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $10,266,000 or 0.80% to $1,292,564,000 as of March 31, 2019, compared to $1,282,298,000 as of December 31, 2018, primarily due to recurring seasonal patterns.  Interest-bearing deposits increased $10,513,000 or 1.44% to $742,154,000 as of March 31, 2019, compared to $731,641,000 as of December 31, 2018.  Non-interest bearing deposits decreased $247,000 or 0.04% to $550,410,000 as of March 31, 2019, compared to $550,657,000 as of December 31, 2018.  Average non-interest bearing deposits to average total deposits was 42.10% for the three months ended March 31, 2019 compared to 40.01% for the same period in 2018.
The composition of the deposits and average interest rates paid at March 31, 2019 and December 31, 2018 is summarized in the table below.

(Dollars in thousands)	March 31, 2019	% of Total Deposits	Average Effective Rate	December 31, 2018	% of Total Deposits	Average Effective Rate
NOW accounts	$252,522	19.5%	0.17%	$252,439	19.7%	0.16%
MMA accounts	273,236	21.1%	0.22%	267,820	20.9%	0.15%
Time deposits	97,916	7.6%	0.55%	96,817	7.6%	0.25%
Savings deposits	118,480	9.2%	0.03%	114,565	8.9%	0.03%
Total interest-bearing	742,154	57.4%	0.21%	731,641	57.1%	0.15%
Non-interest bearing	550,410	42.6%		550,657	42.9%
Total deposits	$1,292,564	100.0%		$1,282,298	100.0%

Other Borrowings

As of March 31, 2019 the Company had $7,000,000 Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2018, the Company had $10,000,000 FHLB of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $227,455,000 at March 31, 2019, compared to $219,738,000 at December 31, 2018.  The increase from December 31, 2018 in shareholders’ equity is the result of an increase in retained earnings from net income of $5,216,000, the exercise of stock options of $95,000, stock issued under the employee stock purchase plan of $80,000, the effect of share based compensation expense of $143,000, stock awarded to employees of $100,000, and an increase in accumulated other comprehensive income (AOCI) of $5,329,000, offset by common stock cash dividends of $1,372,000.
On July 18, 2018, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock.  Under the program, the Company may repurchase up to $10 million of the Company’s outstanding shares of common stock, which represents approximately 3% of the Company’s outstanding shares of common stock, or approximately 511,509 shares based on the closing stock price of the Company’s common stock on March 31, 2019 of $19.55. The share repurchase program began on July 19, 2018 and will end on July 18, 2019.  The shares will be repurchased in open market transactions through brokers, subject to availability. As of March 31, 2019, 145,341 shares had been repurchased and retired under the program at an average price paid per share of $19.03.
During the first three months of 2019, the Company declared and paid $1,372,000 in cash dividends ($0.10 per common share) to holders of common stock. The Company declared and paid a total of $4,270,000 in cash dividends ($0.31 per common share) to holders of common stock during the year ended December 31, 2018.
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

The following table presents the Company’s regulatory capital ratios as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
March 31, 2019	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$173,800	11.69%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$168,800	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$173,800	15.58%	N/A	N/A
Total Risk-Based Capital Ratio	$183,168	16.41%	N/A	N/A

December 31, 2018
Tier 1 Leverage Ratio	$171,149	11.48%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$166,149	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$171,149	15.59%	N/A	N/A
Total Risk-Based Capital Ratio	$180,478	16.44%	N/A	N/A
(1) Effective August 30, 2018, the minimum regulatory requirements were eliminated for bank holding companies with less than $3 billion of assets.

The following table presents the Bank’s regulatory capital ratios as of March 31, 2019 and December 31, 2018.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$172,915	11.64%	$59,432	4.00%	$74,290	5.00%
Common Equity Tier 1 Ratio (CET 1)	$172,915	15.50%	$50,205	7.00%	$72,518	6.50%
Tier 1 Risk-Based Capital Ratio	$172,915	15.50%	$66,940	8.50%	$89,253	8.00%
Total Risk-Based Capital Ratio	$182,283	16.34%	$89,253	10.50%	$111,567	10.00%

December 31, 2018
Tier 1 Leverage Ratio	$168,770	11.32%	$59,639	4.00%	$74,549	5.00%
Common Equity Tier 1 Ratio (CET 1)	$168,770	15.38%	$49,388	6.38%	$71,338	6.50%
Tier 1 Risk-Based Capital Ratio	$168,770	15.38%	$65,850	7.88%	$87,800	8.00%
Total Risk-Based Capital Ratio	$178,099	16.23%	$87,800	9.88%	$109,750	10.00%
(1) The 2019 and 2018 minimum regulatory requirement threshold includes the capital conservation buffer of 2.50% and 1.875%, respectively.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2019, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2019, the rate was 4.39%.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2019, the Company had unpledged securities totaling $415,303,000 available as a secondary source of liquidity and total cash and cash equivalents of $32,235,000.  Cash and cash equivalents at March 31, 2019 increased 1.60% compared to $31,727,000 at December 31, 2018.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2019, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $287,839,000 in unused FHLB advances and a $3,551,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2019, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2019 and December 31, 2018:

Credit Lines (In thousands)	March 31, 2019	December 31, 2018
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$287,839	$286,934
Balance outstanding	$7,000	$10,000
Collateral pledged	$443,474	$448,083
Fair value of collateral	$396,337	$399,027
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$3,551	$4,364
Balance outstanding	$—	$—
Collateral pledged	$3,630	$4,498
Fair value of collateral	$3,653	$4,475

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 7 of the Notes to Consolidated Financial Statements included herein and Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K.
In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 12 of the Notes to Consolidated Financial Statements in the Company’s 2018 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results.  There are no material changes from the risk factors previously disclosed in our 2018 Annual report on Form 10-K. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the quarter ended March 31, 2019 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2019 - 01/31/2019	46,281	$18.71	$46,281	$8,238
02/1/2019 - 02/28/2019	17,505	$19.69	17,505	$7,893
03/1/2019 - 03/31/2019	33,693	$19.60	33,693	7,232
Total	97,479	$19.20	97,479

(1) The Company approved a stock repurchase program effective July 18, 2018 with the intent to purchase up to $10,000,000 worth of the Company’s outstanding common stock, or approximately 470,810 shares. During the quarter ended March 31, 2019, the Company repurchased and retired a total of 97,479 shares at an approximate cost of $1,874,000. During the year ended December 31, 2018, the Company repurchased and retired a total of 47,862 shares at an approximate cost of $894,000. As adopted, the stock repurchase program will expire on July 18, 2019.
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

Central Valley Community Bancorp

Date: May 6, 2019	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: May 6, 2019	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp (incorporated by reference to the Registrant’s Annual Report on Form 10Q filed with the Commission on August 16, 2016).

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