Form 10-Q
period 2019-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2019-08-07
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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
Small reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 2, 2019 there were 13,447,553 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2019 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2019	December 31, 2018

ASSETS
Cash and due from banks	$33,787	$24,954
Interest-earning deposits in other banks	14,739	6,725
Federal funds sold	77	48
Total cash and cash equivalents	48,603	31,727
Available-for-sale debt securities	476,211	463,905
Equity securities	7,458	7,254
Loans, less allowance for credit losses of $9,405 at June 30, 2019 and $9,104 at December 31, 2018	950,806	909,591
Bank premises and equipment, net	7,742	8,484
Bank-owned life insurance	29,863	28,502
Federal Home Loan Bank stock	6,062	6,843
Goodwill	53,777	53,777
Core deposit intangibles	2,225	2,572
Accrued interest receivable and other assets	30,480	25,181
Total assets	$1,613,227	$1,537,836
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$558,000	$550,657
Interest bearing	736,087	731,641
Total deposits	1,294,087	1,282,298

Short-term borrowings	54,000	10,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	28,305	20,645
Total liabilities	1,381,547	1,318,098
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,488,983 at June 30, 2019 and 13,754,965 at December 31, 2018	98,210	103,851
Retained earnings	128,723	120,294
Accumulated other comprehensive income (loss), net of tax	4,747	(4,407)
Total shareholders’ equity	231,680	219,738
Total liabilities and shareholders’ equity	$1,613,227	$1,537,836

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2019	2018	2019	2018
INTEREST INCOME:
Interest and fees on loans	$12,955	$12,519	$25,509	$24,525
Interest on deposits in other banks	59	44	209	142
Interest and dividends on investment securities:
Taxable	3,337	2,185	6,360	4,744
Exempt from Federal income taxes	429	1,045	991	2,112
Total interest income	16,780	15,793	33,069	31,523
INTEREST EXPENSE:
Interest on deposits	469	252	862	490
Interest on junior subordinated deferrable interest debentures	55	52	112	95
Other	310	92	314	115
Total interest expense	834	396	1,288	700
Net interest income before provision for credit losses	15,946	15,397	31,781	30,823
PROVISION FOR CREDIT LOSSES	300	50	275	50
Net interest income after provision for credit losses	15,646	15,347	31,506	30,773
NON-INTEREST INCOME:
Service charges	713	726	1,403	1,481
Appreciation in cash surrender value of bank-owned life insurance	190	176	361	347
Interchange fees	384	380	727	725
Net realized gains on sale of credit card portfolio	—	578	—	578
Net realized gains on sales of investment securities	2,459	82	3,511	897
Federal Home Loan Bank dividends	118	118	239	239
Loan placement fees	220	173	359	339
Other income	514	453	974	851
Total non-interest income	4,598	2,686	7,574	5,457
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,912	6,833	13,402	13,249
Occupancy and equipment	1,452	1,577	2,931	3,114
Professional services	280	363	607	801
Data processing	401	370	796	850
Regulatory assessments	134	160	286	322
ATM/Debit card expenses	186	176	377	377
License and maintenance contracts	605	222	1,382	434
Directors’ expenses	193	133	369	223
Advertising	198	188	400	377
Internet banking expense	199	175	393	370
Acquisition and integration	—	—	—	217
Amortization of core deposit intangibles	173	93	347	187
Other	1,039	1,209	2,149	2,346
Total non-interest expenses	11,772	11,499	23,439	22,867
Income before provision for income taxes	8,472	6,534	15,641	13,363
Provision for income taxes	2,385	1,569	4,338	3,107
Net income	$6,087	$4,965	$11,303	$10,256
Earnings per common share:
Basic earnings per share	$0.45	$0.36	$0.84	$0.75
Weighted average common shares used in basic computation	13,533,724	13,692,358	13,515,752	13,681,229
Diluted earnings per share	$0.45	$0.36	$0.83	$0.74
Weighted average common shares used in diluted computation	13,635,834	13,823,278	13,612,866	13,814,087
Cash dividend per common share	$0.11	$0.07	$0.21	$0.14

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$6,087	$4,965	$11,303	$10,256
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	7,890	(1,259)	16,508	(9,831)
Less: reclassification for net gains included in net income	2,459	82	3,511	897
Other comprehensive income (loss), before tax	5,431	(1,341)	12,997	(10,728)
Tax (expense) benefit related to items of other comprehensive income	(1,606)	335	(3,843)	3,111
Total other comprehensive income (loss)	3,825	(1,006)	9,154	(7,617)
Comprehensive income (loss)	$9,912	$3,959	$20,457	$2,639

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2019 AND 2018
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2018	13,752,037	$103,980	$107,544	$(3,581)	$207,943
Net income	—	—	4,965	—	4,965
Other comprehensive loss	—	—	—	(1,006)	(1,006)
Restricted stock granted, net of forfeitures, and related tax benefit	20,448	—	—	—	—
Stock issued under employee stock purchase plan	2,606	45			45
Stock-based compensation expense	—	110	—	—	110
Cash dividend	—	—	(964)	—	(964)
Stock options exercised	10,500	91	—	—	91
Balance, June 30, 2018	13,785,591	$104,226	$111,545	$(4,587)	$211,184

Balance, March 31, 2019	13,680,930	$102,395	$124,138	$922	$227,455
Net income	—	—	6,087	—	6,087
Other comprehensive income	—	—	—	3,825	3,825
Restricted stock granted, net of forfeitures, and related tax benefit	20,125	—	—	—	—
Stock issued under employee stock purchase plan	2,865	51	—	—	51
Stock-based compensation expense	—	151	—	—	151
Cash dividend	—	—	(1,502)	—	(1,502)
Stock options exercised	8,184	65	—	—	65
Repurchase and retirement of common stock	(223,121)	(4,452)	—	—	(4,452)
Balance, June 30, 2019	13,488,983	$98,210	$128,723	$4,747	$231,680

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2019 AND 2018
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2018	13,696,722	$103,314	$103,419	$2,826	$209,559
Cumulative-effect adjustment			(204)	204
Balance, January 1, 2018, adjusted	13,696,722	103,314	103,215	3,030	209,559
Net income	—	—	10,256	—	10,256
Other comprehensive loss	—	—	—	(7,617)	(7,617)
Restricted stock granted, net of forfeitures, and related tax benefit	19,910	—	—	—	—
Stock issued under employee stock purchase plan	5,059	88			88
Stock-based compensation expense	—	184	—	—	184
Cash dividend	—	—	(1,926)	—	(1,926)
Stock options exercised	63,900	640	—	—	640
Balance, June 30, 2018	13,785,591	$104,226	$111,545	$(4,587)	$211,184

Balance, January 1, 2019	13,754,965	$103,851	$120,294	$(4,407)	$219,738
Net income	—	—	11,303	—	11,303
Other comprehensive income	—	—	—	9,154	9,154
Restricted stock granted, net of forfeitures, and related tax benefit	20,035	—	—	—	—
Stock issued under employee stock purchase plan	7,468	131	—	—	131
Stock awarded to employees	5,295	100	—	—	100
Stock-based compensation expense	—	294	—	—	294
Cash dividend	—	—	(2,874)	—	(2,874)
Stock options exercised	21,820	160	—	—	160
Repurchase and retirement of common stock	(320,600)	(6,326)	—	—	(6,326)
Balance, June 30, 2019	13,488,983	$98,210	$128,723	$4,747	$231,680

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,303	$10,256
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan costs	132	5,948
Depreciation	1,046	915
Accretion	(406)	(530)
Amortization	2,545	3,848
Stock-based compensation	294	184
Provision for credit losses	275	50
Net realized gains on sales of available-for-sale investment securities	(3,511)	(897)
Net change in equity securities	(204)	42
Increase in bank-owned life insurance, net of expenses	(361)	(347)
Net gain on sale of credit card portfolio	—	(578)
Net (increase) decrease in accrued interest receivable and other assets	(8,485)	3,332
Net increase (decrease) in accrued interest payable and other liabilities	7,761	(1,772)
Deferred income tax (benefit) expense	(713)	180
Net cash provided by operating activities	9,676	20,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(212,662)	(116,785)
Proceeds from sales or calls of available-for-sale investment securities	203,426	131,617
Proceeds from maturity and principal repayments of available-for-sale investment securities	11,701	23,668
Proceeds from sale of credit card portfolio	—	2,954
Net increase in loans	(41,622)	(42,515)
Purchases of premises and equipment	(304)	(649)
Purchases of bank-owned life insurance	(1,000)	—
FHLB stock redeemed	781	—
Net cash used in investing activities	(39,680)	(1,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	11,711	(84,636)
Net increase (decrease) in time deposits	78	(16,840)
Proceeds from short-term borrowings from Federal Home Loan Bank	274,500	502,000
Repayments of short-term borrowings to Federal Home Loan Bank	(230,500)	(472,000)
Proceeds of borrowings from other financial institutions	2,870	—
Repayments of borrowings from other financial institutions	(2,870)	—
Purchase and retirement of common stock	(6,326)	—
Proceeds from stock issued under employee stock purchase plan	131	88
Proceeds from exercise of stock options	160	640
Cash dividend payments on common stock	(2,874)	(1,926)
Net cash provided by (used in) financing activities	46,880	(72,674)
Increase (decrease) in cash and cash equivalents	16,876	(53,753)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,727	100,383
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,603	$46,630

	For the Six Months Ended June 30,
(In thousands)	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,238	$688
Income taxes	$4,720	$1,080
Operating cash flows from operating leases	$1,091	$—
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$10,129	$—
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2018 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2019, and the results of its operations and its cash flows for the six-month interim periods ended June 30, 2019 and 2018 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

	June 30, 2019
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$33,787	$33,787	$—	$—	$33,787
Interest-earning deposits in other banks	14,739	14,739	—	—	14,739
Federal funds sold	77	77	—	—	77
Available-for-sale debt securities	476,211	—	476,211	—	476,211
Equity securities	7,458	7,458	—	—	7,458
Loans, net	950,806	—	—	947,248	947,248
Federal Home Loan Bank stock	6,062	N/A	N/A	N/A	N/A
Accrued interest receivable	5,528	11	1,809	3,708	5,528
Financial liabilities:
Deposits	1,294,087	1,102,613	96,319	—	1,198,932
Short-term borrowings	54,000	—	54,000	—	54,000
Junior subordinated deferrable interest debentures	5,155	—	—	4,129	4,129
Accrued interest payable	185	—	130	55	185

	December 31, 2018
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,954	$24,954	$—	$—	$24,954
Interest-earning deposits in other banks	6,725	6,725	—	—	6,725
Federal funds sold	48	48	—	—	48
Available-for-sale debt securities	463,905	—	463,905	—	463,905
Equity securities	7,254	7,254	—	—	7,254
Loans, net	909,591	—	—	899,214	899,214
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	6,429	32	2,323	4,074	6,429
Financial liabilities:
Deposits	1,282,298	1,031,369	95,633	—	1,127,002
Short-term borrowings	10,000	—	10,000	—	10,000
Junior subordinated deferrable interest debentures	5,155	—	—	4,114	4,114
Accrued interest payable	134	—	81	53	134

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2019:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of June 30, 2019 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$17,903	$—	$17,903	$—
Obligations of states and political subdivisions	29,375	—	29,375	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	224,941	—	224,941	—
Private label mortgage and asset backed securities	194,813	—	194,813	—
Corporate debt securities	9,179	—	9,179	—
Equity securities	7,458	7,458	—	—
Total assets measured at fair value on a recurring basis	$483,669	$7,458	$476,211	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2019, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the six months ended June 30, 2019. Also there were no liabilities measured at fair value on a recurring basis at June 30, 2019.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2019.

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Consumer:
Consumer and installment	$9	$—	$—	$9
Total assets measured at fair value on a non-recurring basis	$9	$—	$—	$9
At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the six months ended June 30, 2019.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $22,000 with a valuation allowance of $13,000 at June 30, 2019, and a resulting fair value of $9,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
There were no charge-offs related to loans carried at fair value during the six months ended June 30, 2019 and 2018. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended June 30, 2019 and 2018 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2019.

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

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of June 30, 2019, $72,924,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $6,740,000 at June 30, 2019 compared to an unrealized loss of $6,257,000 at December 31, 2018. The unrealized gain/(loss) recorded is net of

$1,993,000 and $(1,850,000) in tax liabilities (benefits) as accumulated other comprehensive income within shareholders’ equity at June 30, 2019 and December 31, 2018, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2019
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$18,167	$17	$(281)	$17,903
Obligations of states and political subdivisions	26,577	2,798	—	29,375
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,045	1,559	(1,663)	224,941
Private label mortgage and asset backed securities	190,682	4,296	(165)	194,813
Corporate debt securities	9,000	179	—	9,179
Total available-for-sale	$469,471	$8,849	$(2,109)	$476,211

	December 31, 2018
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$21,723	$—	$(402)	$21,321
Obligations of states and political subdivisions	79,886	2,205	(587)	81,504
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	239,388	253	(4,711)	234,930
Private label mortgage and asset backed securities	129,165	756	(3,771)	126,150
Total available-for-sale	$470,162	$3,214	$(9,471)	$463,905

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2019 and 2018 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2019	2018	2019	2018
Proceeds from sales or calls	$150,441	$62,301	$203,426	$131,617
Gross realized gains from sales or calls	2,508	249	3,607	1,316
Gross realized losses from sales or calls	(49)	(167)	(96)	(419)

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
The provision for income taxes includes $1,038,000 and $265,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the six months ended June 30, 2019 and 2018, respectively. The provision for income taxes includes $727,000 and $24,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended June 30, 2019 and 2018, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$—	$—	$16,923	$(281)	$16,923	$(281)
Obligations of states and political subdivisions	—	—	—	—	—	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	80,111	(953)	40,549	(710)	120,660	(1,663)
Private label mortgage and asset backed securities	19,089	(126)	2,171	(39)	21,260	(165)
Total available-for-sale	$99,200	$(1,079)	$59,643	$(1,030)	$158,843	$(2,109)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$14,891	$(254)	$6,430	$(148)	$21,321	$(402)
Obligations of states and political subdivisions	10,056	(99)	22,945	(488)	33,001	(587)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	61,866	(424)	124,673	(4,287)	186,539	(4,711)
Private label mortgage and asset backed securities	31,325	(195)	84,784	(3,576)	116,109	(3,771)
Total available-for-sale	$118,138	$(972)	$238,832	$(8,499)	$356,970	$(9,471)

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
     As of June 30, 2019, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at June 30, 2019 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2019 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the six months ended June 30, 2019. There were no OTTI losses recorded during the six months ended June 30, 2018.

U.S. Government Agencies

At June 30, 2019, the Company held six U.S. Government agency securities of which none were in a loss position for less than 12 months and five had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

Obligations of States and Political Subdivisions

At June 30, 2019, the Company held 28 obligations of states and political subdivision securities of which none were in a loss position.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At June 30, 2019, the Company held 126 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 21 were in a loss position for less than 12 months and 17 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.

Private Label Mortgage and Asset Backed Securities

At June 30, 2019, the Company had a total of 47 Private Label Mortgage and Asset Backed Securities (PLMABS). Four of the PLMABS securities were in a loss position for less than 12 months and one has been in loss for more than 12 months at June 30, 2019. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

At June 30, 2019, the Company held two corporate debt securities of which none were in a loss position.

The following tables provide a roll forward for the six months ended June 30, 2019 and 2018 of investment securities credit losses recorded in earnings. The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	For the Six Months Ended June 30,
(In thousands)	2019	2018
Beginning balance	$874	$874
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Increases to the amount related to credit loss for which OTTI was previously recognized	—	—
Realized gain for securities sold	—	—
Ending balance	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2019 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	2,496	2,642
After five years through ten years	9,145	9,763
After ten years	14,936	16,970
	26,577	29,375
Investment securities not due at a single maturity date:
U.S. Government agencies	18,167	17,903
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,045	224,941
Private label mortgage and asset backed securities	190,682	194,813
Corporate debt securities	9,000	9,179
Total available-for-sale	$469,471	$476,211

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2019	% of Total Loans	December 31, 2018	% of Total Loans
Commercial:
Commercial and industrial	$110,178	11.5%	$101,533	11.1%
Agricultural production	25,987	2.7%	7,998	0.9%
Total commercial	136,165	14.2%	109,531	12.0%
Real estate:
Owner occupied	195,626	20.4%	183,169	19.9%
Real estate construction and other land loans	102,927	10.7%	101,606	11.1%
Commercial real estate	302,026	31.5%	305,118	33.2%
Agricultural real estate	75,077	7.8%	76,884	8.4%
Other real estate	33,214	3.6%	32,799	3.6%
Total real estate	708,870	74.0%	699,576	76.2%
Consumer:
Equity loans and lines of credit	71,107	7.4%	69,958	7.6%
Consumer and installment	42,345	4.4%	38,038	4.2%
Total consumer	113,452	11.8%	107,996	11.8%
Net deferred origination costs	1,724		1,592
Total gross loans	960,211	100.0%	918,695	100.0%
Allowance for credit losses	(9,405)		(9,104)
Total loans	$950,806		$909,591

At June 30, 2019 and December 31, 2018, loans originated under Small Business Administration (SBA) programs totaling $23,386,000 and $22,297,000, respectively, were included in the real estate and commercial categories, of which, $17,402,000 or 74% and $16,493,000 or 74%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the Allowance as of and for the three months ended June 30, 2019 and 2018 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2019	$1,450	$6,709	$895	$64	$9,118
(Reversal) provision charged to operations	372	(156)	7	77	300
Losses charged to allowance	(50)	—	(6)	—	(56)
Recoveries	28	—	15	—	43
Ending balance, June 30, 2019	$1,800	$6,553	$911	$141	$9,405

Allowance for credit losses:
Beginning balance, April 1, 2018	$1,736	$6,131	$812	$109	$8,788
(Reversal) provision charged to operations	206	(53)	(28)	(75)	50
Losses charged to allowance	(36)	—	(23)	—	(59)
Recoveries	32	77	32	—	141
Ending balance, June 30, 2018	$1,938	$6,155	$793	$34	$8,920

The following table shows the summary of activities for the Allowance as of and for the six months ended June 30, 2019 and 2018 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
(Reversal) provision charged to operations	120	14	68	73	275
Losses charged to allowance	(50)	—	(15)	—	(65)
Recoveries	59	—	32	—	91
Ending balance, June 30, 2019	$1,800	$6,553	$911	$141	$9,405

Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
(Reversal) provision charged to operations	(150)	278	(25)	(53)	50
Losses charged to allowance	(86)	—	(65)	—	(151)
Recoveries	103	82	58	—	243
Ending balance, June 30, 2018	$1,938	$6,155	$793	$34	$8,920

The following is a summary of the Allowance by impairment methodology and portfolio segment as of June 30, 2019 and December 31, 2018 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2019	$1,800	$6,553	$911	$141	$9,405
Ending balance: individually evaluated for impairment	$6	$18	$60	$—	$84
Ending balance: collectively evaluated for impairment	$1,794	$6,535	$851	$141	$9,321

Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104
Ending balance: individually evaluated for impairment	$9	$27	$54	$—	$90
Ending balance: collectively evaluated for impairment	$1,662	$6,512	$772	$68	$9,014

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2019	$136,165	$708,870	$113,452	$958,487
Ending balance: individually evaluated for impairment	$262	$3,098	$2,091	$5,451
Ending balance: collectively evaluated for impairment	$135,903	$705,772	$111,361	$953,036

Loans:
Ending balance, December 31, 2018	$109,531	$699,576	$107,996	$917,103
Ending balance: individually evaluated for impairment	$348	$4,215	$1,346	$5,909
Ending balance: collectively evaluated for impairment	$109,183	$695,361	$106,650	$911,194

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at June 30, 2019 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$106,340	$2,312	$1,526	$—	$110,178
Agricultural production	19,996	2,991	3,000	—	25,987
Real Estate:
Owner occupied	191,944	2,796	886	—	195,626
Real estate construction and other land loans	99,994	1,347	1,586	—	102,927
Commercial real estate	296,459	4,038	1,529	—	302,026
Agricultural real estate	55,120	13,507	6,450	—	75,077
Other real estate	33,214	—	—	—	33,214
Consumer:
Equity loans and lines of credit	66,817	1,445	2,845	—	71,107
Consumer and installment	42,307	—	38	—	42,345
Total	$912,191	$28,436	$17,860	$—	$958,487

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2018 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$86,876	$12,072	$2,585	$—	$101,533
Agricultural production	5,955	2,043	—	—	7,998
Real Estate:
Owner occupied	179,214	3,056	899	—	183,169
Real estate construction and other land loans	95,301	3,270	3,035	—	101,606
Commercial real estate	298,714	5,268	1,136	—	305,118
Agricultural real estate	57,544	165	19,175	—	76,884
Other real estate	32,799	—	—	—	32,799
Consumer:
Equity loans and lines of credit	68,016	380	1,562	—	69,958
Consumer and installment	38,036	—	2	—	38,038
Total	$862,455	$26,254	$28,394	$—	$917,103

The following table shows an aging analysis of the loan portfolio by class and the time past due at June 30, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$1,533	$—	$—	$1,533	$108,645	$110,178	$—	$244
Agricultural production	—	—	—	—	25,987	25,987	—	—
Real estate:	—				—
Owner occupied	—	—	—	—	195,626	195,626	—	208
Real estate construction and other land loans	—	—	—	—	102,927	102,927	—	—
Commercial real estate	447	—	—	447	301,579	302,026	—	925
Agricultural real estate	—	—	—	—	75,077	75,077	—	—
Other real estate	—	—	—	—	33,214	33,214	—	—
Consumer:					—
Equity loans and lines of credit	—	—	—	—	71,107	71,107	—	1,029
Consumer and installment	7	—	—	7	42,338	42,345	—	36
Total	$1,987	$—	$—	$1,987	$956,500	$958,487	$—	$2,442

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$255	$—	$—	$255	$101,278	$101,533	$—	$298
Agricultural production	—	—	—	—	7,998	7,998	—	—
Real estate:	—
Owner occupied	215	—	—	215	182,954	183,169	—	215
Real estate construction and other land loans	—	—	1,439	1,439	100,167	101,606	—	1,439
Commercial real estate	—	—	—	—	305,118	305,118	—	418
Agricultural real estate	—	—	—	—	76,884	76,884	—	—
Other real estate	—	—	—	—	32,799	32,799	—	—
Consumer:
Equity loans and lines of credit	953	—	—	953	69,005	69,958	—	370
Consumer and installment	7	—	—	7	38,031	38,038	—	—
Total	$1,430	$—	$1,439	$2,869	$914,234	$917,103	$—	$2,740

The following table shows information related to impaired loans by class at June 30, 2019 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$211	$463	$—
Real estate:
Owner occupied	$207	$213	$—
Real estate construction and other land loans	1,018	1,018	—
Commercial real estate	1,672	1,939	—
Total real estate	2,897	3,170	—
Consumer:
Equity loans and lines of credit	960	1,007	—
Total with no related allowance recorded	4,068	4,640	—

With an allowance recorded:
Commercial:
Commercial and industrial	51	52	6
Real estate:
Commercial real estate	157	158	18
Agricultural real estate	44	44	—
Total real estate	201	202	18
Consumer:
Equity loans and lines of credit	1,095	1,105	44
Consumer and installment	36	36	16
Total consumer	1,131	1,141	60
Total with an allowance recorded	1,383	1,395	84
Total	$5,451	$6,035	$84

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following table shows information related to impaired loans by class at December 31, 2018 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$259	$493	$—
Real estate:
Owner occupied	215	215	—
Real estate construction and other land loans	2,613	2,676	—
Commercial real estate	1,182	1,414	—
Total real estate	4,010	4,305	—
Consumer:
Equity loans and lines of credit	248	285	—
Total with no related allowance recorded	4,517	5,083	—

With an allowance recorded:
Commercial:
Commercial and industrial	89	90	9
Real estate:
Commercial real estate	161	162	27
Agricultural real estate	44	44	—
Total real estate	205	206	27
Consumer:
Equity loans and lines of credit	1,098	1,103	54
Total with an allowance recorded	1,392	1,399	90
Total	$5,909	$6,482	$90

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$223	$—	$327	$—
Real estate:
Owner occupied	209	—	—	—
Real estate construction and other land loans	1,058	16	2,914	22
Commercial real estate	1,417	12	1,727	13
Agricultural real estate	—	—	2,288	119
Other real estate	—	—	1,142	—
Total real estate	2,684	28	8,071	154
Consumer:
Equity loans and lines of credit	739	1	197	—
Total with no related allowance recorded	3,646	29	8,595	154

With an allowance recorded:
Commercial:
Commercial and industrial	70	—	56	1
Real estate:
Commercial real estate	428	3	165	3
Agricultural real estate	44	1	51	1
Total real estate	472	4	216	4
Consumer:
Equity loans and lines of credit	1,099	14	1,020	14
Consumer and installment	17	—	3	—
Total consumer	1,116	14	1,023	14
Total with an allowance recorded	1,658	18	1,295	19
Total	$5,304	$47	$9,890	$173

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2019 and 2018 (in thousands).

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$236	$—	$337	$—
Real estate:
Owner occupied	211	—	—	—
Real estate construction and other land loans	1,715	32	2,951	45
Commercial real estate	1,313	25	1,629	26
Agricultural real estate	—	—	1,307	119
Other real estate	—	—	985	—
Total real estate	3,239	57	6,872	190
Consumer:
Equity loans and lines of credit	527	2	196	—
Total with no related allowance recorded	4,002	59	7,405	190

With an allowance recorded:
Commercial:
Commercial and industrial	77	1	52	2
Agricultural land and production	—	—	—	—
Total commercial	77	1	52	2
Real estate:
Owner occupied	—	—	—	—
Commercial real estate	472	6	232	3
Agricultural real estate	44	1	51	1
Total real estate	516	7	283	4
Consumer:
Equity loans and lines of credit	1,102	28	1,010	29
Consumer and installment	9	—	6	—
Total consumer	1,111	28	1,016	29
Total with an allowance recorded	1,704	36	1,351	35
Total	$5,706	$95	$8,756	$225
Foregone interest on nonaccrual loans totaled $85,000 and $187,000 for the six month periods ended June 30, 2019 and 2018, respectively. Foregone interest on nonaccrual loans totaled 53,000 and 89,000 for the three month periods ended June 30, 2019 and 2018, respectively.

Troubled Debt Restructurings:
As of June 30, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $3,125,000 and $3,220,000, respectively. The Company has allocated $62,000 and $50,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018, respectively. The Company has committed to lend no additional amounts as of June 30, 2019 to customers with outstanding loans that are classified as troubled debt restructurings.
During the six months ended June 30, 2019 two loans were modified as troubled debt restructuring. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2019 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Consumer:
Equity loans and lines of credit	2	$132	$—	$132	$128
Total	2	$132	$—	$132	$128

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2018 (in thousands):

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2019 (in thousands):

Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Consumer:
Equity loans and lines of credit	1	$119	—	$119	$115

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2018 (in thousands):

Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	$3,050		$3,050	$3,050

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended and three months ended June 30, 2019 or June 30, 2018.

Note 5. Borrowing Arrangements

As of June 30, 2019 and December 31, 2018, the Company had $54,000,000 and $10,000,000 Federal Home Loan Bank (FHLB) of San Francisco advances, respectively.
Approximately $451,576,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $245,911,000 as of June 30, 2019. FHLB advances are also secured by investment securities with amortized costs totaling $300,000 and $326,000 and market values totaling $310,000 and $337,000 at June 30, 2019 and December 31, 2018, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of June 30, 2019, and December 31, 2018 the Company had no Federal funds purchased.

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

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2019 (remaining)	$1,073
2020	1,864
2021	1,741
2022	1,409
2023	1,289
Thereafter	3,960
Total lease payments	11,336
Less: imputed interest	(1,121)
Present value of operating lease liabilities	$10,215

Minimum future rental payments under noncancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, are as follows (in thousands):

Minimum future rental payments
2019	$2,384
2020	2,078
2021	1,805
2022	1,552
2023	1,448
Thereafter	4,334
$13,601

The table below summarizes the total lease cost:

(Dollars in thousands)	For the Three Months ending June 30, 2019	For the Six Months ending June 30, 2019
Operating lease cost	$557	$1,110
Short-term lease cost	22	41
Variable lease cost	95	184
Total lease cost	$674	$1,335

The table below summarizes other information related to our operating leases:

For the Six Months ending June 30, 2019
Weighted average remaining lease term, in years	7
Weighted average discount rate	2.91%

The table below shows operating lease right of use assets and operating lease liabilities as of June 30, 2019

(Dollars in thousands)
Operating lease right-of-use assets	$9,542
Operating lease liabilities	10,215

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
Commitments to extend credit amounting to $308,595,000 and $312,274,000 were outstanding at June 30, 2019 and December 31, 2018, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $306,105,000 and $309,824,000 at June 30, 2019 and December 31, 2018, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $66,412,000 and $70,752,000 as of June 30, 2019 and December 31, 2018, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $2,490,000 and $2,450,000 were outstanding at June 30, 2019 and December 31, 2018, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2019 or December 31, 2018.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2019 and December 31, 2018, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000 and $225,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts beginning in March 2019. As of June 30, 2019, the total commitment was $2,743,000.
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

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Net income	$6,087	$4,965	$11,303	$10,256
Weighted average shares outstanding	13,533,724	13,692,358	13,515,752	13,681,229
Basic earnings per share	$0.45	$0.36	$0.84	$0.75

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2019	2018	2019	2018
Net income	$6,087	$4,965	$11,303	$10,256
Weighted average shares outstanding	13,533,724	13,692,358	13,515,752	13,681,229
Effect of dilutive stock options	102,110	130,920	97,114	132,858
Weighted average shares of common stock and common stock equivalents	13,635,834	13,823,278	13,612,866	13,814,087
Diluted earnings per share	$0.45	$0.36	$0.83	$0.74

No outstanding options or restricted stock awards were anti-dilutive for the six months ended June 30, 2019 and 2018. During the three-month periods ended June 30, 2019 and 2018, No outstanding options or restricted stock awards were anti-dilutive.

Note 9.  Share-Based Compensation

The Company has five share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $294,000 and $184,000 for the six months ended June 30, 2019 and 2018, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $25,000 and $139,000, respectively, for the six months ended June 30, 2019 and 2018.
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

Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 478,510 shares available for future purchase under the plan as of June 30, 2019.

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
     No options to purchase shares of the Company’s common stock were granted during the six months ended June 30, 2019 and 2018.
A summary of the combined activity of the Company’s stock option compensation plans for the six months ended June 30, 2019 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2019	154,440	$8.68
Options exercised	(21,820)	$7.36
Options forfeited	(1,000)	$5.06
Options outstanding at March 31, 2019	131,620	$8.92	2.58	$1,652
Options vested or expected to vest at March 31, 2019	131,620	$8.92	2.58	$1,652
Options exercisable at March 31, 2019	131,620	$8.92	2.58	$1,652

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Intrinsic value of options exercised	$98	$129	$265	$652
Cash received from options exercised	$65	$91	$160	$640
Excess tax benefit realized for option exercises	$8	$33	$25	$139

As of June 30, 2019, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
The following table summarizes restricted stock and performance award activity for the six months ended June 30, 2019 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2019	63,529	$15.98
Granted	25,420	$19.77
Vested	(24,763)	$18.28
Forfeited	(90)	$12.95
Nonvested outstanding shares at June 30, 2019	64,096	$16.59

During the six months ended June 30, 2019, 25,420 shares of restricted or performance common stock awards were granted. The restricted and performance common stock awards had a weighted average grant date fair market value of $19.77 per share on the date of grant during the six months ended June 30, 2019. Restricted common stock awards’ fully vest after year 1, or vest ratably until fully vested in year 3 or year 5 depending on agreement terms. Performance common stock awards vest immediately.
As of June 30, 2019, there were 64,096 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2019, there was $798,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 1.91 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,805,000 at June 30, 2019.

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
There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2019.  Please refer to the Company’s 2018 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

OVERVIEW

Central Valley Community Bancorp (Company)

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (Bank).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, El Dorado, Madera, Merced, Placer, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.  On April 20, 2018, the Company closed and consolidated the Caldwell office into the Company’s Floral office. On May 11, 2018, the Company closed and consolidated the Folsom Prairie office into the Company’s Folsom Sutter office. On July 12, 2018, the Company closed and consolidated the Tracy office into the Company’s Lodi office. After extensive evaluation, the Company consolidated the Rancho Cordova and Fair Oaks offices and opened a new full-service branch in Gold River during the second quarter of 2019. As a bank holding company, the Company is subject to supervision, examination and regulation by the Federal Reserve Bank.

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
The Bank operates 21 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia, California.  Additionally the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2018 FDIC data, the Bank’s branches in Fresno, Madera, San Joaquin, and Tulare Counties had a 3.42% combined deposit market share of all insured depositories. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus Counties), was less than 1.00% in 2018.

Dividend Declared

On July 17, 2019, the Board of Directors declared a $0.11 per share cash dividend payable on August 16, 2019 to shareholders of record as of August 2, 2019.

Second Quarter of 2019

In the second quarter of 2019, our consolidated net income was $6,087,000 compared to net income of $4,965,000 for the same period in 2018. Diluted EPS was $0.45 for the quarter ended June 30, 2019 compared to $0.36 for the same period in 2018. The increase in net income during the second quarter of 2019 compared to the same period in 2018 is primarily due to an increase in net interest income before the provision for credit losses of $549,000, and an increase in total non-interest income of $1,912,000, partially offset by an increase in non-interest expenses of $273,000 and an increase in the provision for income taxes of $816,000. During the quarter ended June 30, 2019, the Company recorded a $300,000 provision for credit losses, compared to $50,000 provision during the quarter ended June 30, 2018.
Net interest margin (fully tax equivalent basis) increased to 4.50% for the quarter ended June 30, 2019 compared to 4.35% for the same period in 2018. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), increased to 0.15% for the quarter ended June 30, 2019 compared to 0.08% for the same period in 2018.
Non-interest income increased $1,912,000 or 71.18% to $4,598,000 for the quarter ended June 30, 2019 compared to $2,686,000 in the same period in 2018, primarily driven by an increase of $2,377,000 in net realized gains on sales and calls of investment securities, an increase of $61,000 in other income, and an increase in loan placement fees of $47,000 offset by decrease in the gain on sale of credit card portfolio of $578,000 and a decrease in service charge income of $13,000. Non-interest expense increased $273,000 or 2.37% for the comparable periods primarily due to increases in information technology, salaries and employee benefits, amortization of core deposit intangibles, advertising expenses, risk management, directors’ expenses, Internet banking, tax provision, personnel, ATM/debit card expenses, and data processing, offset by decreases in occupancy and equipment, professional services, operating losses, credit card expenses, and other expenses.
Annualized return on average equity for the second quarter of 2019 increased to 10.68% compared to 9.53% for the same period in 2018. Annualized return on average assets was 1.54% and 1.25% for the second quarter ended June 30, 2019 and 2018, respectively. Total average equity increased to $227,933,000 for the second quarter of 2019 compared to $208,474,000 for the second quarter of 2018. The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, and an increase in accumulated other comprehensive income. The Company declared and paid $0.11 per share in cash dividends to holders of common stock during the second quarter of 2019, compared to $0.07 in dividends declared and paid during the second quarter of 2018.
Our average total assets decreased $4,522,000 or 0.28% to $1,584,122,000 during the second quarter of 2019 compared to the same period in 2018.  Total average interest-earning assets decreased $13,794,000 or 0.95% in the second quarter of 2019 compared to the same period of 2018.  Average total loans, including nonaccrual loans, increased $20,784,000 or 2.26% in the second quarter of 2019 compared to the same period in 2018. Average total investments and interest-earning deposits decreased $36,160,000 or 6.79% in the period ended June 30, 2019 compared to the same period in 2018.  Average interest-bearing liabilities decreased $27,852,000 or 3.42% in the period ended June 30, 2019 compared to the same period in 2018. Average non-interest bearing demand deposits decreased 0.91% to $540,868,000 in 2019 compared to $545,854,000 in 2018.  The ratio of average non-interest bearing demand deposits to average total deposits was 42.45% in the second quarter of 2019 compared to 40.85% in 2018.

First Six Months of 2019

For the six months ended June 30, 2019, our consolidated net income was $11,303,000 compared to $10,256,000 for the same period in 2018.  Diluted EPS was $0.83 for the first six months of 2019 compared to $0.74 for the first six months of 2018.  Net income for the six-month period increased 10.21% in 2019 compared to 2018, primarily driven by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, offset by an increase in provision for income taxes and an increase in non-interest expense. During the six-month period ended June 30, 2019, our net interest margin (fully tax equivalent basis) increased 23 basis points to 4.56%.  Net interest income before the provision for credit losses increased $958,000 or 3.11%.  Net interest income during the first six months of 2019 and 2018 benefited by approximately $183,000 and $175,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. Excluding these benefits, net interest income for the six months ended June 30, 2019, increased by $950,000 compared to the six-month period ended June 30, 2018. Non-interest income increased $2,117,000 or 38.79%, and non-interest expense increased $572,000 or 2.50% in the first six months of 2019 compared to first six months of 2018. During the six months ended June 30, 2019, the Company recorded a provision for credit losses of $275,000 compared to a provision of $50,000 during same period in 2018. Net recoveries of previously charged-off loans totaling $26,000 and $92,000 during the six months ended June 30, 2019 and 2018, respectively.

Annualized return on average equity for the six months ended June 30, 2019 increased to 10.06% compared to 9.84% for the same period in 2018.  The increase in return on average equity was primarily due to the increase in net income, notwithstanding an increase in average shareholders’ equity. Annualized return on average assets was 1.45% and 1.28% for the six months ended June 30, 2019 and 2018, respectively.  Total average equity was $224,742,000 for the six months ended June 30, 2019 compared to $208,536,000 for the same period in 2018.  The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, and an increase in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI).

Our average total assets decreased $43,934,000 or 2.73% in the first six months of 2019 compared to the same period in 2018.  Total average interest-earning assets decreased $45,400,000 or 3.11% comparing the first six months of 2019 to the same period in 2018.  Average total loans, including nonaccrual loans, increased $12,044,000 or 1.32% comparing the first six months of 2019 to the same period in 2018. Average total investments (securities and interest-earning deposits) decreased $58,933,000, or 10.62% in the six-month period ended June 30, 2019 compared to the same period in 2018, with average interest-bearing liabilities increasing $58,249,000 or 7.03% on a period to period comparison.

Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2019 increased to 4.56% compared to 4.33% for the same period in 2018. The increase in net interest margin in the period-to-period comparison resulted primarily from an increase in the effective yield on the Company’s investment portfolio, an increase in the yield on the loan portfolio, and an increase in the effective yield on interest-earning deposits in other banks and Federal funds sold, offset by an increase in the cost of total interest-bearing liabilities.  The effective yield on interest-earning assets increased 32 basis points to 4.75% for the six-month period ended June 30, 2019 compared to 4.43% for the same period in 2018. For the six-month period ended June 30, 2019, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, increased 43 basis points, compared to the same period in the prior year, and the effective yield on loans increased 13 basis points. The cost of total interest-bearing liabilities increased 17 basis points to 0.34% compared to 0.17% for the same period in 2018.  The cost of total deposits, including noninterest bearing accounts decreased to 0.14% compared to 0.07% for the six months ended June 30, 2019 and 2018.

Net interest income before the provision for credit losses for the six months ended June 30, 2019 was $31,781,000 compared to $30,823,000 for the same period in 2018, an increase of $958,000 or 3.11%.  Net interest income increased as a result of yield changes, asset mix changes, and a decrease in interest-bearing liabilities, offset by a decrease in average earning assets. The Bank recovered $183,000 and $175,000, of foregone interest income and prepaid payment penalties in 2019 and 2018, respectively. The Bank had non-accrual loans totaling $2,442,000 at June 30, 2019, compared to $2,740,000 at December 31, 2018 and 4,092,000 at June 30, 2018.  The Company had no other real estate owned or repossessed assets at June 30, 2019, December 31, 2018, or June 30, 2018.

At June 30, 2019, we had total net loans of $950,806,000, total assets of $1,613,227,000, total deposits of $1,294,087,000, and shareholders’ equity of $231,680,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 10.06% for the six months ended June 30, 2019 compared to 10.07% for the year ended December 31, 2018 and 9.84% for the six months ended June 30, 2018.  Our net income for the six months ended June 30, 2019 increased $1,047,000 or 10.21% to $11,303,000 compared to $10,256,000 for the six months ended June 30, 2018, primarily driven by an increase in net realized gains on sales and calls of investment securities, and an increase in net interest income, partially offset by an increase in non-interest expenses and an increase in provision for income taxes. Net interest margin (NIM) increased 23 basis points for the six-month period ended June 30, 2019 compared to the six months ended June 30, 2018.  Diluted EPS was $0.83 for the six months ended June 30, 2019 and $0.74 for the same period in 2018.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2019 was 1.45% compared to 1.35% for the year ended December 31, 2018 and 1.28% for the six months ended June 30, 2018.  The increase in ROA for the six months ended June 30, 2019 compared to June 30, 2018 was due to the decrease in average assets.  Average assets for the six months ended June 30, 2019 was $1,562,541,000 compared to $1,577,410,000 for the year ended December 31, 2018.  Median ROA for our peer group was 1.31% for the year ended December 31, 2018.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the continuing declines in interest rates on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) increased to 4.56% for the six months ended June 30, 2019, compared to 4.33% for the same period in 2018.  The increase in net interest margin in the period-over-period comparison resulted primarily from the increase in the effective yield on average investment securities, an increase in the yield on the Company’s loan portfolio, and an increase in the effective yield on interest earning deposits in other banks and Federal Funds sold. Interest bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending June 30, 2019 and 2018, the effective yield on total earning assets increased 32 basis points, while the cost of total interest bearing liabilities increased 17 basis points and the cost of total deposits increased to 0.14% compared to 0.07%.  Net interest income before the provision for credit losses for the six-month period ended June 30, 2019 was $31,781,000 compared to $30,823,000 for the same period in 2018.
Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales of investment securities. Non-interest income for the six months ended June 30, 2019 increased $2,117,000 or 38.79%, to $7,574,000 compared to $5,457,000 for the six months ended June 30, 2018.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, and other income; offset by decreases in service charge income and gain on sale of credit card portfolio, compared to the comparable 2018 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,442,000 and $2,740,000 at June 30, 2019 and December 31, 2018, respectively.  Nonperforming assets totaled 0.25% of gross loans as of June 30, 2019 and 0.30% of gross loans as of December 31, 2018. The ratio of nonperforming assets to total assets was 0.15% as of June 30, 2019 and 0.18% as of December 31, 2018. The nonperforming assets at June 30, 2019 and December 31, 2018 consisted of nonaccrual loans of $2,442,000 and $2,740,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at June 30, 2019 or December 31, 2018. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.25% as of June 30, 2019 and 0.30% as of December 31, 2018. The allowance for credit losses as a percentage of outstanding loan balance was 0.98% as of June 30, 2019 and 0.99% as of December 31, 2018. The ratio of net charge-off (recovery) to average loans was (0.01)% as of June 30, 2019 and (0.03)% as of December 31, 2018.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $75,391,000 or 4.90% during the six months ended June 30, 2019 to $1,613,227,000 compared to $1,537,836,000 as of December 31, 2018.  Total gross loans increased by 4.52% or $41,516,000 to $960,211,000 as of June 30, 2019 compared to $918,695,000 as of December 31, 2018.  Total deposits increased 0.92% to $1,294,087,000 as of June 30, 2019 compared to $1,282,298,000 as of December 31, 2018. Our loan-to-deposit ratio at June 30, 2019 was 74.20% compared to 71.64% at December 31, 2018.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2018.  Further discussion of loans and deposits is below.

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

The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules are being phased in through 2019 under the Dodd-Frank Act and Basel III. As of June 30, 2019, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2019. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 63.78% for the six months ended June 30, 2019 compared to 63.44% for the six months ended June 30, 2018.  The slight increase in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in non-interest income. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, less gain on sale of credit card portfolio, and gain related to the collection of life insurance proceeds, increased 1.97% to $36,107,000 for the first six months of 2019 compared to $35,409,000 for the same period in 2018, while operating expenses, net of losses on sale of assets, acquisition and integration costs, and amortization of core deposit intangibles, increased 2.52% to $23,030,000 from $22,463,000 for the same period in 2018.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  We have available unsecured lines of credit with correspondent banks totaling approximately $40,000,000 and secured borrowing lines of approximately $245,911,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $532,272,000 or 32.99% of total assets at June 30, 2019 and $502,886,000 or 32.70% of total assets as of December 31, 2018.

RESULTS OF OPERATIONS

Net Income for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Net income increased to $11,303,000 for the six months ended June 30, 2019 compared to $10,256,000 for the six months ended June 30, 2018.  Basic and diluted earnings per share for June 30, 2019 were $0.84 and $0.83, respectively. Basic and diluted earnings per share for the same period in 2018 were $0.75 and $0.74, respectively. Annualized ROE was 10.06% for the six months ended June 30, 2019 compared to 9.84% for the six months ended June 30, 2018.  Annualized ROA for the six months ended June 30, 2019 and 2018 was 1.45% and 1.28%, respectively.
The increase in net income for the six months ended June 30, 2019 compared to the same period in 2018 was primarily driven by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expense and an increase in the provision for income taxes. During the six months ended June 30, 2019, the Company recorded a $275,000 provision for credit losses, compared to a $50,000 provision during the six months ended June 30, 2018.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2019			For the Six Months Ended Six 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$17,846	$209	2.34%	$18,208	$142	1.56%
Securities:
Taxable securities	415,209	6,358	3.06%	404,168	4,744	2.35%
Non-taxable securities (1)	62,909	1,255	3.99%	132,585	2,674	4.03%
Total investment securities	478,118	7,613	3.18%	536,753	7,418	2.76%
Federal funds sold	112	1	2.39%	48	—	1.61%
Total securities and interest-earning deposits	496,076	7,823	3.15%	555,009	7,560	2.72%
Loans (2) (3)	920,099	25,509	5.59%	906,566	24,525	5.46%
Total interest-earning assets	1,416,175	$33,332	4.75%	1,461,575	$32,085	4.43%
Allowance for credit losses	(9,179)			(8,806)
Nonaccrual loans	2,575			4,064
Cash and due from banks	25,834			26,834
Bank premises and equipment	8,178			9,403
Other assets	118,958			113,405
Total average assets	$1,562,541			$1,606,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$369,734	$254	0.14%	$398,868	$169	0.09%
Money market accounts	272,673	304	0.22%	291,889	183	0.13%
Time certificates of deposit	97,638	304	0.63%	119,692	138	0.23%
Total interest-bearing deposits	740,045	862	0.23%	810,449	490	0.12%
Other borrowed funds	29,992	426	2.84%	17,837	210	2.35%
Total interest-bearing liabilities	770,037	$1,288	0.34%	828,286	$700	0.17%
Non-interest bearing demand deposits	541,996			549,870
Other liabilities	25,766			19,783
Shareholders’ equity	224,742			208,536
Total average liabilities and shareholders’ equity	$1,562,541			$1,606,475
Interest income and rate earned on average earning assets		$33,332	4.75%		$32,085	4.43%
Interest expense and interest cost related to average interest-bearing liabilities		1,288	0.34%		700	0.17%
Net interest income and net interest margin (4)		$32,044	4.56%		$31,385	4.33%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $264 and $562 in 2019 and 2018, respectively.

(2)	Loan interest income includes loan fees (costs) of $(16) in 2019 and $228 in 2018.

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Six Months Ended June 30, 2019 and 2018
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(2)	$69	$67
Investment securities:
Taxable	130	1,484	1,614
Non-taxable (1)	(1,406)	(13)	(1,419)
Total investment securities	(1,276)	1,471	195
Federal funds sold	1	—	1
Loans	366	618	984
Total earning assets (1)	(911)	2,158	1,247
Interest expense:
Deposits:
Savings, NOW and MMA	(24)	230	206
Time certificate of deposits	(25)	191	166
Total interest-bearing deposits	(49)	421	372
Other borrowed funds	141	75	216
Total interest bearing liabilities	92	496	588
Net interest income (1)	$(1,003)	$1,662	$659
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $984,000 or 4.01% for the six months ended June 30, 2019 compared to the same period in 2018. Net interest income during the first six months of 2019 was positively impacted by an increase in average total loans of $13,533,000 or 1.49% to $920,099,000 compared to $906,566,000 for the same period in 2018. The yield on average loans, excluding nonaccrual loans, was 5.59% for the six months ended June 30, 2019 compared to 5.46% for the same period in 2018. Net interest income for the period ending June 30, 2019 was benefited by approximately $183,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to a $175,000 in income reversals recorded in the same period in 2018.  The impact to interest income from the accretion of the loan marks on acquired loans was $451,000 and $590,000 for the six months ended June 30, 2019 and 2018, respectively. The remaining balance of accretable loan marks on acquired loans as of June 30, 2019 was $4,455,000.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $562,000 in the first six months of 2019 to $7,560,000 compared to $6,998,000, for the same period in 2018.  The yield on average total investments (total securities and interest-earning deposits) increased 43 basis points to 3.15% for the six month period ended June 30, 2019 compared to 2.72% for the same period in 2018. Average total securities and interest-earning deposits for the first six months of 2019 decreased $58,933,000 or 10.62% to $496,076,000 compared to $555,009,000 for the same period in 2018.  Income from investments represents 23.79% of net interest income for the first six months of 2019 compared to 22.70% for the same period in 2018.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in residential mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2019, we held $419,754,000 or 88.14% of the total fair value of the investment portfolio in MBS and CMOs with an average yield of 3.12% as compared to $361,080,000 and $311,198,000 with average yields of 2.81% and 2.69% at December 31, 2018 and June 30, 2018, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
The net-of-tax unrealized gain on the investment portfolio was $4,747,000 at June 30, 2019 and is reflected in the Company’s equity.  At June 30, 2019, the average life of the investment portfolio was 6.85 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $6,740,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the six months ended June 30, 2019 and 2018, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2019, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $36,000,000 or 7.56%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $35,000,000 or 7.35%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the six months ended June 30, 2019 increased $1,546,000 or 4.90% to $33,069,000 compared to $31,523,000 for the six months ended June 30, 2018.  The yield on interest earning assets increased 32 basis points to 4.75% on a fully tax equivalent basis for the six months ended June 30, 2019 from 4.43% for the period ended June 30, 2018. The increase was the result of yield changes, increase in interest rates, and asset mix changes. Average interest earning assets decreased to $1,416,175,000 for the six months ended June 30, 2019 compared to $1,461,575,000 for the six months ended June 30, 2018.  The $45,400,000 decrease in average earning assets was attributed to the $58,933,000 decrease in average investments, offset by the $13,533,000 or 1.49% increase in average loans.
Interest expense on deposits for the six months ended June 30, 2019 and 2018 was $862,000 and $490,000, respectively. The average interest rate on interest bearing deposits increased to 0.23% compared to 0.12% for the six months ended June 30, 2019 and 2018.  Average interest-bearing deposits decreased 8.69% or $70,404,000 to $740,045,000 for the six months ended June 30, 2019 compared to $810,449,000 for the same period ended June 30, 2018.
Average other borrowed funds increased $12,155,000 or 68.14% to $29,992,000 with an effective rate of 2.84% for the six months ended June 30, 2019 compared to $17,837,000 with an effective rate of 2.35% for the six months ended June 30, 2018.  Total interest expense on other borrowed funds was $426,000 for the six months ended June 30, 2019 and $210,000 for the six months ended June 30, 2018.  Other borrowings include advances from the Federal Home Loan Bank (FHLB), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 4.20% and 3.95% at June 30, 2019 and 2018, respectively.  See the section on “Financial Condition” for more detail.
The cost of interest-bearing liabilities increased 17 basis points to 0.34% for the six-month period ended June 30, 2019 compared to 0.17% for the same period in 2018. The cost of total deposits increased to 0.14% compared to 0.07% for the six-month periods ended June 30, 2019 and 2018.  Average non-interest bearing demand deposits decreased 1.43% to $541,996,000 in 2019 compared to $549,870,000 for 2018.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 42.28% in the six-month period ended June 30, 2019 compared to 40.42% for the same period in 2018.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2019 increased by $958,000 or 3.11% to $31,781,000 compared to $30,823,000 for the same period in 2018.  The increase was a result of yield changes, asset mix changes, and a decrease in average interest bearing liabilities, offset by a decrease in average earning assets. In addition, net interest income before the provision for credit losses for the six months ended June 30, 2019 increased by approximately $183,000 due to nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to $175,000 reversal of income for the six months ended June 30, 2018. Excluding these reversals and benefits, net interest income for the six months ended June 30, 2019 increased by $950,000 compared to the six months ended June 30, 2018. Average interest earning assets were $1,416,175,000 for the six months ended June 30, 2019 with a net interest margin (fully tax equivalent basis) of 4.56% compared to $1,461,575,000 with a net interest margin (fully tax equivalent basis) of 4.33% for the six months ended June 30, 2018.  The $45,400,000 decrease in average earning assets was attributed to the $58,933,000 decrease in average total investments, offset by the $13,533,000 or 1.49% increase in average loans.  For the six months ended June 30, 2019, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 43 basis points. The effective yield on loans increased 13 basis points. Average interest bearing liabilities decreased 7.03% to $770,037,000 for the six months ended June 30, 2019, compared to $828,286,000 for the same period in 2018.

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
The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	June 30, 2019	December 31, 2018
Commercial:
Commercial and industrial	$1,473	$1,604
Agricultural production	327	67
Total commercial	1,800	1,671
Real estate:
Owner occupied	1,199	1,131
Real estate construction and other land loans	1,295	1,271
Commercial real estate	2,971	3,017
Agricultural real estate	908	947
Other real estate	180	173
Total real estate	6,553	6,539
Consumer:
Equity loans and lines of credit	458	419
Consumer and installment	453	407
Total consumer	911	826
Unallocated reserves	141	68
Total allowance for credit losses	$9,405	$9,104

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
During the six months ended June 30, 2019, the Company recorded a $275,000 provision for credit losses, compared to $50,000 provision during the six months ended June 30, 2018. The provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
The Company had net recoveries totaling $26,000 for the six months ended June 30, 2019, and $92,000 for the same period in 2018.
Nonperforming loans, consisting entirely of nonaccrual loans, were $2,442,000 and $2,740,000 at June 30, 2019 and December 31, 2018, respectively, and $4,092,000 at June 30, 2018.  Nonperforming loans as a percentage of total loans were 0.25% at June 30, 2019 compared to 0.30% at December 31, 2018 and 0.44% at June 30, 2018.  The Company had no other real estate owned (OREO) at June 30, 2019 or December 31, 2018. The Company held no repossessed assets at June 30, 2019 or December 31, 2018.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.01)% for the six months ended June 30, 2019, and (0.02)% for the same period in 2018.
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
We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of June 30, 2019, there were $17.9 million in classified loans of which $6.5 million related to agricultural real estate, $1.5 million to commercial and industrial loans, $0.9 million to real estate owner occupied, $1.5 million in commercial real estate, $1.6 million to real estate construction and other land loans, and $2.8 million to consumer equity loans and lines of credit. This compares to $28.4 million in classified loans of which $19.2 million related to agricultural real estate, $2.6 million to commercial and industrial loans, $0.9 million to real estate owner occupied, $1.1 million to commercial real estate, $1.6 million to consumer equity and lines of credit, and $3.0 million to real estate construction and other land loans as of December 31, 2018.
As of June 30, 2019, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $31,506,000 for the six months period ended June 30, 2019 and $30,773,000 for the same period in 2018.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,574,000 for the six months ended June 30, 2019 compared to $5,457,000 for the same period in 2018.  The $2,117,000 or 38.79% increase in non-interest income during the six months ended June 30, 2019 was primarily driven by an increase of $2,614,000 in net realized gains on sales and calls of investment securities, an increase of

$123,000 in other income, and an increase in loan placement fees of $20,000, offset by decrease in gain on sale of credit card portfolio of $578,000 and a decrease in service charge income of $78,000.
During the six months ended June 30, 2019, we realized a net gain on sales and calls of investment securities of $3,511,000 compared to $897,000 for the same period in 2018.  The net gains realized on sales and calls of investment securities in 2019 and 2018 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges decreased $78,000 or 5.27% to $1,403,000 for the first six months of 2019 compared to $1,481,000 for the same period in 2018. Interchange fees increased $2,000 to $727,000 the first six months of 2019 compared to $725,000 for the same period in 2018. Loan placement fees increased $20,000 or 5.90% to $359,000 for the first six months of 2019 compared to $339,000 for the same period in 2018. Other income increased $123,000 the first six months of 2019 compared to the same period in 2018.
The Bank holds stock from the Federal Home Loan Bank of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,062,000 in FHLB stock.  We received dividends totaling $239,000 in the six months ended June 30, 2019, compared to $239,000 for the same period in 2018.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, acquisition and integration expenses, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $572,000 or 2.50% to $23,439,000 for the six months ended June 30, 2019, compared to $22,867,000 for the six months ended June 30, 2018.  The net increase for the first six months of 2019 was a result of increases in information technology of $948,000, salaries and employee benefits of $153,000, amortization of intangibles of $160,000, directors’ expenses of $146,000, and advertising of $23,000, partially offset by decreases in acquisition and integration expenses of $217,000, professional services of $194,000, data processing expenses of $54,000, occupancy and equipment expenses of $183,000, other non-interest expenses of $197,000, and regulatory assessments of $36,000. The increase in the information technology expenses was a result of the Company outsourcing its network maintenance and IT support during the fourth quarter of 2018, which also produced decreases in salaries and employee benefits. The increase in the directors’ expenses was related to the change in the discount rate used to calculate the liability for deferred compensation and split dollar plans.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 63.78% for the six months of 2019 compared to 63.44% for the six months ended June 30, 2018. The slight increase in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in non-interest income.
Salaries and employee benefits increased $153,000 or 1.15% to $13,402,000 for the first six months of 2019 compared to $13,249,000 for the six months ended June 30, 2018.  Full time equivalent employees were 287 for the six months ended June 30, 2019, compared to 324 for the six months ended June 30, 2018. The increase of salaries and employee benefits in 2019 compared to the same period in 2018 is a result of normal cycles and salary increases, higher deferred compensation interest expense, and higher compensation expense, offset by a decrease of full time equivalent employees for the six months ended June 30, 2019.
Occupancy and equipment expense decreased $183,000 or 5.88% to $2,931,000 for the six months ended June 30, 2019 compared to $3,114,000 for the six months ended June 30, 2018. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at June 30, 2019 compared to 22 at June 30, 2018. The Company opened a new banking office Gold River during the second quarter of 2019. The Company also closed two banking offices - on in Rancho Cordova and one in Fair Oaks. Subsequent to the end of the second quarter of 2018, the Company closed its Tracy office and sold a portion of the customer deposits to another financial institution. The Company also consolidated two banking offices into branches currently serving the same communities - one in Visalia and one in Folsom during the second quarter of 2018.
Data processing expense decreased to $796,000 for the six months ended June 30, 2019 compared to $850,000 for the same period in 2018. Regulatory assessments decreased to $286,000 for the six months ended June 30, 2019 compared to $322,000 for the same period in 2018.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
Professional services decreased by $194,000 in the first six months of 2019 compared to the same period in 2018 due to lower legal expenses and consulting fees.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2019		2018
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$112	0.01%	$149	0.02%
Amortization of software	172	0.02%	150	0.02%
Postage	113	0.01%	104	0.01%
Risk management expense	110	0.01%	85	0.01%
Shareholder services	58	0.01%	87	0.01%
Personnel other	86	0.01%	87	0.01%
Armored courier fees	133	0.02%	138	0.02%
Credit card expense	116	0.01%	121	0.02%
Telephone	111	0.01%	110	0.01%
Alarm	45	0.01%	45	0.01%
Donations	118	0.02%	126	0.02%
Education/training	66	0.01%	66	0.01%
Loan related expenses	33	—%	52	0.01%
General insurance	83	0.01%	84	0.01%
Travel and mileage Expense	121	0.02%	62	0.01%
Operating losses	41	0.01%	168	0.02%
Other	631	0.08%	712	0.09%
Total other non-interest expense	$2,149	0.28%	$2,346	0.29%

Provision for Income Taxes

Our effective income tax rate was 27.73% for the six months ended June 30, 2019 compared to 23.25% for the six months ended June 30, 2018. The Company reported an income tax provision of $4,338,000 for the six months ended June 30, 2019, compared to $3,107,000 for the six months ended June 30, 2018.  The increase in the effective tax rate was the result of a decrease in tax exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2019 and December 31, 2018, there was no reserve for uncertain tax positions.

Net Income for the Second Quarter of 2019 Compared to the Second Quarter of 2018

Net income was $6,087,000 for the quarter ended June 30, 2019 compared to $4,965,000 for the quarter ended June 30, 2018.  Basic earnings per share was $0.45 for the quarter ended June 30, 2019 compared to $0.36 for the same period in 2018. Diluted earnings per share was $0.45 for the quarter ended June 30, 2019 compared to $0.36 for the same period in 2018  Annualized ROE was 10.68% for the quarter ended June 30, 2019 compared to 9.53% for the quarter ended June 30, 2018.  Annualized ROA for the three months ended June 30, 2019 was 1.54% compared to 1.25% for the quarter ended June 30, 2018.

The increase in net income during the second quarter of 2019 compared to the same period in 2018 is primarily due to an increase in net interest income before the provision for credit losses of $549,000 and an increase in total non-interest income of $1,912,000, partially offset by an increase in the provision for income taxes of $816,000 and an increase in non-interest expenses of $273,000. During the quarter ended June 30, 2019, the Company recorded $300,000 provision for credit losses, compared to a $50,000 provision during the quarter ended June 30, 2018. Non-interest income increased $1,912,000 or 71.18% to $4,598,000 for the quarter ended June 30, 2019 compared to $2,686,000 in the same period in 2018, primarily due to an increase in net realized gains on sales and calls of investment securities of $2,377,000, offset by the decrease in net realized gains on sale of our credit card portfolio of $578,000. In addition, during the second quarter 2019 there was an increase in other income of $61,000, an increase in loan placement fees of $47,000, and an increase of $4,000 in interchange fees, offset by a decrease of $13,000 in service charge income, compared to the same period in 2018.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2019			For the Three Months Ended June 30, 2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$11,195	$59	2.11%	$11,037	$45	1.63%
Securities
Taxable securities	431,373	3,335	3.09%	389,342	2,184	2.24%
Non-taxable securities (1)	53,658	543	4.05%	132,091	1,323	4.01%
Total investment securities	485,031	3,878	3.20%	521,433	3,507	2.69%
Federal funds sold	119	1	2.40%	35	—	1.78%
Total securities and interest-earning deposits	496,345	3,938	3.17%	532,505	3,552	2.67%
Loans (2) (3)	936,602	12,955	5.55%	914,236	12,519	5.49%
Total interest-earning assets	1,432,947	$16,893	4.73%	1,446,741	$16,071	4.46%
Allowance for credit losses	(9,234)			(8,822)
Non-accrual loans	2,453			4,035
Cash and due from banks	25,659			26,377
Bank premises and equipment	7,965			9,337
Other assets	124,332			110,976
Total average assets	$1,584,122			$1,588,644
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$367,042	$142	0.16%	$389,441	$88	0.09%
Money market accounts	268,711	157	0.23%	285,848	91	0.13%
Time certificates of deposit	97,538	170	0.70%	115,107	73	0.25%
Total interest-bearing deposits	733,291	469	0.26%	790,396	252	0.13%
Other borrowed funds	53,952	365	2.71%	24,699	144	2.33%
Total interest-bearing liabilities	787,243	$834	0.42%	815,095	$396	0.19%
Non-interest bearing demand deposits	540,868			545,854
Other liabilities	28,078			19,221
Shareholders’ equity	227,933			208,474
Total average liabilities and shareholders’ equity	$1,584,122			$1,588,644
Interest income and rate earned on average earning assets		$16,893	4.73%		$16,071	4.46%
Interest expense and interest cost related to average interest-bearing liabilities		834	0.42%		396	0.19%
Net interest income and net interest margin (4)		$16,059	4.50%		$15,675	4.35%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $114 and $278 in 2019 and 2018, respectively.

(2)	Loan interest income includes loan fees (costs) of $(42) in 2019 and $107 in 2018.

(3)	Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended June 30, 2019 and 2018
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$—	$14	$14
Investment securities:
Taxable	235	916	1,151
Non-taxable (1)	(785)	5	(780)
Total investment securities	(550)	921	371
Federal funds sold	—	1	1
Loans	307	129	436
Total earning assets (1)	(243)	1,065	822
Interest expense:
Deposits:
Savings, NOW and MMA	(10)	130	120
Time certificate of deposits	(11)	108	97
Total interest-bearing deposits	(21)	238	217
Other borrowed funds	171	50	221
Total interest bearing liabilities	150	288	438
Net interest income (1)	$(393)	$777	$384

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $436,000 or 3.48% to $12,955,000 for the second quarter of 2019 compared to $12,519,000 for the same period in 2018.  Average total loans, including nonaccrual loans, for the second quarter of 2019 increased $20,784,000 or 2.26% to $939,055,000 compared to $918,271,000 for the same period in 2018.  Yield on the loan portfolio, excluding nonaccrual loans, was 5.55% and 5.49% for the second quarters ending June 30, 2019 and 2018, respectively.  Net interest income during the second quarters of 2019 and 2018 benefited by approximately $56,000 and $196,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $192,000 and $332,000 during the quarters ended June 30, 2019 and 2018, respectively.

Income from investments represents 23.99% of net interest income for the second quarter of 2019 compared to 21.26% for the same quarter in 2018. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $551,000 in the second quarter of 2019 to $3,825,000 compared to $3,274,000, for the same period in 2018.  The yield on average investments increased fifty-one basis points to 3.20% on a fully tax equivalent basis for the second quarter of 2019 compared to 2.69% on a fully tax equivalent basis for the second quarter of 2018. Average total investments and interest bearing deposits in other banks for the second quarter of 2019 decreased $36,160,000 or 6.79% to $496,345,000 compared to $532,505,000 for the second quarter of 2018.

Total interest income for the second quarter of 2019 increased $987,000 or 6.25% to $16,780,000 compared to $15,793,000 for the second quarter ended June 30, 2018.  The yield on interest earning assets increased to 4.73% on a fully tax equivalent basis for the second quarter ended June 30, 2019 from 4.46% on a fully tax equivalent basis for the second quarter ended June 30, 2018.  Average interest earning assets decreased to $1,432,947,000 for the second quarter ended June 30, 2019 compared to $1,446,741,000 for the second quarter ended June 30, 2018.  The $13,794,000 decrease in average earning assets was attributed to the $22,366,000 increase in average loans, offset by the $36,160,000 decrease in total investments.

Interest expense on deposits for the quarter ended June 30, 2019 increased $217,000 or 86.11% to $469,000 compared to $252,000 for the quarter ended June 30, 2018.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.15% and 0.08% for the quarters ended June 30, 2019 and 2018.  Average interest bearing deposits decreased 7.22% or $57,105,000 in the second quarter of 2019 compared to the same period in 2018.  Average interest-bearing deposits were $733,291,000 for the quarter ended June 30, 2019, with an effective rate paid of 0.26%, compared to $790,396,000 for the same period in 2018, with an effective rate paid of 0.13%.

Average other borrowed funds totaled $53,952,000 for the quarter ended June 30, 2019, with an effective rate of 2.71% for the quarter ended June 30, 2019 compared to $24,699,000 and 2.33% for the quarter ended June 30, 2018.  As a result, interest expense on borrowed funds increased $221,000 to $365,000 for the quarter ended June 30, 2019, from $144,000 for the quarter ended June 30, 2018.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks.

The cost of our interest bearing liabilities was 0.42% and 0.19% for the quarters ended June 30, 2019 and 2018.  The cost of total deposits was 0.15% and 0.08% for the quarters ended June 30, 2019 and 2018.  Average non-interest bearing demand deposits decreased 0.91% to $540,868,000 for the quarter ended June 30, 2019 compared to $545,854,000 for the quarter ended June 30, 2018.  The ratio of average non-interest bearing demand deposits to average total deposits was 42.45% in the second quarter of 2019 compared to 40.85% for the same period in 2018.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2019, increased $549,000 or 3.57% to $15,946,000 compared to $15,397,000 for the quarter ended June 30, 2018.  The increase was due to asset mix changes, and a decrease in average interest-bearing liabilities, partially offset by the decrease in average interest earning assets. Average interest earning assets were $1,432,947,000 for the quarter ended June 30, 2019, with a net interest margin (fully tax equivalent basis) of 4.50% compared to $1,446,741,000 with a net interest margin (fully tax equivalent basis) of 4.35% for the quarter ended June 30, 2018.  The $13,794,000 decrease in average earning assets can be attributed to the $36,160,000 decrease in total investments, offset by the $20,784,000 increase in loans.  Average interest bearing liabilities decreased 3.42% to $787,243,000 for the quarter ended June 30, 2019 compared to $815,095,000 for the same period in 2018.

Provision for Credit Losses

During the quarter ended June 30, 2019, the Company recorded $300,000 provision for credit losses, compared to a $50,000 provision during the quarter ended June 30, 2018.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was 0.01% for the quarter ended June 30, 2019 compared to (0.04)% for the quarter ended June 30, 2018.  During the quarter ended June 30, 2019, the Company had net charge-offs totaling $13,000 compared to net recoveries of $82,000 for the same period in 2018. Gross recoveries of previously charged off loan balances during the quarters ended June 30, 2019 and 2018 were $43,000 and $141,000, respectively. Gross charge-offs during the quarters ended June 30, 2019 and 2018 were $56,000 and $59,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $4,598,000 for the quarter ended June 30, 2019 compared to $2,686,000 for the same period ended June 30, 2018.  The $1,912,000 or 71.18% increase in non-interest income for the quarter ended June 30, 2019 was primarily due to recording a $2,377,000 increase in net realized gains on sales and calls of investment securities, a $47,000 increase in loan placement fees, a $14,000 increase in appreciation in cash surrender value of bank-owned life insurance, and a $4,000 increase in interchange fees, partially offset by $578,000 decrease on the net gain on the sale of the Company’s credit card portfolio and a $13,000 decrease in service charge income,

Customer service charges decreased $13,000 or 1.79% to $713,000 for the second quarter of 2019 compared to $726,000 for the same period in 2018, due primarily to a decrease in overdraft and chargeback fee income.  Other income increased $61,000 or 13.47% to $514,000 for the second quarter of 2019 compared to $453,000 for the same period in 2018.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $273,000 or 2.37% to $11,772,000 for the quarter ended June 30, 2019 compared to $11,499,000 for the same period in 2018. The net increase quarter over quarter was a result of increases of $383,000 in information technology expenses, increases in salaries and employee benefits of $79,000, increases in amortization of core deposit intangibles of $80,000, increases in data processing expenses of $31,000, increases in Internet banking of $24,000, increases in advertising expenses of $10,000, and increases in ATM/Debit card expenses of $10,000. The increases were partially offset by the decreases in occupancy and equipment of $125,000, decreases in operating losses of $114,000 decreases in professional fees of $83,000, and decreases in regulatory assessments of $26,000.

The Company’s efficiency ratio decreased to 63.64% for the second quarter of 2019 compared to 64.28% for the second quarter of 2018. The improvement in the efficiency ratio is due to the growth in revenues outpacing the growth in non-interest expense.

Salaries and employee benefits increased $79,000 or 1.16% to $6,912,000 for the second quarter of 2019 compared to $6,833,000 for the second quarter of 2018.  The increase in salaries and employee benefits for the second quarter of 2019 was attributed to a higher interest on deferred compensation plans. The number of full time equivalent (FTE) employees as of June 30, 2019, December 31, 2018 and June 30, 2018 was 281, 301, and 314, respectively. The salaries and employee benefits increase was attributed to higher profit sharing expense, restricted stock compensation expense, and 401K match expenses, offset by lower health insurance expense and lower loan origination costs.

Other non-interest expenses included decreases of $114,000 in operating losses, $57,000 in credit card processing expenses, $4,000 in personnel expenses, $25,000 in loan related expenses, $8,000 in stationary and supplies, $4,000 in appraisal fees, and $3,000 in donations, partially offset by an increase of $24,000 in risk management expense, $21,000 in armored courier expenses, $17,000 in amortization of software, $12,000 in education/training expenses, $7,000 in postage, $4,000 in check printing expense, as compared to the same period in 2018.

Provision for Income Taxes

The effective income tax rate was 28.15% for the second quarter of 2019 compared to 24.01% for the same period in 2018.  Provision for income taxes totaled $2,385,000 and $1,569,000 for the quarters ended June 30, 2019 and 2018, respectively.  The decrease in the effective tax rate was the result of a decrease in tax exempt interest.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2019 compared to December 31, 2018

Total assets were $1,613,227,000 as of June 30, 2019, compared to $1,537,836,000 at December 31, 2018, an increase of 4.90% or $75,391,000.  Total gross loans were $960,211,000 at June 30, 2019, compared to $918,695,000 at December 31, 2018, an increase of $41,516,000 or 4.52%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 4.30% or $20,553,000 to $498,485,000 at June 30, 2019 compared to $477,932,000 at December 31, 2018.  Total deposits increased 0.92% or $11,789,000 to $1,294,087,000 at June 30, 2019, compared to $1,282,298,000 at December 31, 2018.  Shareholders’ equity increased $11,942,000 or 5.43% to $231,680,000 at June 30, 2019, compared to $219,738,000 at December 31, 2018. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, and an increase in unrealized gains on available-for-sale securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities was $28,305,000 at June 30, 2019, compared to $20,645,000 at December 31, 2018, an increase of $7,660,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2019, investment securities with a fair value of $72,924,000, or 15.31% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at June 30, 2019 was 74.20% compared to 71.64% at December 31, 2018.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2018.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 4.30% or $20,553,000 to $498,485,000 at June 30, 2019, from $477,932,000 at December 31, 2018.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $6,740,000 at June 30, 2019, compared to a net unrealized loss of $6,257,000 at December 31, 2018.
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
Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2019 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2019 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the six months ended June 30, 2019. There were no OTTI losses recorded during the six months ended June 30, 2018.
At June 30, 2019, the Company held six U.S. Government agency securities of which none were in a loss position for less than 12 months and five had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.
At June 30, 2019, the Company held 28 obligations of states and political subdivision securities of which none were in a loss position. At June 30, 2019, the Company held two corporate debt securities of which none were in a loss position.

At June 30, 2019, the Company held 126 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 21 were in a loss position for less than 12 months and 17 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019.
At June 30, 2019, the Company had a total of 47 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $190,682,000 and a net unrealized gain of approximately $4,131,000.  Four of the PLMABS securities were in a loss position for less than 12 months and one has been in loss for more than 12 months at June 30, 2019. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2019. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $41,516,000 or 4.52% to $960,211,000 as of June 30, 2019, compared to $918,695,000 as of December 31, 2018.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	June 30, 2019	% of Total Loans	December 31, 2018	% of Total Loans
Commercial:
Commercial and industrial	$110,178	11.5%	$101,533	11.1%
Agricultural production	25,987	2.7%	7,998	0.9%
Total commercial	136,165	14.2%	109,531	12.0%
Real estate:
Owner occupied	195,626	20.4%	183,169	19.9%
Real estate construction and other land loans	102,927	10.7%	101,606	11.1%
Commercial real estate	302,026	31.5%	305,118	33.2%
Agricultural real estate	75,077	7.8%	76,884	8.4%
Other real estate	33,214	3.6%	32,799	3.6%
Total real estate	708,870	74.0%	699,576	76.2%
Consumer:
Equity loans and lines of credit	71,107	7.4%	69,958	7.6%
Consumer and installment	42,345	4.4%	38,038	4.2%
Total consumer	113,452	11.8%	107,996	11.8%
Net deferred origination costs	1,724		1,592
Total gross loans	960,211	100.0%	918,695	100.0%
Allowance for credit losses	(9,405)		(9,104)
Total loans	$950,806		$909,591

As of June 30, 2019, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 95.6% of total loans, of which 14.2% were commercial and 81.4% were real-estate-related.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 95.8% of total loans at December 31, 2018.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the six months or twelve months ended June 30, 2019 or December 31, 2018, respectively.
At June 30, 2019, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $168,792,000, of which $4,723,000 were commercial loans, $141,561,000 were real estate loans, and $22,508,000 were consumer loans. At December 31, 2018, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $189,719,000, of which $5,875,000 were commercial loans, $158,025,000 were real estate loans, and $25,819,000 were consumer loans.
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
At June 30, 2019, total nonperforming assets totaled $2,442,000, or 0.15% of total assets, compared to $2,740,000, or 0.18% of total assets at December 31, 2018.  Total nonperforming assets at June 30, 2019, included nonaccrual loans totaling $2,442,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2018 consisted of $2,740,000 in nonaccrual loans, no OREO, and no other repossessed assets. At June 30, 2019, we had one loans considered to be troubled debt restructurings (“TDRs”) included in nonaccrual loans totaling $115,000 compared to one TDR totaling $50,000 at December 31, 2018.
A summary of nonperforming loans at June 30, 2019 and December 31, 2018 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2019 or December 31, 2018.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	June 30, 2019	December 31, 2018
Nonaccrual loans:
Commercial and industrial	$244	$298
Owner occupied real estate	208	215
Real estate construction and other land loans	—	1,439
Commercial real estate	925	418
Equity loans and lines of credit	914	320
Consumer and installment	36	—
Troubled debt restructured loans (non-accruing):
Equity loans and lines of credit	115	50
Total nonaccrual	2,442	2,740
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$2,442	$2,740
Ratio of nonperforming loans to total loans	0.25%	0.30%
Ratio of allowance for credit losses to nonperforming loans	385.1%	332.3%
Loans considered to be impaired	$5,451	$5,909
Related allowance for credit losses on impaired loans	$84	$90

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2019 and December 31, 2018, we had impaired loans totaling $5,451,000 and $5,909,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The following table provides a reconciliation of the change in nonaccrual loans for the first six months of 2019.

(In thousands)	Balance, December 31, 2018	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, June 30, 2019
Nonaccrual loans:
Commercial and industrial	$298	$—	$(54)	$—	$—	$—	$244
Real estate	633	559	(59)	—	—	—	1,133
Real estate construction and other land loans	1,439	—	(1,439)	—	—	—	—
Agricultural real estate	—	—	—	—	—	—	—
Equity loans and lines of credit	198	937	(28)	—	(193)	—	914
Consumer	—	37	(1)	—	—	—	36
Restructured loans (non-accruing):
Equity loans and lines of credit	172	—	(9)	—	(48)	—	115
Total nonaccrual	$2,740	$1,533	$(1,590)	$—	$(241)	$—	$2,442

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at June 30, 2019 or December 31, 2018. The Company held no repossessed assets at June 30, 2019 or December 31, 2018.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2018
Balance, beginning of period	$9,104	$8,778	$8,778
(Reversal of) Provision for credit losses	275	50	50
Losses charged to allowance	(65)	(210)	(151)
Recoveries	91	486	243
Balance, end of period	$9,405	$9,104	$8,920
Allowance for credit losses to total loans at end of period	0.98%	0.99%	0.95%

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
As of June 30, 2019, the balance in the allowance for credit losses (ALLL) was $9,405,000 compared to $9,104,000 as of December 31, 2018.  The increase is attributed to the additional provision of $275,000 during the six months ended June 30, 2019.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $308,595,000 as of June 30, 2019, compared to $312,274,000 as of December 31, 2018.  At June 30, 2019 and December 31, 2018, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000 and $225,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Board of Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
As of June 30, 2019, the ALLL was 0.98% of total gross loans compared to 0.99% as of December 31, 2018.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $168,792,000 at June 30, 2019 and $189,719,000 at December 31, 2018. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.19% and 1.25% at June 30, 2019 and December 31, 2018, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.18% and 1.25%, respectively. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
The Company’s loan portfolio balances for the six months ended June 30, 2019 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of June 30, 2019. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2019		December 31, 2018		June 30, 2018
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,383	0.14%	$1,392	0.15%	$1,396	0.15%
Past due loans	1,987	0.21%	2,869	0.31%	1,840	0.20%
Nonaccrual loans	2,422	0.25%	2,740	0.30%	4,092	0.44%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2019, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2018 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the first six months of 2019.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at June 30, 2019 was $2,225,000, net of $1,527,000 in accumulated amortization expense.  The carrying value at December 31, 2018 was $2,572,000, net of $1,180,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of 2019.  Amortization expense recognized was $347,000 and $187,000 for the six months ended June 30, 2019 and June 30, 2018, respectively.

The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2019	$349
2020	696
2021	661
2022	453
2023	66
Thereafter	—
$2,225

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $11,789,000 or 0.92% to $1,294,087,000 as of June 30, 2019, compared to $1,282,298,000 as of December 31, 2018, primarily due to recurring seasonal patterns.  Interest-bearing deposits increased $4,446,000 or 0.61% to $736,087,000 as of June 30, 2019, compared to $731,641,000 as of December 31, 2018.  Non-interest bearing deposits increased $7,343,000 or 1.33% to $558,000,000 as of June 30, 2019, compared to $550,657,000 as of December 31, 2018.  Average non-interest bearing deposits to average total deposits was 42.28% for the six months ended June 30, 2019 compared to 40.42% for the same period in 2018.
The composition of the deposits and average interest rates paid at June 30, 2019 and December 31, 2018 is summarized in the table below.

(Dollars in thousands)	June 30, 2019	% of Total Deposits	Average Effective Rate	December 31, 2018	% of Total Deposits	Average Effective Rate
NOW accounts	$263,193	20.3%	0.19%	$252,439	19.7%	0.16%
MMA accounts	259,963	20.1%	0.22%	267,820	20.9%	0.15%
Time deposits	96,895	7.5%	0.63%	96,817	7.6%	0.25%
Savings deposits	116,036	9.0%	0.03%	114,565	8.9%	0.03%
Total interest-bearing	736,087	56.9%	0.23%	731,641	57.1%	0.15%
Non-interest bearing	558,000	43.1%		550,657	42.9%
Total deposits	$1,294,087	100.0%		$1,282,298	100.0%

Other Borrowings

As of June 30, 2019 the Company had $54,000,000 Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2018, the Company had $10,000,000 FHLB of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $231,680,000 at June 30, 2019, compared to $219,738,000 at December 31, 2018.  The increase from December 31, 2018 in shareholders’ equity is the result of an increase in retained earnings from net income of

$11,303,000, the exercise of stock options of $160,000, stock issued under the employee stock purchase plan of $131,000, the effect of share based compensation expense of $294,000, stock awarded to employees of $100,000, and an increase in accumulated other comprehensive income (AOCI) of $9,154,000, offset by common stock cash dividends of $2,874,000 and stock repurchase of $6,326,000.
On July 18, 2018, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock.  Under the program, the Company may repurchase up to $10 million of the Company’s outstanding shares of common stock, which represents approximately 3% of the Company’s outstanding shares of common stock, or approximately 465,766 shares based on the closing stock price of the Company’s common stock on June 30, 2019 of $21.47. The share repurchase program began on July 19, 2018 and will end on July 18, 2019.  The shares will be repurchased in open market transactions through brokers, subject to availability. As of June 30, 2019, 368,462 shares had been repurchased and retired under the program at an average price paid per share of $19.60.
On July 17, 2019, the Board of Directors of the Company approved the adoption of a new program to effect repurchases of the Company’s common stock.  Under this program, the Company may repurchase up to $10 million of the Company’s outstanding shares of common stock, which represents approximately 3% of the Company’s outstanding shares of common stock, or approximately 479,616 shares based on the closing stock price of the Company’s common stock on July 16, 2019 of $20.85. The share repurchase program began on July 22, 2019 and will end on July 17, 2020.  The shares will be repurchased in open market transactions through brokers, subject to availability.
During the first six months of 2019, the Company declared and paid $2,874,000 in cash dividends ($0.21 per common share) to holders of common stock. The Company declared and paid a total of $4,270,000 in cash dividends ($0.31 per common share) to holders of common stock during the year ended December 31, 2018.
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

The following table presents the Company’s regulatory capital ratios as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
March 31, 2019	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$174,323	11.43%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$169,323	14.72%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$174,323	15.16%	N/A	N/A
Total Risk-Based Capital Ratio	$183,978	16.00%	N/A	N/A

December 31, 2018
Tier 1 Leverage Ratio	$171,149	11.48%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$166,149	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$171,149	15.59%	N/A	N/A
Total Risk-Based Capital Ratio	$180,478	16.44%	N/A	N/A
(1) Effective August 30, 2018, the minimum regulatory requirements were eliminated for bank holding companies with less than $3 billion of assets.

The following table presents the Bank’s regulatory capital ratios as of June 30, 2019 and December 31, 2018.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$173,302	11.36%	$61,009	4.00%	$76,262	5.00%
Common Equity Tier 1 Ratio (CET 1)	$173,302	15.08%	$51,732	7.00%	$74,723	6.50%
Tier 1 Risk-Based Capital Ratio	$173,302	15.08%	$68,975	8.50%	$91,967	8.00%
Total Risk-Based Capital Ratio	$182,957	15.91%	$91,967	10.50%	$114,959	10.00%

December 31, 2018
Tier 1 Leverage Ratio	$168,770	11.32%	$59,639	4.00%	$74,549	5.00%
Common Equity Tier 1 Ratio (CET 1)	$168,770	15.38%	$49,388	6.38%	$71,338	6.50%
Tier 1 Risk-Based Capital Ratio	$168,770	15.38%	$65,850	7.88%	$87,800	8.00%
Total Risk-Based Capital Ratio	$178,099	16.23%	$87,800	9.88%	$109,750	10.00%
(1) The 2019 and 2018 minimum regulatory requirement threshold includes the capital conservation buffer of 2.50% and 1.875%, respectively.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2019, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of June 30, 2019, the rate was 4.20%.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2019, the Company had unpledged securities totaling $410,745,000 available as a secondary source of liquidity and total cash and cash equivalents of $48,603,000.  Cash and cash equivalents at June 30, 2019 increased 53.19% compared to $31,727,000 at December 31, 2018.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2019, our available borrowing capacity includes approximately $40,000,000 in unsecured credit lines with our correspondent banks, $245,911,000 in unused FHLB advances and a $433,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2019, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2019 and December 31, 2018:

Credit Lines (In thousands)	June 30, 2019	December 31, 2018
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$40,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$245,911	$286,934
Balance outstanding	$54,000	$10,000
Collateral pledged	$451,876	$448,083
Fair value of collateral	$403,471	$399,027
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$433	$4,364
Balance outstanding	$—	$—
Collateral pledged	$438	$4,498
Fair value of collateral	$441	$4,475

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the six months ended June 30, 2019 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2019 - 01/31/2019	46,281	$18.71	$46,281	$8,238
02/1/2019 - 02/28/2019	17,505	$19.69	17,505	$7,893
03/1/2019 - 03/31/2019	33,693	$19.60	33,693	7,232
04/1/2019 - 04/30/2019	23,262	$19.90	23,262	$6,769
05/1/2019 - 05/31/2019	145,199	$20.02	145,199	$3,861
06/1/2019 - 06/30/2019	54,660	$19.67	54,660	$2,784
Total	320,600	$19.70	320,600

(1) The Company approved a stock repurchase program effective July 18, 2018 with the intent to purchase up to $10,000,000 worth of the Company’s outstanding common stock, or approximately 470,810 shares. During the quarter ended June 30, 2019, the Company repurchased and retired a total of 320,600 shares at an approximate cost of $4,448,000. During the year ended December 31, 2018, the Company repurchased and retired a total of 47,862 shares at an approximate cost of $894,000. As adopted, the stock repurchase program will expire on July 18, 2019.
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

Central Valley Community Bancorp

Date: August 7, 2019	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: August 7, 2019	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description

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