Form 10-K
period 2019-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2020-03-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
[None]
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, no par value	CVCY	NASDAQ Capital Market
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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $245,088,000 based on the price at which the stock was last sold on June 30, 2019.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 2, 2020
	12,711,669	shares
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual Meeting of Shareholders to be held on May 20, 2020 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2019.

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
At December 31, 2019, the Bank was our only banking subsidiary.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  We serve nine contiguous counties in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2019, we had consolidated total assets of approximately $1,596,755,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
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
As of March 1, 2020, we had a total of 288 employees and 273 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 20 full-service banking offices in Cameron Park, Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also offers Internet banking.  Internet banking consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division in Fresno.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.31% in 2019 compared to 3.42% in 2018 based on FDIC deposit market share information published as of June 30, 2019. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2019 and 2018. We have a diversified loan portfolio. At December 31, 2019, we had total loans of $943,380,000.  Total commercial and industrial loans outstanding were $102,541,000, total agricultural land and production loans outstanding were $23,159,000, total real estate construction and other land loans outstanding were $73,718,000; total other real estate loans outstanding were $634,824,000, total equity loans and lines of credit were $64,841,000 and total consumer installment loans outstanding were $42,782,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
In addition to acquisitions, we have experienced organic growth by expanding our branch network. Opening new branches provides us with opportunities to expand our loan and deposit base; however, based on past experience, management expects these new offices may initially have a negative impact on earnings until the volume of business grows to cover fixed overhead expenses.  Management of the Bank analyzes its branch network on an ongoing basis to determine whether to open new branches or consolidate or eliminate existing branches in the future. In 2019, we consolidated two banking offices into branches currently serving the same communities - one in Fair Oaks and one in Rancho Cordova. The Bank opened a full-service branch in Gold River, California in June 2019. In 2018, we consolidated two banking offices into branches currently serving the same communities - one in Visalia and one in Folsom. The Bank also closed its Tracy banking office and sold the majority of the customer deposits in that office to another financial institution.
Since August of 1995 the Bank had been a party to an agreement with Investment Centers of America, pursuant to which Investment Centers of America provides Bank customers with access to investment services. In November 2017, the Bank ended its relationship with Investment Centers of America and entered into an agreement with Raymond James Financial Services, Inc. to provide Bank customers with access to investment services.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  Our deposits are attracted from individual and commercial customers.  A material portion of our deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a material adverse effect on our business. However, at December 31, 2019 approximately 82.0% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 13.5% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, El Dorado, Madera, Merced, Placer, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

Competition

The banking business in California generally, and our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area.  Among the advantages such major banks have over us is their ability to finance wide-ranging advertising campaigns and to allocate their investment assets, including loans, to regions of higher yield and demand.  Major banks offer certain services such as international banking and trust services which we do not offer directly but which we usually can offer indirectly through correspondent institutions.  To compete effectively, we rely substantially on local promotional activity, personal contacts by our officers, directors and employees, referrals by our shareholders, personalized service and our reputation in the communities we serve.
Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.31% in 2019 compared to 3.42% in 2018 based on FDIC deposit market share information published as of June 2019. In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2019 there were 132 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2019 there were 99 operating banking and credit union offices. In Tulare County, in addition to our three branches there were 52 operating banking and credit union offices in our primary service area. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2019 and 2018.  In Merced County, in addition to our one branch, as of June 30, 2019 there were 28 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2019 there were 210 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 85 operating banking and credit union offices in our primary service area. In El Dorado County, in addition to our one branch, there were 40 operating banking and credit union offices in our primary service area. In Placer County, in addition to our one branch, there were 93 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2019, the Bank’s legal lending limits to individual customers were $27,069,000 for unsecured loans and $45,116,000 for unsecured and secured loans combined.
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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, the California Department of Business Oversight (“DBO”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of banks, their holding companies and their affiliates. These laws are intended primarily for the protection of the FDIC’s Deposit Insurance Fund and bank customers rather than shareholders. Federal and state laws, and the related regulations of the bank regulatory agencies, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire other financial institutions, dealings with insiders and affiliates, and the payment of dividends.
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

BANK HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and is subject to the supervision and examination of the Federal Reserve.  Pursuant to the BHC Act, we are required to obtain the prior approval of the Federal Reserve before we may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than five percent of such bank.

Under the BHC Act, we may not engage in any business other than managing or controlling banks or furnishing services to our subsidiaries that the Federal Reserve deems to be so closely related to banking as to be a proper incident to banking.  Bank holding companies that qualify and elect to be treated as “financial holding companies” may engage in a broad range of additional activities that are (i) financial in nature or incidental to such financial activities or (ii) complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. These activities include securities underwriting and dealing, insurance underwriting and making merchant banking investments. We have not elected to be treated as a financial holding company and currently have no plans to make a financial holding company election.
We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company unless the company is engaged in banking activities or the Federal Reserve determines that the activity is so closely related to banking to be a proper incident to banking.  The Federal Reserve’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.
The BHC Act and the Federal Reserve regulations also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.
Our earnings and activities are affected by legislation, by actions of regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdictions, in which both the Company and the Bank conduct business.  For example, these include limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to its shareholders.  It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.  Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval.  In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice.  Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.
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
The Federal Reserve has cease and desist powers over parent bank holding companies and non-banking subsidiaries where actions of a parent bank holding company or its non-financial institution subsidiaries represent an unsafe or unsound practice or violation of law.  The Federal Reserve has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.
We are also a bank holding company within the meaning of Section 3700 of the California Financial Code.  As such, we and our subsidiaries are subject to examination by the California Department of Business Oversight (DBO).
Further, we are required by the Federal Reserve to maintain certain capital levels.  See “Capital Standards.”

REGULATION OF THE BANK

Banks are extensively regulated under both federal and state law.  The Bank, as a California state-chartered bank, is subject to primary supervision, regulation and periodic examination by the DBO and the FDIC.  The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain Federal Reserve regulations.
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
On Aug. 28, 2018, the Federal Reserve issued an interim final rule, “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement and Related Regulations; Changes to Reporting Requirements,” as required by the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”). The rule expands the applicability of its small-bank holding company policy statement from $1 billion to $3 billion total consolidated assets. The policy statement exempts holding companies with total consolidated assets of less than $3 billion that meet certain qualitative requirements from consolidated capital requirements.
In 2018, banking organizations were required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. As phased-in on January 1, 2019, the Bank is required to meet minimum Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).
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

As of December 31, 2019, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.
On September 17, 2019, the federal bank regulatory agencies adopted a final rule implementing Section 201 of the EGRRCPA that provides for an optional simplified measure of capital adequacy. The final rule provides certain community banking organizations the ability to opt into a new community bank leverage ratio (“CBLR”) intended to simplify regulatory capital requirements. Under the final rule, community banking organizations with less than $10 billion in total consolidated assets may elect the new community banking leverage framework if they have a CBLR of greater than 9 percent, and hold 25 percent or less of assets in off-balance sheet exposures and 5 percent or less of assets in trading assets and liabilities. The CBLR is determined by dividing a banking organization’s tangible equity capital by its average total consolidated assets. Upon opt into the community banking leverage framework, a qualifying community banking organization would not be subject to other risk-based and capital leverage requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. Opting into the community banking leverage framework could greatly ease the process of determining the Company and the Bank’s capital requirements starting on January 1, 2020, when the final rule became effective.

BANK SECRECY ACT/ANTI-MONEY LAUNDERING REGULATIONS

The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 is commonly referred to as the Bank Secrecy Act (“BSA”), which has been frequently updated. The purpose of BSA is to require financial institutions to maintain certain records and file certain reports that have a high degree of usefulness in criminal, tax and regulatory investigations or proceedings and to implement an anti-money laundering program. BSA was amended under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and identifying customers when establishing new relationships and standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The Customer Due Diligence (“CDD”) final rule, which was effective in 2018, also amended the BSA regulation. The CDD rule aims to improve financial transparency and prevent criminals and terrorists from misusing companies to disguise their illicit activities and launder their ill-gotten gains. The Bank has extensive controls in place to comply with these requirements.

OFFICE OF FOREIGN ASSETS CONTROL

The Office of Foreign Assets Control (“OFAC”) , is a financial intelligence and enforcement agency of the U.S. Treasury Department. It administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes. The OFAC regulations require financial institutions to block or reject payments, transfers, withdrawals or other dealings with respect to accounts and assets of countries that are identified by the president as being a threat to national security. This may also include dealings with accounts and assets of nationals of a sanctioned country and with other specially designated individuals (such as designated narcotics traffickers). Financial institutions are also required to report all blocked transactions to OFAC within 10 business days of the occurrence. The Bank has extensive controls in place to comply with these requirements.
.

PRIVACY AND DATA SECURITY

The Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy and disclosure of non-public personal information. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. In addition, the California Financial Information Privacy Act (“CFIPA”) also requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The CFIPA allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.
The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank has adopted a customer information security program to comply with such requirements.
State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, including California where we conduct substantially all our banking business, have adopted laws and/or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located and evaluate their impact on the Bank.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

COMMUNITY REINVESTMENT ACT

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
The Truth in Lending Act (TILA) is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably.  As a result of TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.
The Fair Housing Act (FHA) regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.  A number of lending practices have been found by the courts to be, or may be considered, illegal under the FHA, including some that are not specifically mentioned in the FHA itself.
The Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods. It seeks to provide public information showing whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located.  HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
Finally, the Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements.  RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.  Penalties under the above laws may include fines, reimbursements and other civil money penalties.
Due to heightened regulatory concern related to compliance with the consumer protection laws, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

CONSUMER FINANCIAL PROTECTION BUREAU

Dodd-Frank created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the

Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
The consumer protection provisions of Dodd-Frank and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices. The review of products and practices to prevent such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, Dodd-Frank provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties. Dodd-Frank does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations.

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
The Bank is subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by Dodd-Frank. However, financial institutions like the Bank with assets of less than $10 billion are exempted from the cost of this increase. The restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends when the DRR reaches 1.5% or greater. On September 30, 2018, the DIF reached 1.36%. Because the reserve ratio has exceeded 1.35%, two deposit insurance assessment changes occurred under the FDIC regulations: 1) surcharges on large banks (total consolidated assets of $10 billion or more) ended, with the last surcharge on large banks being collected on December 28, 2018, and 2) small banks (total consolidated assets of less than $10 billion) were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, to be applied when the reserve ratio is at least 1.38%. In September 2019, the FDIC announced that the DIF reserve ratio had reached 1.38%, triggering the distribution of assessment credits for community banks with assets under $10 billion. The DIF credits are being applied each quarter that the reserve ratio is at least 1.35%.
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

Many aspects of Dodd-Frank are subject to continued rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, Dodd-Frank’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. In May 2018, EGRRCPA repealed or modified certain provisions of Dodd-Frank and provided regulatory relief for certain smaller financial institutions. We will continue to evaluate the effect of Dodd-Frank as it may be amended from time to time. In many respects, however, the ultimate impact of Dodd-Frank will not be fully known for years, and no current assurance may be given that Dodd-Frank, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2019 may be obtained without charge upon written request to David A. Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.
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
The Bank conducts banking operation principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our financial performance, results of operations and cash flows. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.
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
In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the Coronavirus epidemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. These conditions could have an adverse affect on our customers, especially in the agricultural and agricultural related businesses, which in turn could affect our business in a similar fashion as noted above. As an example, these conditions could significantly reduce the demand for our customer’s products or reduce productivity causing loss of income for our customer, potentially leading the customer to default on our loan.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.
The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, such as coronavirus, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

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
At December 31, 2019, $773 million, or 82.00% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.
In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at one or more properties. The costs associated with investigation or remediation activities could be substantial. In addition, while there are certain statutory protections afforded lenders who take title to property through foreclosure on a loan, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

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

Agribusiness lending presents unique credit risks.
As of December 31, 2019, approximately 2.6% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and adversely affect our business, financial condition and results of operations.

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
At December 31, 2019, our non-performing loans and leases were 0.18% of total loans and leases compared to 0.30% at December 31, 2018, and 0.32% at December 31, 2017, and our non-performing assets (which include foreclosed real estate) were 0.11% of total assets compared to 0.18% at December 31, 2018.  The allowance for credit losses as a percentage of non-performing loans and leases was 539.28% as of December 31, 2019 compared to 332.26% at December 31, 2018.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not adversely affect our profitability.

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
Our asset/liability management strategy is designed to address the risk from changes in market interest rates and the shape of the yield curve. However, this strategy may not prevent changes in interest rates from having a material adverse effect on our results of operations and financial condition. Our mix of assets has been a balance of loans and securities. The nature of these securities is subject to changes in market interest rates which may impact the value of these assets.
Additionally, increasing levels of competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Overnight Fed Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest earning assets increases.
When interest rates decline, borrowers tend to refinance higher, fixed-rate loans to lower rates, prepaying their existing loans. Under those circumstances we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the market rates, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, results of operations and financial condition as our net interest income (including the net interest spread and margin) may be negatively impacted.

We may be adversely impacted by the transition from LIBOR as a reference rate.
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.
We have a limited number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create additional costs and risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition could change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design, and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have an adverse effect on our business, financial condition, and results of operations.

As a result of the Dodd-Frank Act and other regulations, we are subject to more stringent capital requirements.
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
We face vigorous competition from banks and other financial institutions, including finance companies and credit unions.  A number of these banks and other financial institutions have substantially greater resources and lending limits, larger branch systems and a wider array of banking services.  To a limited extent, we also compete with other providers of financial services, such as money market mutual funds, brokerage firms, consumer finance companies, insurance companies, and fintech companies.  This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our results of operations and financial condition.  Additionally, we face competition primarily from other banks in attracting, developing and retaining qualified banking professionals.
Whenever new banks open in our service areas, we see price competition from these new banks, as they work to establish their markets.  The existence of competitors, large and small, is a normal and expected part of our operations, but in responding to the particular short-term impact on business of new entrants to the marketplace, we could see a negative impact on revenue and income.  Moreover, these near term impacts could be accentuated by the seasonal impact on revenue and income generated by the borrowing and deposit habits of the agricultural community that comprises a significant component of our customer base.

Technology is continually changing and we must effectively implement new technologies.
Our future growth prospects will be highly dependent on our ability to implement changes in technology that affect the delivery of banking services such as the increased demand for computer or mobile access to bank accounts and the availability to perform banking transactions electronically.  Our ability to compete will depend upon our ability to continue to adapt technology on a timely and cost-effective basis to meet such demands.  In addition, our business and operations could be susceptible to adverse effects from computer failures, communication and energy disruption, and activities such as fraud of unethical individuals with the technological ability to cause disruptions or failures of our data processing system.

If our information systems were to experience a system failure, our business and reputation could suffer.
We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, and network infrastructure from physical damage due to fire, power loss, telecommunications failure, or a similar catastrophic event. We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems, and will continue to upgrade our security technology and update procedures to help prevent such events. However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

The occurrence of fraudulent activity, breaches or failures of our information security controls or cybersecurity-related incidents could have a material adverse effect on our business, financial condition and results of operations.
As a financial institution we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, on-line banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches which increase their risks of identity theft, credit card fraud, and other fraudulent activity that could involve their accounts with us.

Information pertaining to us and our customers is maintained and transactions are executed on the networks and systems of ours, our customers, and certain of our third party partners, such as our online banking or core systems. The secure maintenance and transmission of confidential information as well as execution of transactions over these systems are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions as well as the technology used by our customers to access our systems. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our business, financial condition and results of operations.
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

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes we use to estimate our inherent loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.
In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for credit loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for the Bank for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions, and reasonable forecasts to estimate the expected loss over the life of the loan. Management established a task force to begin the implementation process. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. The Bank will likely be required to increase its allowance for credit losses as a result of the implementation of CECL. An increase in the allowance would increase the provision for credit losses, decreasing net income and retained earnings.

We have a significant deferred tax asset and cannot assure that it will be fully realized.
Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2019, we had a net deferred tax asset of $8.74 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock.  Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2019, we held stock in the FHLB totaling $6,062,000 as compared to our minimum required stock holding of $5,271,000.  The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards.  To date, the FHLB has not discontinued the distribution of dividends on its shares.  However, there can be no assurance the FHLB’s dividend-paying practices will continue.  As of December 31, 2019, we did not recognize an impairment charge related to our FHLB stock holdings.  There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.
At December 31, 2019, we had approximately $53,777,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, Sierra Vista Bank in October 2016, and Folsom Lake Bank in October 2017.  In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists.  Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

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
We have initiated internal asset growth programs, completed various acquisitions and opened additional offices in prior years.  We may not be able to sustain our historical rate of asset growth or may not even be able to grow at all.  We may not be able to obtain the financing necessary to fund additional asset growth and may not be able to find suitable candidates for acquisition.  Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices.  Further, our inability to attract and retain experienced bankers may adversely affect our internal asset growth.  A significant decrease in our historical rate of asset growth may adversely impact our results of operations and financial condition.

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
We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, Bank, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

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

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures, and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition and results of operations.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.
At times, the stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength.  As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur.  This may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.  The low trading volume in our common shares on the NASDAQ Capital Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.
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

An investment in our common stock is not an insured deposit.
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.
Various provisions of our articles of incorporation and by-laws and certain other actions we have taken could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, regulatory approval and/or appropriate regulatory filings may be required from either or all the Federal Reserve, the FDIC, and the DBO prior to any person or entity acquiring “control” (as defined in the applicable regulations) of a state non-member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

The Company is a holding company and depends on the Bank for dividends, distributions, and other payments
The Company is a legal entity separate and distinct from the Bank. The Company’s principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. The Company’s ability to pay dividends to its stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Federal and state law imposes limits on the ability of the Bank to pay dividends and make other distributions and payments. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to the Company, the Company will be unable to pay dividends to its stockholders.

ITEM 1B -	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 -	DESCRIPTION OF PROPERTY

The Company owns the property on which full-service branch offices are situated at the following California locations: the Clovis Main office in Clovis, the Foothill office in Prather, the Modesto office, the Kerman office, the Floral office in Visalia, and the Exeter office.
All other property is leased by the Company, including the principal executive offices in Fresno, which houses the Company’s corporate offices, comprised of various departments, including accounting, information services, human resources, real estate department, loan servicing, credit administration, branch support operations, and compliance.
The Company continually evaluates the suitability and adequacy of the Company’s offices and has a program of relocating or remodeling them as necessary to be efficient and attractive facilities.  Management believes that its existing facilities are adequate for its present purposes.
Properties owned by the Bank are held without loans or encumbrances.  All of the property leased is leased directly from independent parties.  Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company.  See Note 10 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY.  As of March 2, 2020, we had approximately 969 shareholders of record.
The following table shows the high and low sales prices for the common stock for each quarter as reported by The NASDAQ Stock Market and cash dividend payment for each quarter presented.

Common Stock Prices and Dividends

	Quarter 1 2018	Quarter 2 2018	Quarter 3 2018	Quarter 4 2018	Quarter 1 2019	Quarter 2 2019	Quarter 3 2019	Quarter 4 2019
High	$21.70	$22.34	$22.14	$21.89	$20.35	$21.48	$21.75	$22.15
Low	$18.05	$19.02	$20.82	$15.66	$18.10	$19.08	$18.97	$19.24
Dividends per share	$0.07	$0.07	$0.08	$0.09	$0.10	$0.11	$0.11	$0.11

We paid common share cash dividends of $0.43 and $0.31 per share in 2019 and 2018, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 15 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors on a quarterly basis. It is Federal Reserve policy that bank holding companies generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. It is also Federal Reserve policy that bank holding companies not maintain dividend levels that undermine the holding company’s ability to be a source of strength to its banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the federal Prompt Corrective Action regulations, the Federal Reserve or the FDIC may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as undercapitalized.

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
ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the year ended December 31, 2019 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2) (3)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2019 - 01/31/2019	46,281	$18.71	$46,281	$8,238
02/1/2019 - 02/28/2019	17,505	$19.69	17,505	$7,893
03/1/2019 - 03/31/2019	33,693	$19.60	33,693	$7,232
04/1/2019 - 04/30/2019	23,262	$19.90	23,262	$6,769
05/1/2019 - 05/31/2019	145,199	$20.02	145,199	$3,861
06/1/2019 - 06/30/2019	54,660	$19.67	54,660	$2,784
07/1/2019 - 07/31/2019	40,310	$20.88	40,310	$9,501
08/1/2019 - 08/31/2019	71,928	$20.01	71,928	$8,060
09/1/2019 - 09/30/2019	76,145	$20.83	76,145	$6,471
10/1/2019 - 10/31/2019	104,271	$20.39	104,271	$4,341
11/1/2019 - 11/30/2019	80,400	$20.94	80,400	$2,655
12/1/2019 - 12/31/2019	75,100	$21.33	75,100	$1,052
Total	768,754	$20.29	768,754

(1) The Company approved a stock repurchase program effective July 18, 2018 with the intent to purchase up to $10,000,000 worth of the Company’s outstanding common stock, or approximately 470,810 shares. During the twelve months ended December 31, 2019, the Company repurchased and retired a total of 337,310 shares at an approximate cost of $6,672,000. During the year ended December 31, 2018, the Company repurchased and retired a total of 47,862 shares at an approximate cost of $894,000. As adopted, the stock repurchase program expired on July 18, 2019.
(2) The Company approved a stock repurchase program effective July 17, 2019 with the intent to purchase up to $10,000,000 worth of the Company’s outstanding common stock, or approximately 479,616 shares. During the year ended December 31, 2019, the Company repurchased and retired a total of 431,444 shares at an approximate cost of $8,948,000. As adopted, the stock repurchase program will expire upon the earlier to occur of July 17, 2020, and the date on which the aggregate cost of shares repurchased totals $10,000,000.
(3) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2019, regarding equity based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	121,120	(1)	$8.73	788,116	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	121,120		$8.73	788,116
(1)    Under the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan) and the Central Valley Community Bancorp 2005 Omnibus Incentive Plan (2005 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). See Note 15in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.
At December 31, 2019, there were 45,160 shares of restricted common stock issued and outstanding. no options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2019 and 2018 from any of the Company’s stock based compensation plans. During the year ended December 31, 2019, 25,420 shares of restricted common stock were granted under the 2015 Plan, and 22,204 shares of restricted common stock were granted during the year ended December 31, 2018.

ITEM 6 -	SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per-share amounts)	2019	2018	2017	2016	2015
Statements of Income
Total interest income	$66,331	$64,187	$57,376	$46,676	$41,822
Total interest expense	2,559	1,484	1,137	1,096	1,047
Net interest income before provision for credit losses	63,772	62,703	56,239	45,580	40,775
Provision for (reversal of) credit losses	1,025	50	(1,150)	(5,850)	600
Net interest income after provision for credit losses	62,747	62,653	57,389	51,430	40,175
Non-interest income	13,305	10,324	10,836	9,591	9,387
Non-interest expenses	46,100	45,068	44,406	38,922	36,016
Income before provision for income taxes	29,952	27,909	23,819	22,099	13,546
Provision for income taxes	8,509	6,620	9,793	6,917	2,582
Net income	$21,443	$21,289	$14,026	$15,182	$10,964
Basic earnings per share	$1.60	$1.55	$1.12	$1.34	$1.00
Diluted earnings per share	$1.59	$1.54	$1.10	$1.33	$1.00
Cash dividends declared per common share	$0.43	$0.31	$0.24	$0.24	$0.18

	December 31,
(In thousands)	2019	2018	2017	2016	2015
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$506,597	$477,932	$604,801	$558,132	$580,544
Net loans	934,250	909,591	891,901	747,302	588,501
Total deposits	1,333,285	1,282,298	1,425,687	1,255,979	1,116,267
Total assets	1,596,755	1,537,836	1,661,655	1,443,323	1,276,736
Shareholders’ equity	228,128	219,738	209,559	164,033	139,323
Earning assets	1,450,347	1,406,987	1,505,436	1,319,065	1,173,591
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$494,455	$526,606	$568,426	$560,860	$529,046
Net loans	921,546	903,204	784,085	636,475	577,784
Total deposits	1,295,780	1,333,754	1,284,305	1,144,231	1,065,798
Total assets	1,574,089	1,577,410	1,491,696	1,321,007	1,222,526
Shareholders’ equity	228,352	211,324	182,507	154,325	135,062
Earning assets	1,423,015	1,435,025	1,358,930	1,205,142	1,112,758

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

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley and the Greater Sacramento Region; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline in quality of the Company’s earning assets; (7) a decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses; (13) political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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
During 2019, we focused on asset quality and capital adequacy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2019, the Bank operated 20 full-service offices. Additionally, the Bank maintains a Commercial Real Estate Division, an Agribusiness Center and a SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

Over the last several years the economy, as evidenced by the California, Central Valley, and Greater Sacrament Region unemployment rates, and housing prices have shown slow but steady improvement.  Housing in the Central Valley continues to be relatively more affordable than the major metropolitan areas in California.
Agriculture and agricultural-related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices, currency exchanges, and demand. From time to time, California experiences severe droughts or adverse weather issues, which could significantly harm the business of our customers and the credit quality of the loans to those customers. We closely monitor the water resources and the related issues affecting our customers, and will remain vigilant for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.
An additional negative affect on the agricultural industry is the “Tariff War”, especially with China. The increased tariffs on agricultural products by China has an adverse effect on demand potentially causing financial difficulty for farmers. We are closely monitoring how the agricultural industry is adapting through developing new markets for their products.
In December 2019, a novel strain of Coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a "Public Health Emergency of International Concern." The coronavirus outbreak is disrupting supply chains and affecting production and sales across a range of industries.  The extent of the impact of the Coronavirus on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which the Coronavirus may impact our financial condition or results of operations is uncertain.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2019 was $1.59 compared to $1.54 and $1.10 for the years ended December 31, 2018 and 2017, respectively.  Net income for 2019 was $21,443,000 compared to $21,289,000 and $14,026,000 for the years ended December 31, 2018 and 2017, respectively.  The increase in net income and EPS was primarily driven by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expense, an increase in the provision for credit losses, and an increase in the provision for income taxes in 2019 compared to 2018. Total assets at December 31, 2019 were $1,596,755,000 compared to $1,537,836,000 at December 31, 2018.
Return on average equity for 2019 was 9.39% compared to 10.07% and 7.69% for 2018 and 2017, respectively.  Return on average assets for 2019 was 1.36% compared to 1.35% and 0.94% for 2018 and 2017, respectively.  Total equity was $228,128,000 at December 31, 2019 compared to $219,738,000 at December 31, 2018.  The increase in equity in 2019 compared to 2018 was primarily driven by the retention of earnings, net of dividends paid, and an increase in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI).
Average total loans increased $18,755,000 or 2.06% to $930,883,000 in 2019 compared to $912,128,000 in 2018.  In 2019, we recorded a provision for credit losses of $1,025,000 compared to a provision of $50,000 in 2018 and a reverse provision of $1,150,000 in 2017.  The Company had nonperforming assets consisting of $1,693,000 in nonaccrual loans at December 31, 2019.  At December 31, 2018, nonperforming assets totaled $2,740,000.  Net loan loss charge-offs for 2019 were $999,000 compared to net loan loss recoveries in the amount of $276,000 for 2018 and $602,000 for 2017.  Refer to “Asset Quality” below for further information.

Dividend Declared

The Company declared a $0.11 per common share cash dividend, payable on February 21, 2020 to shareholders of record on February 7, 2020.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 9.39% for the year ended 2019 compared to 10.07% and 7.69% for the years ended 2018 and 2017, respectively.
Our net income for the year ended December 31, 2019 increased $154,000 compared to 2018 and increased $7,263,000 in 2018 compared to 2017.  Contributing to the increase during 2019 was an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expense, an increase in the provision for credit losses, and an increase in the provision for income taxes. During 2018, net income compared to 2017 was positively impacted by the decrease in tax expense.  During 2017 net income was negatively impacted by the re-measurement of our deferred tax asset and corresponding increase in tax expense.
Net interest income increased primarily because of increases in loan and investment income, partially offset by increases in interest expense on deposits. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $989,000 and $1,158,000 for the year ended December 31, 2019 and 2018, respectively. For 2019, our net interest margin (NIM) increased seven basis points to 4.51% compared to 2018 as a result of yield changes and asset mix changes. The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in the effective yield on interest-earning deposits in other banks and Federal Funds sold, the increase in the effective yield on average investment securities, and the increase in the yield on the Company’s loan portfolio. Net interest income during 2019 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $1,156,000. The recovery was partially offset by reversal of approximately $377,000 in interest income on loans placed on nonaccrual during the year. Net interest income during 2018 was positively impacted by the collection of nonaccrual loans which resulted in a net recovery of interest income of approximately $720,000. The recovery in 2018 was partially offset by reversal of approximately $222,000 in interest income on loans placed on nonaccrual during the year.
Non-interest income increased 28.87% in 2019 compared to 2018 primarily due to a $3,885,000 increase in net realized gains on sales and calls of investment securities and an increase in loan placement fees of $270,000, partially offset by decrease in gain on sale of credit card portfolio of $462,000, a decrease in service charge income of $230,000, a decrease of $364,000 in other income, and a $135,000 decrease in Federal Home Loan Bank dividends.
Non-interest expenses increased $1,032,000 or 2.29% to $46,100,000 in 2019 compared to $45,068,000 in 2018. The net increase year over year was attributable to increases in information technology of $1,498,000, salaries and employee benefits of $433,000, directors’ expenses of $245,000, amortization of core deposit intangibles of $240,000, and telephone expenses of $125,000, partially offset by a decrease in occupancy and equipment expenses of $533,000, a decrease of $368,000 in regulatory assessments, a decrease in operating losses of $350,000, a decrease in acquisition and integration expenses of $217,000, a decrease of $170,000 in professional services ,and a decrease of $109,000 in data processing expenses, in 2019 compared to 2018. The Company recorded an income tax provision of $8,509,000 for the year ended December 31, 2019, compared to $6,620,000 for the year ended December 31, 2018, and $9,793,000 for the year ended December 31, 2017. The Company recognized additional tax expense in 2017 in the amount of $3,535,000 related to a tax law change enacted in 2017. Basic EPS was $1.60 for 2019 compared to $1.55 and $1.12 for 2018 and 2017, respectively.  Diluted EPS was $1.59 for 2019 compared to $1.54 and $1.10 for 2018 and 2017, respectively.  The increase in EPS for 2019 is primarily due to the increase in net income.

Return on Average Assets

Our return on average assets (ROA) is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2019 was 1.36% compared to 1.35% and 0.94% for the years ended December 31, 2018 and 2017, respectively.  The 2019 increase in ROA is primarily due to the increase in net income.  Annualized ROA for our peer group was 1.37% at December 31, 2019.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin by focusing on core deposits and managing our cost of funds.  Our net interest margin (fully tax equivalent basis) was 4.51% for the year ended December 31, 2019, compared to 4.44% and 4.40% for the years ended December 31, 2018 and 2017, respectively.  The increase in 2019 net interest margin compared to 2018, resulted from the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, the increase in the effective yield on average investment securities, and the increase in the yield on the Company’s loan portfolio.  The effective tax equivalent yield on total earning assets increased 15 basis points, while the cost of total interest-bearing liabilities increased 15 basis points to 0.34% for the year ended December 31, 2019. Our cost of total deposits in 2019 and 2018 was 0.15% and 0.09%, respectively, compared to

0.08% for the same period in 2017. Our net interest income before provision for credit losses increased $1,069,000 or 1.70% to $63,772,000 for the year ended 2019 compared to $62,703,000 and $56,239,000 for the years ended 2018 and 2017, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2019 increased $2,981,000 or 28.87% to $13,305,000 compared to $10,324,000 in 2018 and $10,836,000 in 2017.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, and loan placement fees, partially offset by a decrease in service charge income, a net gain on the sale of the Company’s credit card portfolio, interchange fees, and Federal Home Loan Bank dividends compared to 2018.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $1,693,000 and $2,740,000 at December 31, 2019 and 2018, respectively.  Nonperforming assets totaled 0.18% of gross loans as of December 31, 2019 and 0.30% of gross loans as of December 31, 2018. Nonperforming loans were $1,693,000 and $2,740,000 at December 31, 2019 and 2018, respectively.  The Company had no other real estate owned at December 31, 2019, or December 31, 2018. No foreclosed assets were recorded at December 31, 2019 or December 31, 2018. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.18% as of December 31, 2019 and 0.30% as of December 31, 2018. The allowance for credit losses as a percentage of outstanding loan balance was 0.97% as of December 31, 2019 and 0.99% as of December 31, 2018. The ratio of net (charge-offs) recoveries to average loans was (0.11)% as of December 31, 2019 and 0.03% as of December 31, 2018.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 3.83% during 2019 to $1,596,755,000 as of December 31, 2019 from $1,537,836,000 as of December 31, 2018.  Total gross loans increased 2.69% to $943,380,000 as of December 31, 2019, compared to $918,695,000 at December 31, 2018.  Total investment securities increased 1.50% to $478,218,000 as of December 31, 2019 compared to $471,159,000 as of December 31, 2018.  Total deposits increased 3.98% to $1,333,285,000 as of December 31, 2019 compared to $1,282,298,000 as of December 31, 2018.  Our loan to deposit ratio at December 31, 2019 was 70.76% compared to 71.64% at December 31, 2018.  The loan to deposit ratio of our peers was 82.00% at December 31, 2019. Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Capital Adequacy

At December 31, 2019, we had a total capital to risk-weighted assets ratio of 15.79%, a Tier 1 risk-based capital ratio of 14.98%, common equity Tier 1 ratio of 14.55%, and a leverage ratio of 11.38%.  At December 31, 2018, we had a total capital to risk-weighted assets ratio of 16.44%, a Tier 1 risk-based capital ratio of 15.59%, common equity Tier 1 ratio of 15.13%, and a leverage ratio of 11.48%.  At December 31, 2019, on a stand-alone basis, the Bank had a total risk-based capital ratio of 15.66%, a Tier 1 risk based capital ratio of 14.85%, common equity Tier 1 ratio of 14.85%, and a leverage ratio of 11.27%.  At December 31, 2018, the Bank had a total risk-based capital ratio of 16.23%, Tier 1 risk-based capital of 15.38% and a leverage ratio of 11.32%.  Note 14 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of January 1, 2015, bank holding companies with consolidated assets of $1 billion or more ($3 Billion or more effective August 30, 2018) and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of December 31, 2019, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2019.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 62.77% for 2019 compared to 61.23% for 2018 and 62.03% for 2017.  The slight increase in the efficiency ratios in 2019 and 2018 was due to the growth in non-interest expense outpacing the growth in non-interest income. The Company’s net interest income before provision for credit losses plus non-interest income increased 5.55% to $77,077,000 in 2019 compared to $73,027,000 in 2018 and $67,075,000 in 2017, while operating expenses increased 2.29% in 2019, 1.49% in 2018, and 14.09% in 2017.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $70,000,000 and secured borrowing lines of approximately $304,987,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $530,792,000 or 33.24% of total assets at December 31, 2019 and $502,886,000 or 32.70% of total assets as of December 31, 2018.

RESULTS OF OPERATIONS

Net Income

Net income was $21,443,000 in 2019 compared to $21,289,000 and $14,026,000 in 2018 and 2017, respectively.  Basic earnings per share was $1.60, $1.55, and $1.12 for 2019, 2018, and 2017, respectively.  Diluted earnings per share was $1.59, $1.54, and $1.10 for 2019, 2018, and 2017, respectively.  ROE was 9.39% for 2019 compared to 10.07% for 2018 and 7.69% for 2017.  ROA for 2019 was 1.36% compared to 1.35% for 2018 and 0.94% for 2017.
The increase in net income for 2019 compared to 2018 was primarily due to an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expense, an increase in the provision for credit losses, and an increase in the provision for income taxes. The increase in net income for 2018 compared to 2017 was primarily due to a decrease in provision for income taxes and an increase in net interest income, partially offset by an increase in the provision for credit losses, an increase in noninterest expense and a decrease in non-interest income.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$17,893	$375	2.10%	$24,095	$460	1.91%	$36,744	$424	1.15%
Securities
Taxable securities	438,042	13,197	3.01%	391,549	10,254	2.62%	310,876	6,526	2.10%
Non-taxable securities (1)	38,520	1,639	4.25%	110,962	4,478	4.04%	220,806	10,443	4.73%
Total investment securities	476,562	14,836	3.11%	502,511	14,732	2.93%	531,682	16,969	3.19%
Total securities and interest-earning deposits	494,455	15,211	3.08%	526,606	15,192	2.88%	568,426	17,393	3.06%
Loans (2) (3)	928,560	51,464	5.54%	908,419	49,936	5.50%	790,504	43,534	5.51%
Total interest-earning assets	1,423,015	$66,675	4.69%	1,435,025	$65,128	4.54%	1,358,930	$60,927	4.48%
Allowance for credit losses	(9,337)			(8,924)			(9,258)
Nonaccrual loans	2,323			3,709			2,839
Cash and due from banks	25,726			27,199			24,989
Bank premises and equipment	7,983			9,148			9,310
Other assets	124,379			111,253			104,886
Total average assets	$1,574,089			$1,577,410			$1,491,696
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$370,378	$566	0.15%	$383,667	$451	0.12%	$382,071	$350	0.09%
Money market accounts	270,918	656	0.24%	285,568	419	0.15%	264,581	211	0.08%
Time certificates of deposit	97,136	706	0.73%	111,214	283	0.25%	137,666	408	0.30%
Total interest-bearing deposits	738,432	1,928	0.26%	780,449	1,153	0.15%	784,318	969	0.12%
Other borrowed funds	21,943	631	2.88%	12,180	331	2.72%	6,930	168	2.42%
Total interest-bearing liabilities	760,375	$2,559	0.34%	792,629	$1,484	0.19%	791,248	$1,137	0.14%
Non-interest bearing demand deposits	557,348			553,305			499,987
Other liabilities	28,014			20,152			17,954
Shareholders’ equity	228,352			211,324			182,507
Total average liabilities and shareholders’ equity	$1,574,089			$1,577,410			$1,491,696
Interest income and rate earned on average earning assets		$66,675	4.69%		$65,128	4.54%		$60,927	4.48%
Interest expense and interest cost related to average interest-bearing liabilities		2,559	0.34%		1,484	0.19%		1,137	0.14%
Net interest income and net interest margin (4)		$64,116	4.51%		$63,644	4.44%		$59,790	4.40%

(1)
Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $344, $940, and $3,551 in 2019, 2018, and 2017, respectively.

(2)	Loan interest income includes loan fees of $164 in 2019, $397 in 2018, and $684 in 2017.

(3)	Average loans do not include nonaccrual loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Years Ended December 31, 2019 Compared to 2018			For the Years Ended December 31, 2018 Compared to 2017
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(118)	$34	$(84)	$(145)	$181	$36
Investment securities:
Taxable	1,218	1,725	2,943	1,694	2,034	3,728
Non-taxable (1)	(2,923)	84	(2,839)	(5,196)	(769)	(5,965)
Total investment securities	(1,705)	1,809	104	(3,502)	1,265	(2,237)
Loans	1,107	421	1,528	6,493	(91)	6,402
FHLB Stock	—	—	—	—	—	—
Total earning assets (1)	(716)	2,264	1,548	2,846	1,355	4,201
Interest expense:
Deposits:
Savings, NOW and MMA	(36)	388	352	17	292	309
Time certificate of deposits	(35)	458	423	(78)	(47)	(125)
Total interest-bearing deposits	(71)	846	775	(61)	245	184
Other borrowed funds	265	35	300	127	36	163
Total interest bearing liabilities	194	881	1,075	66	281	347
Net interest income (1)	$(910)	$1,383	$473	$2,780	$1,074	$3,854
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,528,000 or 3.06% in 2019 compared to 2018.  Interest and fee income from loans increased $6,402,000 or 14.71% in 2018 compared to 2017.  The increase in 2019 is primarily attributable to an increase in average total loans outstanding and a slight increase in the yield on loans by four basis points. The net interest income during 2019 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $1,156,000. The recovery was partially offset by reversal of approximately $377,000 in interest income on loans placed on nonaccrual status during the year. Net interest income during 2018 was positively impacted by the collection of nonaccrual loans which resulted in a recovery of interest income of approximately $720,000. The recovery was partially offset by reversal of approximately $222,000 in interest income on loans placed on nonaccrual status during the year.
Average total loans for 2019 increased $18,755,000 to $930,883,000 compared to $912,128,000 for 2018 and $793,343,000 for 2017.  The yield on loans for 2019 was 5.54% compared to 5.50% and 5.51% for 2018 and 2017, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $989,000 and $1,158,000 for the year ended December 31, 2019 and 2018, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $616,000 or 4.32% in 2019 compared to 2018. The yield on average investments increased 20 basis points to 3.08% for the year ended December 31, 2019 from 2.88% for the year ended December 31, 2018. Average total investments decreased $32,151,000 to $494,455,000 in 2019 compared to $526,606,000 in 2018.  In 2018, total investment income on a non tax-equivalent basis increased $409,000 or 2.95% compared to 2017.
Our investment portfolio consists primarily of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2019, we held $356,097,000 or 75.65% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 3.06%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2019 was an unrealized gain of $2,817,000 and is reflected in the Company’s equity.  At December 31, 2019, the effective duration of the investment portfolio was 4 years and the market value reflected a pre-tax unrealized gain of $3,999,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2019, 2018, and 2017, no OTTI was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2019, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $37,000,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $35,000,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2019 increased $2,144,000 to $66,331,000 compared to $64,187,000 in 2018 and $57,376,000 in 2017, respectively.  The increase in 2019 was the result of yield changes and asset mix changes.  The tax-equivalent yield on interest earning assets increased to 4.69% for the year ended December 31, 2019 from 4.54% for the year ended December 31, 2018.  Average interest earning assets decreased to $1,423,015,000 for the year ended December 31, 2019 compared to $1,435,025,000 for the year ended December 31, 2018.  Average interest-earning deposits in other banks decreased $6,202,000 comparing 2019 to 2018.  Average yield on these deposits was 2.10% compared to 1.91% on December 31, 2019 and December 31, 2018 respectively.  Average investments and interest-earning deposits decreased $32,151,000 but the tax equivalent yield on those assets increased 20 basis points.  Average total loans increased $18,755,000 and the yield on average loans increased four basis points.
The increase in total interest income for 2018 was the result of yield changes, increase in interest rates, asset mix changes, and an increase in average earning assets. The yield on interest-earning assets increased to 4.54% for the year ended December 31, 2018 from 4.48% for the year ended December 31, 2017.  Average interest-earning assets increased to $1,435,025,000 for the year ended December 31, 2018 compared to $1,358,930,000 for the year ended December 31, 2017.
Interest expense on deposits in 2019 increased $775,000 or 67.22% to $1,928,000 compared to $1,153,000 in 2018 and increased $959,000 as compared to 2017.  The yield on interest-bearing deposits increased 11 basis points to 0.26% in 2019 from 0.15% in 2018.  The yield on interest-bearing deposits increased three basis points to 0.15% in 2018 from 0.12% in 2017.  Average interest-bearing deposits were $738,432,000 for 2019 compared to $780,449,000 and $784,318,000 for 2018 and 2017, respectively.
Average other borrowings were $21,943,000 with an effective rate of 2.88% for 2019 compared to $12,180,000 with an effective rate of 2.72% for 2018.  In 2017, the average other borrowings were $6,930,000 with an effective rate of 2.42%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 3.59% for 2019, 4.04% for 2018, and 2.96% for 2017.
The cost of all interest-bearing liabilities was 0.34% and 0.19% basis points for 2019 and 2018, respectively, compared to 0.14% for 2017.  The cost of total deposits increased to 0.15% for the year ended December 31, 2019, compared to 0.09% and 0.08% for the years ended December 31, 2018 and 2017, respectively.  Average demand deposits increased 0.73% to $557,348,000 in 2019 compared to $553,305,000 for 2018 and $499,987,000 for 2017. The ratio of average non-interest demand deposits to average total deposits increased to 43.01% for 2019 compared to 41.48% and 38.93% for 2018 and 2017, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2019 increased $1,069,000 or 1.70% to $63,772,000 compared to $62,703,000 for 2018 and $56,239,000 for 2017.  The increase in 2019 was due to the increase in yields on average earning assets, asset mix changes, and a decrease in average interest bearing liabilities. Our net interest margin (NIM) increased seven basis points. Yield on interest earning assets increased 15 basis points.  The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, the increase in the effective yield on average investment securities, and the increase in the yield on the Company’s loan portfolio.  Net interest income before provision for credit losses increased $6,464,000 in 2018 compared to 2017, primarily due to the increase in average earning assets. Average interest-earning assets were $1,423,015,000 for the year ended December 31, 2019 with a NIM of 4.51% compared to $1,435,025,000 with a NIM of 4.44% in 2018, and $1,358,930,000 with a NIM of 4.40% in 2017.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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

The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	December 31, 2019	December 31, 2018
Commercial:
Commercial and industrial	$1,115	$1,604
Agricultural production	313	67
Real estate:
Owner occupied	1,319	1,131
Real estate construction and other land loans	932	1,271
Commercial real estate	3,453	3,017
Agricultural real estate	925	947
Other real estate	140	173
Consumer:
Equity loans and lines of credit	425	419
Consumer and installment	472	407
Unallocated reserves	36	68
Total allowance for credit losses	$9,130	$9,104

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
During the year ended December 31, 2019, the Company recorded a provision for credit losses of $1,025,000 compared to a provision of $50,000 and a reverse provision of $1,150,000 for the same periods in 2018 and 2017, respectively. The recorded provision and reverse provisions to the allowance for credit losses are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the years ended December 31, 2019, 2018 and 2017 the Company had net charge-offs (recoveries) totaling $999,000, $(276,000), and $(602,000), respectively. The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was 0.11%, (0.03)% and (0.08)% for 2019, 2018, and 2017, respectively.
Nonperforming loans were $1,693,000 and $2,740,000 at December 31, 2019 and 2018, respectively.  Nonperforming loans as a percentage of total loans were 0.18% at December 31, 2019 compared to 0.30% at December 31, 2018.  The Company had no other real estate owned at December 31, 2019, December 31, 2018, and December 31, 2017. No foreclosed assets were recorded at December 31, 2019 or December 31, 2018. The carrying value of foreclosed assets was $70,000 at December 31, 2017, and is included in other assets on the consolidated balance sheets. At December 31, 2019, we had $183,000 loans past due, not including nonaccrual loans compared to $1,208,000 loans past due at December 31, 2018.
Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. The Bank conducts banking operation principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our financial performance, results of operations and cash flows. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and the changes in yields on various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.

We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of December 31, 2019, there were $33.8 million in classified loans of which $7.3 million related to agricultural real estate, $13.2 million to commercial and industrial loans, $4.7 million to real estate owner occupied, $4.3 million to agricultural production, $1.6 million to real estate construction, and $1.1 million to commercial real estate. This compares to $28.4 million in classified loans as of December 31, 2018 of which $19.2 million related to agricultural real estate, $3.0 million to real estate construction, $2.6 million to commercial and industrial, $1.1 million to commercial real estate, and $0.9 million to real estate owner occupied.
As of December 31, 2019, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $62,747,000 for 2019 compared to $62,653,000 and $57,389,000 for 2018 and 2017, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $13,305,000 in 2019 compared to $10,324,000 and $10,836,000 in 2018 and 2017, respectively. The $2,981,000 or 28.87% increase in non-interest income in 2019 resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, appreciation in cash surrender value of bank owned life insurance, partially offset by a decrease in service charge income, net gain on the sale of the Company’s credit card portfolio, interchange fees, and Federal Home Loan Bank dividends compared to 2018. The $512,000 or 4.72% decrease in non-interest income in 2018 resulted primarily from decreases in net realized gains on sales and calls of investment securities and service charge income, partially offset by a increase in loan placement fees, net gain on the sale of the Company’s credit card portfolio, interchange fees, appreciation in cash surrender value of bank owned life insurance, and Federal Home Loan Bank dividends compared to 2017.
Customer service charges decreased $230,000 to $2,756,000 in 2019 compared to $2,986,000 in 2018 and $3,053,000 in 2017.  The decreases in 2019 and 2018 resulted from decreases in our NSF fees and lower analysis service charge income.
During the year ended December 31, 2019, we realized net gains on sales and calls of investment securities of $5,199,000, compared to $1,314,000 in 2018 and $2,802,000 in 2017. The net gains in 2019, 2018, and 2017 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Note 4 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $728,000 in 2019 compared to $695,000 and $621,000 in 2018 and 2017, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.
Interchange fees totaled $1,446,000 in 2019 compared to $1,462,000 and $1,458,000 in 2018 and 2017, respectively. Part of the increases in 2018 and 2017 was attributable to the FLB and SVB acquisitions.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $270,000 in 2019 to $978,000 compared to $708,000 in 2018 and $706,000 in 2017.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2019 and 2018, we held FHLB stock totaling $6,062,000 and $6,843,000, respectively.  Dividends in 2019 decreased to $455,000 compared to $590,000 in 2018 and $443,000 in 2017.
Other income decreased to $1,743,000 in 2019 compared to $2,107,000 and $1,753,000 in 2018 and 2017, respectively. A net gain of $462,000 on the sale of the Company’s credit card portfolio was recorded during the year ended December 31, 2018.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $1,032,000 or 2.29% to $46,100,000 in 2019 compared to $45,068,000 in 2018, and $44,406,000 in 2017.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 62.77% for 2019 compared to 61.23% for 2018 and 62.03% for 2017. The slight increase in the efficiency ratio in 2019 and 2018 is due to the growth in non-interest expense outpacing the growth in revenues.
Salaries and employee benefits increased $433,000 or 1.65% to $26,654,000 in 2019 compared to $26,221,000 in 2018 and $24,738,000 in 2017.  Full time equivalents were 281 for the year ended December 31, 2019 compared to 316 for the year ended December 31, 2018. The increase in salaries and employee benefits in 2019 compared to 2018 is a result of normal cycles and salary increases and higher deferred compensation interest expense, offset by a decrease of full time equivalent employees and lower compensation expense.
For the years ended December 31, 2019, 2018, and 2017, the compensation cost recognized for share based compensation was $555,000, $482,000 and $384,000, respectively. As of December 31, 2019, there was $490,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 1.57 years.  See Notes 1 and 15 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2019 and 2018. Restricted common stock awards of 25,420 and 22,204 shares were awarded in 2019 and 2018, respectively.
Occupancy and equipment expense decreased $533,000 or 8.92% to $5,439,000 in 2019 compared to $5,972,000 in 2018 and $5,186,000 in 2017. The Company made no changes in its depreciation expense methodology.
Regulatory assessments were $251,000 in 2019 compared to $619,000 and $652,000 in 2018 and 2017, respectively.  The assessment base for calculating the amount owed is average assets minus average tangible equity. Beginning in the third quarter of 2016, the FDIC approved a final rule revising DIF assessment formulas which resulted in lower assessments for the Company. 2017 and 2016 were higher as compared to 2018 due to the additional assessments on the acquired institutions.
Data processing expenses were $1,557,000 in 2019 compared to $1,666,000 in 2018 and $1,740,000 in 2017.  The $109,000 or 6.54% decrease in 2019 is from the consolidation of processes after the conversion of the acquired institutions was completed in 2018. No acquisition and integration expenses related to the FLB and SVB mergers was recorded in 2019 compared to $217,000 in 2018 and $1,828,000 in 2017. Professional services decreased $170,000 in 2019 compared to 2018.
Amortization of core deposit intangibles was $695,000 for 2019, $455,000 for 2018, and $234,000 for 2017. During 2019, amortization expense related to FLB core deposit intangible (CDI) was $423,000, amortization expense related to SVB core deposit intangible (CDI) was $135,000, and amortization expense related to VCB CDI was $137,000. During 2018, amortization expense related to FLB CDI was $247,000, SVB CDI was $72,000 and amortization expense related to VCB CDI was $136,000. During 2017, amortization expense related to FLB CDI was $47,000, amortization expense related to SVB CDI was $50,000, and amortization expense related to VCB CDI was $137,000.
ATM/Debit card expenses increased $181,000 to $920,000 for the year ended December 31, 2019 compared to $739,000 in 2018 and $750,000 in 2017.  Information technology expenses increased $1,498,000 to $2,611,000 for the year ended December 31, 2019 compared to $1,113,000 and $818,000 in 2018 and 2017, respectively.  The increase in the information technology expenses was a result of the Company outsourcing its network maintenance and IT support during the fourth quarter of 2018. Other non-interest expenses decreased $250,000 or 5.39% to $4,386,000 in 2019 compared to $4,636,000 in 2018 and $5,011,000 in 2017.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2019	% Average Assets	Other Expense 2018	% Average Assets	Other Expense 2017	% Average Assets
Stationery/supplies	$240	0.02%	$281	0.02%	$292	0.02%
Amortization of software	350	0.02%	303	0.02%	289	0.02%
Telephone	342	0.02%	217	0.01%	265	0.02%
Alarm	100	0.01%	101	0.01%	130	0.01%
Postage	218	0.01%	209	0.01%	205	0.01%
Armored courier fees	284	0.02%	274	0.02%	266	0.02%
Risk management expense	232	0.01%	195	0.01%	207	0.01%
Loss on sale or write-down of assets	—	—%	2	—%	187	0.01%
Donations	212	0.01%	243	0.02%	249	0.02%
Personnel other	177	0.01%	167	0.01%	259	0.02%
Credit card expense	114	0.01%	121	0.01%	245	0.02%
Education/training	155	0.01%	172	0.01%	174	0.01%
Loan related expenses	52	—%	77	—%	132	0.01%
General insurance	165	0.01%	165	0.01%	159	0.01%
Travel and mileage Expense	256	0.02%	267	0.02%	211	0.01%
Operating losses	102	0.01%	452	0.03%	150	0.01%
Shareholder services	101	0.01%	129	0.01%	102	0.01%
Other	1,286	0.08%	1,261	0.08%	1,489	0.10%
Total other non-interest expense	$4,386	0.28%	$4,636	0.29%	$5,011	0.34%

Provision for Income Taxes

Our effective income tax rate was 28.4% for 2019 compared to 23.7% for 2018 and 41.1% for 2017.  The Company reported an income tax provision of $8,509,000, $6,620,000, and $9,793,000 for the years ended December 31, 2019, 2018, and 2017, respectively.  With the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017, the Company’s federal income tax rate changed from 35% to 21% effective as of the beginning of 2018. The decrease in the 2018 effective tax rate was the result of the change in the federal rate offset by a sizable decrease in tax exempt interest. As a result of the enactment of the Act the federal tax rate applied to the Company’s deferred taxes was adjusted as of December 31, 2017 to reflect the 2018 tax rates (the rates at which the deferred tax items are expected to reverse). The change to the tax rates (including the rate change applied to deferred taxes reflected in other comprehensive income and certain tax-advantaged investments as reflected in other assets) resulted in an increase to the Company’s tax provision of $3,535,000 in 2017. As part of the Act for tax years beginning after December 31, 2017, alternative minimum tax credit carryforwards are refundable and are expected to be fully refunded by 2022. As such, they are not dependent on future taxable income to be realized and have been classified as an other receivable.
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
The Company had the net deferred tax assets of $8.74 million and $11.183 million at December 31, 2019 and 2018, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2019 and 2018 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $1,596,755,000 as of December 31, 2019, compared to $1,537,836,000 as of December 31, 2018, an increase of 3.83% or $58,919,000.  Total gross loans were $943,380,000 as of December 31, 2019, compared to $918,695,000 as of December 31, 2018, an increase of $24,685,000 or 2.69%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 6.00% or $28,665,000 to $506,597,000.  Total deposits increased 3.98% or $50,987,000 to $1,333,285,000 as of December 31, 2019, compared to $1,282,298,000 as of December 31, 2018.  Shareholders’ equity increased $8,390,000 or 3.82% to $228,128,000 as of December 31, 2019, compared to $219,738,000 as of December 31, 2018. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, and an increase in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI). Accrued interest payable and other liabilities were $30,187,000 as of December 31, 2019, compared to $20,645,000 as of December 31, 2018, an increase of $9,542,000.

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

Investments

The following table reflects the balances for each category of securities at year end:

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2019	2018	2017
U.S. Government agencies	$14,740	$21,723	$65,994
Obligations of states and political subdivisions	89,574	79,886	136,955
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	198,125	239,388	237,210
Private label mortgage and asset backed securities	155,308	129,165	91,033
Corporate debt securities	9,000	—	—
Total Available-for-Sale Securities	$466,747	$470,162	$531,192

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2019, investment securities with a fair value of $91,677,000, or 19.47% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2019 was 70.76% compared to 71.64% at December 31, 2018.  The loan to deposit ratio of our peers was 82.00% at December 31, 2019.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $600 million to $3.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 6.00% or $28,665,000 to $506,597,000 at December 31, 2019, from $477,932,000 at December 31, 2018.  The market value of the portfolio reflected an unrealized gain of $3,999,000 at December 31, 2019, compared to an unrealized loss of $6,257,000 at December 31, 2018.
Losses recognized in 2019, 2018, and 2017 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  The securities which were sold at a loss were acquired when the rate environment was not as volatile.  The securities which were sold were primarily purchased strategically several years ago in view of the rate environment at that time.  The Company is addressing risks in the security portfolio by selling these securities and using proceeds to purchase securities that meet the Company’s current risk profile.
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
As of December 31, 2019, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2019, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2019 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no OTTI losses recorded during the twelve months ended December 31, 2019, 2018, or 2017.
At December 31, 2019, the Company had a total of 41 private label mortgage backed securities (PLMBS) with a remaining principal balance of $155,308,000 and a net unrealized gain of approximately $4,070,000.  Seven of these PLMBS with a remaining principal balance of $1,593,000 had credit ratings below investment grade.  The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. No credit related OTTI charges related to PLMBS were recorded during the years ended December 31, 2019 or December 31, 2018.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2019 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Government agencies	$—	—	$—	—	$3,993	5.90%	$10,747	5.31%	$14,740	5.47%
Obligations of states and political subdivisions (2)	—	—	1,561	—%	20,280	4.94%	67,733	3.29%	89,574	3.61%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	110	5.82%	20,206	2.34%	177,809	3.22%	198,125	3.13%
Private label residential mortgage and asset backed securities	47	4.75%	—	—	13	7.22%	155,248	3.71%	155,308	3.71%
Corporate debt securities	—	—%	—	—	9,000	5.38%	—	—	9,000	5.38%
	$47	4.75%	$1,671	0.38%	$53,492	4.10%	$411,537	3.47%	$466,747	3.53%

(1)
Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.

(2)	Not computed on a tax equivalent basis.

Loans

Total gross loans increased $24,685,000 or 2.69% to $943,380,000 as of December 31, 2019, compared to $918,695,000 as of December 31, 2018.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2019, 2018, 2017, 2016, and 2015.

	2019		2018		2017		2016		2015
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$102,541	10.9%	$101,533	11.1%	$100,856	11.2%	$88,652	11.7%	$102,197	17.1%
Agricultural production	23,159	2.6%	7,998	0.9%	14,956	1.7%	25,509	3.4%	30,472	5.1%
Total commercial	125,700	13.5%	109,531	12.0%	115,812	12.9%	114,161	15.1%	132,669	22.2%
Real estate:
Owner occupied	197,946	21.0%	183,169	19.9%	204,452	22.7%	191,665	25.3%	168,910	28.2%
Real estate-construction and other land loans	73,718	7.8%	101,606	11.1%	96,460	10.7%	69,200	9.1%	38,685	6.5%
Commercial real estate	329,333	34.9%	305,118	33.2%	269,254	29.9%	184,225	24.3%	117,244	19.6%
Agricultural real estate	76,304	8.1%	76,884	8.4%	76,081	8.4%	86,761	11.5%	74,867	12.5%
Other real estate	31,241	3.3%	32,799	3.6%	31,220	3.5%	18,945	2.7%	10,520	1.8%
Total real estate	708,542	75.1%	699,576	76.2%	677,467	75.2%	550,796	72.9%	410,226	68.6%
Consumer:
Equity loans and lines of credit	64,841	6.9%	69,958	7.6%	76,404	8.5%	64,494	8.5%	42,296	7.1%
Consumer and installment	42,782	4.5%	38,038	4.2%	29,637	3.4%	25,910	3.5%	12,503	2.1%
Total consumer	107,623	11.4%	107,996	11.8%	106,041	11.9%	90,404	12.0%	54,799	9.2%
Deferred loan fees, net	1,515		1,592		1,359		1,267		417
Total gross loans (1)	943,380	100.0%	918,695	100.0%	900,679	100.0%	756,628	100.0%	598,111	100.0%
Allowance for credit losses	(9,130)		(9,104)		(8,778)		(9,326)		(9,610)
Total loans (1)	$934,250		$909,591		$891,901		$747,302		$588,501

(1) Includes nonaccrual loans of:	$1,693		$2,740		$2,875		$2,180		$2,413

At December 31, 2019, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $152,735,000, of which $4,009,000 were commercial loans, $130,656,000 were real estate loans, and $18,070,000 were consumer loans, and at December 31, 2018, the acquired loans acquired had a balance of $189,719,000, of which $5,875,000 were commercial loans, $158,025,000 were real estate loans, and $25,819,000 were consumer loans.
At December 31, 2019, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.5% of total loans of which 13.5% were commercial and 82.0% were real-estate-related.  This level of concentration is consistent with 95.8% at December 31, 2018.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the years ended December 31, 2019 and 2018.
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

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2019.

(In thousands) (net of deferred costs)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$68,812	$38,990	$17,898	$125,700
Real estate construction and other land loans	9,486	17,774	46,458	73,718
Other real estate	109,599	114,211	411,012	634,822
Consumer and installment	7,446	18,333	81,844	107,623
	$195,343	$189,308	$557,212	$941,863
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$72,578	$118,254	$104,961	$295,793
Loans with floating interest rates (1)	122,765	71,054	452,251	646,070
	$195,343	$189,308	$557,212	$941,863

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$51,826	$24,155	$330,634	$406,615

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
At December 31, 2019, total nonperforming assets totaled $1,693,000, or 0.11% of total assets, compared to $2,740,000, or 0.18% of total assets at December 31, 2018.  Nonperforming assets totaled 0.18% of gross loans as of December 31, 2019 and 0.30% of gross loans as of December 31, 2018. Total nonperforming assets at December 31, 2019, included nonaccrual loans totaling $1,693,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2018 consisted of $2,740,000 in nonaccrual loans, no OREO, and no repossessed assets. At December 31, 2019, we had one loan considered a troubled debt restructuring (“TDR”) totaling $322,000 which is included in nonaccrual loans compared to one TDR totaling $50,000 at December 31, 2018. We have no outstanding commitments to lend additional funds to any of these borrowers. See Note 5 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2019, 2018, 2017, 2016, and 2015 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2019 and 2018.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2019, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual Loans:
Commercial and industrial	$187	$298	$356	$447	$—
Owner occupied real estate	416	215	—	87	324
Real estate construction and other land loans	—	1,439	1,397	—	—
Agricultural real estate	321	—	—	—	—
Commercial real estate	381	418	976	1,082	567
Equity loans and line of credit	66	320	87	526	172
Consumer and installment	—	—	—	18	13
Restructured loans (non-accruing):
Commercial and industrial	—	—	—	—	29
Owner occupied	—	—	—	20	23
Equity loans and line of credit	322	50	59	—	1,285
Total nonaccrual	1,693	2,740	2,875	2,180	2,413
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$1,693	$2,740	$2,875	$2,180	$2,413

Interest foregone	$85	$267	$210	$245	$340
Nonperforming loans to total loans	0.18%	0.30%	0.32%	0.29%	0.40%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Accruing troubled debt restructurings	$2,040	$3,170	$3,491	$3,089	$4,286
Ratio of nonperforming loans to allowance for credit losses	18.54%	30.10%	32.75%	23.38%	25.11%
Loans considered to be impaired	$3,734	$5,909	$6,366	$5,269	$6,699
Related allowance for credit losses on impaired loans	$40	$90	$36	$307	$164

As of December 31, 2019 and 2018, we had impaired loans totaling $3,734,000 and $5,909,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment.  When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge-off for the difference between the book value of the loan and the appraised value less selling costs of the collateral.  We perform quarterly internal reviews on substandard loans.
We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $85,000 for the year ended December 31, 2019 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $267,000 and $210,000 for the years ended December 31, 2018 and 2017, respectively of which $4,000 and $17,000 was attributable to troubled debt restructurings, respectively.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2019.

(In thousands)	Balances December 31, 2018	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge-Offs	Balances December 31, 2019
Non-accrual loans:
Commercial and industrial	$298	$—	$(111)	$—		$—	$187
Real estate	633	777	(92)	—	(521)	—	797
Real estate construction and other land loans	1,439	329	(1,768)	—	—	—	—
Agricultural real estate	—	321	—	—	—	—	321
Equity loans and lines of credit	198	1,002	(941)	—	(193)	—	66
Consumer	—	37	(23)	—	—	(14)	—
Restructured loans (non-accruing):
Equity loans and lines of credit	172	331	(24)	—	(157)	—	322
Total non-accrual	$2,740	$2,797	$(2,959)	$—	$(871)	$(14)	$1,693

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2019 and December 31, 2018, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2019 or at December 31, 2018, which is included in other assets on the consolidated balance sheets.
As of December 31, 2017 the Bank had no OREO properties. The carrying vale of foreclosed assets was $70,000 at December 31, 2017.

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
In originating loans, we recognize that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the collateral securing the loan.  The allowance is increased by provisions charged against earnings and recoveries, and reduced by net loan charge-offs.  Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible.  Recoveries are generally recorded only when cash payments are received.
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
The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2019	2018	2017	2016	2015
Loans outstanding at December 31,	$941,865	$917,103	$899,320	$755,361	$597,694
Average loans outstanding during the year	$930,883	$912,128	$793,343	$646,573	$586,762
Allowance for credit losses:
Balance at beginning of year	$9,104	$8,778	$9,326	$9,610	$8,308
Deduct loans charged off:
Commercial and industrial	(1,032)	(94)	(197)	(621)	(802)
Agricultural production	—	—	(10)	—	—
Owner occupied	—	—	(22)	—	—
Consumer loans	(164)	(116)	(235)	(262)	(159)
Total loans charged off	(1,196)	(210)	(464)	(883)	(961)
Add recoveries of loans previously charged off:
Commercial and industrial	134	207	850	3,656	954
Agricultural production	—	—	10	1,631	90
Owner occupied	—	21	49	—	—
Real estate construction and other land loans	—	—	—	702	32
Commercial real estate	—	81	17	283	—
Consumer loans	63	177	140	177	587
Total recoveries	197	486	1,066	6,449	1,663
Net (charge-offs) recoveries	(999)	276	602	5,566	702
Provision (reversal) charged to credit losses	1,025	50	(1,150)	(5,850)	600
Balance at end of year	$9,130	$9,104	$8,778	$9,326	$9,610
Allowance for credit losses as a percentage of outstanding loan balance	0.97%	0.99%	0.98%	1.23%	1.61%
Net (charge-offs) recoveries to average loans outstanding	(0.11)%	0.03%	0.08%	0.86%	0.12%

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

The allocation of the allowance for credit losses is set forth below:

	2019		2018		2017		2016		2015
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,115	10.9%	$1,604	11.1%	$1,784	11.2%	$1,884	11.7%	$3,143	17.1%
Agricultural production	313	2.6%	67	0.9%	287	1.7%	296	3.4%	419	5.1%
Real estate:
Owner occupied	1,319	21.0%	1,131	19.9%	1,252	22.7%	1,408	25.3%	1,556	28.2%
Real estate construction and other land loans	932	7.8%	1,271	11.1%	1,004	10.7%	698	9.1%	694	6.5%
Commercial real estate	3,453	34.9%	3,017	33.2%	1,958	29.9%	1,969	24.3%	1,686	19.6%
Agricultural real estate	925	8.1%	947	8.4%	1,441	8.4%	1,969	11.5%	1,149	12.5%
Other real estate	140	3.3%	173	3.6%	140	3.5%	156	2.7%	119	1.8%
Consumer:
Equity loans and lines of credit	425	6.9%	419	7.6%	464	8.5%	483	8.5%	500	7.1%
Consumer and installment	472	4.5%	407	4.2%	361	3.4%	369	3.5%	234	2.1%
Unallocated reserves	36		68		87		94		110
Total allowance for credit losses	$9,130	100%	$9,104	100.0%	$8,778	100%	$9,326	100%	$9,610	100%

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
As of December 31, 2019, the allowance for credit losses (ALLL) was $9,130,000, compared to $9,104,000 at December 31, 2018, a net increase of $26,000.  The increase in the ALLL was due to a provision for credit losses, offset by net charge-offs. during the year ended December 31, 2019 which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net charge-offs totaled $999,000 while the provision for credit losses was $1,025,000 for the year ended December 31, 2019. The balance of classified loans and loans graded special mention, totaled $33,838,000 and $28,183,000 at December 31, 2019 and $28,394,000 and $26,254,000 at December 31, 2018, respectively.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $291,182,000 as of December 31, 2019, compared to $312,274,000 as of December 31, 2018. At December 31, 2019 and 2018, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000 and $225,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
The ALLL as a percentage of total loans was 0.97% at December 31, 2019, and 0.99% at December 31, 2018. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $152,735,000 at December 31, 2019 and $189,719,000 at December 31, 2018. Excluding these acquired loans from the calculation, the ALLL to total gross loans was 1.15% and 1.25% as of December 31, 2019 and 2018, respectively, and general reserves associated with non-impaired loans to total non-impaired loans was 1.16% and 1.25%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.
The Company’s loan portfolio balances in 2019 increased from 2018 through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratios is consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2019.
Non-performing loans totaled $1,693,000 as of December 31, 2019, and $2,740,000 as of December 31, 2018.  The allowance for credit losses as a percentage of nonperforming loans was 539.28% and 332.26% as of December 31, 2019 and December 31, 2018, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2019 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2019 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2019; therefore, goodwill was not required to be retested.
The intangible assets at December 31, 2019 represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2019 was $1,878,000, net of $1,874,000 in accumulated amortization expense.  The carrying value at December 31, 2018 was $2,572,000, net of $1,180,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2019 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2019 which would necessitate further analysis. Amortization expense recognized was $695,000 for 2019, $455,000 for 2018 and $234,000 for 2017.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2020	$696
2021	661
2022	455
2023	66
Thereafter	—
Total	$1,878

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
Total deposits increased $50,987,000 or 3.98% to $1,333,285,000 as of December 31, 2019, compared to $1,282,298,000 as of December 31, 2018.  Interest-bearing deposits increased $7,017,000 or 0.96% to $738,658,000 as of December 31, 2019, compared to $731,641,000 as of December 31, 2018.  Non-interest bearing deposits increased $43,970,000 or 7.99% to $594,627,000 as of December 31, 2019, compared to $550,657,000 as of December 31, 2018.  Average non-interest bearing deposits to average total deposits was 43.01% for the year ended December 31, 2019 compared to 41.48% for the same period in 2018. Based on FDIC deposit market share information published as of June 2019, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.31% in 2019 compared to 3.42% in 2018. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2019 and 2018.
The composition of the deposits and average interest rates paid at December 31, 2019 and December 31, 2018 is summarized in the table below.

(Dollars in thousands)	December 31, 2019	% of Total Deposits	Effective Rate	December 31, 2018	% of Total Deposits	Effective Rate
NOW accounts	$266,048	20.0%	0.21%	$252,439	19.7%	0.16%
MMA accounts	266,609	20.0%	0.24%	267,820	20.9%	0.15%
Time deposits	93,730	7.0%	0.73%	96,817	7.6%	0.25%
Savings deposits	112,271	8.4%	0.02%	114,565	8.9%	0.03%
Total interest-bearing	738,658	55.4%	0.26%	731,641	57.1%	0.15%
Non-interest bearing	594,627	44.6%		550,657	42.9%
Total deposits	$1,333,285	100.0%		$1,282,298	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2019, 2018, and 2017.

	2019		2018		2017
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$370,378	0.15%	$383,667	0.12%	$382,071	0.09%
Money market accounts	$270,918	0.24%	$285,568	0.15%	$264,581	0.08%
Non-interest bearing demand	$557,348	—	$553,305	—	$499,987	—
Total deposits	$1,295,780	0.15%	$1,333,754	0.09%	$1,284,305	0.08%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2019.

(In thousands)
Three months or less	$21,715
Over 3 through 6 months	9,544
Over 6 through 12 months	21,808
Over 12 months	9,542
$62,609

As of December 31, 2019, the Company had no short-term Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2018, the Company had $10,000,000 short-term or long-term FHLB borrowings. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $70,000,000 and $40,000,000 at December 31, 2019 and 2018, respectively, at interest rates which vary with market conditions. As of December 31, 2019 and 2018, the Company had no overnight borrowings outstanding under these credit facilities.

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
Our shareholders’ equity was $228,128,000 as of December 31, 2019, compared to $219,738,000 as of December 31, 2018.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $21,443,000, the exercise of stock options, including the related tax benefit of $276,000, the effect of share-based compensation expense of $555,000, stock issued under employee stock purchase plan of $216,000, and an increase in accumulated other comprehensive income (AOCI) of $7,224,000, offset by payment of common stock cash dividends of $5,805,000 and repurchase and retirement of common stock of $15,619,000.
During 2019, the Bank declared and paid cash dividends to the Company in the amount of $20,100,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,805,000 or $0.43 per common share cash dividend to shareholders of record during the year ended December 31, 2019.
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
The following table sets forth certain financial ratios for the years ended December 31, 2019, 2018, and 2017.

	2019	2018	2017
Net income:
To average assets	1.36%	1.35%	0.94%
To average shareholders’ equity	9.39%	10.07%	7.69%
Dividends declared per share to net income per share	26.22%	20.00%	23.53%
Average shareholders’ equity to average assets	14.51%	13.40%	12.23%

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
The following table presents the Company’s regulatory capital ratios as of December 31, 2019 and December 31, 2018.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2019	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$172,945	11.38%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$167,945	14.55%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$172,945	14.98%	N/A	N/A
Total Risk-Based Capital Ratio	$182,325	15.79%	N/A	N/A

December 31, 2018
Tier 1 Leverage Ratio	$171,149	11.48%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$166,149	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$171,149	15.59%	N/A	N/A
Total Risk-Based Capital Ratio	$180,478	16.44%	N/A	N/A
(1) Effective August 30, 2018 the minimum regulatory requirements were eliminated for bank holding companies with less than $3 billion of assets

The following table presents the Bank’s regulatory capital ratios as of December 31, 2019 and December 31, 2018

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2019	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$171,332	11.27%	$60,810	4.00%	$76,012	5.00%
Common Equity Tier 1 Ratio (CET 1)	$171,332	14.85%	$51,930	7.00%	$75,010	6.50%
Tier 1 Risk-Based Capital Ratio	$171,332	14.85%	$69,240	8.50%	$92,320	8.00%
Total Risk-Based Capital Ratio	$180,712	15.66%	$92,320	10.50%	$115,400	10.00%

December 31, 2018
Tier 1 Leverage Ratio	$168,770	11.32%	$59,639	4.00%	$74,549	5.00%
Common Equity Tier 1 Ratio (CET 1)	$168,770	15.38%	$49,388	6.38%	$71,338	6.50%
Tier 1 Risk-Based Capital Ratio	$168,770	15.38%	$65,850	7.88%	$87,800	8.00%
Total Risk-Based Capital Ratio	$178,099	16.23%	$87,800	9.88%	$109,750	10.00%
(1) The 2019 and 2018 minimum regulatory requirement threshold includes the capital conservation buffer of 2.50% and 1.250%, respectively.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2019, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.

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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2019, the rate was 3.59%.  Interest expense recognized by the Company for the years ended December 31, 2019, 2018, and 2017 was $210,000, $199,000 and $147,000, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2019, the Company had unpledged securities totaling $386,541,000 available as a secondary source of liquidity and total cash and cash equivalents of $52,574,000.  Cash and cash equivalents at December 31, 2019 increased 65.71% compared to December 31, 2018.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.
To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2019, our available borrowing capacity includes approximately $70,000,000 in Federal funds lines with our correspondent banks and $304,987,000 in unused FHLB advances.  At December 31, 2019, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2019 and 2018:

Credit Lines (In thousands)	December 31, 2019	December 31, 2018
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$70,000	$40,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$304,987	286,934
Balance outstanding	$—	$10,000
Collateral pledged	$446,742	$448,083
Fair value of collateral	$410,788	$399,027
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$4,931	$4,364
Balance outstanding	$—	$—
Collateral pledged	$5,065	$4,498
Fair value of collateral	$5,036	$4,475

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by state and federal regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $291,182,000 as of December 31, 2019 compared to $312,274,000 as of December 31, 2018.  For a more detailed discussion of these financial instruments, see Note 13 to the audited Consolidated Financial Statements in this Annual Report.

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2019, are as follows:

(In thousands)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits	$1,317,419	$13,283	$1,768	$815	$1,333,285
Subordinated notes	—	—	—	5,155	5,155
Operating leases	2,103	3,639	2,835	2,880	11,457
Total	$1,319,522	$16,922	$4,603	$8,850	$1,349,897

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

Allowance for Credit Losses

Our allowance for credit losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risks. The allowance is only an estimate of the inherent loss in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. Our accounting for estimated loan losses is discussed and disclosed primarily in Note 1 and 5 to the consolidated financial statements under the heading “Allowance for Credit Losses” .

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
During 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2011-08, Intangibles-Goodwill and Other (Topic 350).  Under the ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Thus, before the first step of goodwill impairment, the entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that the fair value of goodwill is less than carrying value. The qualitative assessment includes, but is not limited to, macroeconomic and State of California economic conditions, industry and market conditions and trends, the Company’s financial performance, market capitalization, stock price, and any Company-specific events relevant to the assessment. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step process is unnecessary. As of December 31, 2019, based on our qualitative assessment, there were no reporting units where we believed that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, including goodwill. As a result, we had no reporting units where there was a reasonable possibility of failing Step 1 of the goodwill impairment test.
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

At December 31, 2019, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2019, 68.59% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  Several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2019, 83.93% of our time deposits mature within one year or less.
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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2019. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2019 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2019, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2019	% Change from Rates at December 31, 2019
Up 400 bps	$64,900	$2,800	4.51%
Up 300 bps	64,400	2,300	3.70%
Up 200 bps	63,700	1,600	2.58%
Up 100 bps	63,100	1,000	1.61%
Unchanged	62,100	—	—
Down 100 bps	57,700	(4,400)	(7.09)%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$646,070	68.59%	$664,313	72.44%
Fixed rate	295,793	31.41%	252,790	27.56%
Total gross loans	$941,863	100.00%	$917,103	100.00%

Approximately 68.59% of our loan portfolio is tied to adjustable rate indices and 30.52% of our loan portfolio reprices within 90 days.  As of December 31, 2019, we had 1,845 commercial and real estate loans totaling $537,446,000 with floors ranging from 3.75% to 7.50% and ceilings ranging from 5.00% to 25.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$313,922	33.33%	$334,910	36.52%
1-3 Years	224,591	23.85%	199,004	21.70%
3-5 Years	275,342	29.23%	261,299	28.49%
> 5 Years	128,008	13.59%	121,890	13.29%
Total gross loans	$941,863	100.00%	$917,103	100.00%
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
Fresno, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Sacramento, California
March 6, 2020

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018

(In thousands, except share amounts)	2019	2018
ASSETS
Cash and due from banks	$24,195	$24,954
Interest-earning deposits in other banks	28,379	6,773
Total cash and cash equivalents	52,574	31,727
Available-for-sale debt securities	470,746	463,905
Equity securities	7,472	7,254
Loans, less allowance for credit losses of $9,130 at December 31, 2019 and $9,104 at December 31, 2018	934,250	909,591
Bank premises and equipment, net	7,618	8,484
Bank owned life insurance	30,230	28,502
Federal Home Loan Bank stock	6,062	6,843
Goodwill	53,777	53,777
Core deposit intangibles	1,878	2,572
Accrued interest receivable and other assets	32,148	25,181
Total assets	$1,596,755	$1,537,836
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$594,627	$550,657
Interest bearing	738,658	731,641
Total deposits	1,333,285	1,282,298
Short-term borrowings	—	10,000
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	30,187	20,645
Total liabilities	1,368,627	1,318,098
Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 13,052,407 at December 31, 2019 and 13,754,965 at December 31, 2018	89,379	103,851
Retained earnings	135,932	120,294
Accumulated other comprehensive income (loss), net of tax	2,817	(4,407)
Total shareholders’ equity	228,128	219,738
Total liabilities and shareholders’ equity	$1,596,755	$1,537,836
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2019, 2018, and 2017

(In thousands, except per share amounts)	2019	2018	2017
Interest income:
Interest and fees on loans	$51,464	$49,936	$43,534
Interest on deposits in other banks	375	459	424
Interest and dividends on investment securities:
Taxable	13,197	10,254	6,526
Exempt from Federal income taxes	1,295	3,538	6,892
Total interest income	66,331	64,187	57,376
Interest expense:
Interest on deposits	1,928	1,153	969
Interest on junior subordinated deferrable interest debentures	210	199	147
Other	421	132	21
Total interest expense	2,559	1,484	1,137
Net interest income before provision for credit losses	63,772	62,703	56,239
Provision for (reversal of) credit losses	1,025	50	(1,150)
Net interest income after provision for credit losses	62,747	62,653	57,389
Non-interest income:
Service charges	2,756	2,986	3,053
Appreciation in cash surrender value of bank owned life insurance	728	695	621
Interchange fees	1,446	1,462	1,458
Loan placement fees	978	708	706
Net realized gain on sale of credit card portfolio	—	462	—
Net realized gains on sales and calls of investment securities	5,199	1,314	2,802
Federal Home Loan Bank dividends	455	590	443
Other income	1,743	2,107	1,753
Total non-interest income	13,305	10,324	10,836
Non-interest expenses:
Salaries and employee benefits	26,654	26,221	24,738
Occupancy and equipment	5,439	5,972	5,186
Regulatory assessments	251	619	652
Data processing expense	1,557	1,666	1,740
Professional services	1,305	1,475	1,509
ATM/Debit card expenses	920	739	750
Information technology	2,611	1,113	818
Directors’ expenses	710	465	597
Advertising	756	758	638
Internet banking expenses	816	732	705
Acquisition and integration expenses	—	217	1,828
Amortization of core deposit intangibles	695	455	234
Other expense	4,386	4,636	5,011
Total non-interest expenses	46,100	45,068	44,406
Income before provision for income taxes	29,952	27,909	23,819
Provision for income taxes	8,509	6,620	9,793
Net income	$21,443	$21,289	$14,026

Basic earnings per common share	$1.60	$1.55	$1.12
Diluted earnings per common share	$1.59	$1.54	$1.10
Cash dividends per common share	$0.43	$0.31	$0.24
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
Net income	$21,443	$21,289	$14,026
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	15,455	(9,159)	7,705
Less: reclassification for net gains included in net income	5,199	1,314	2,802
Other comprehensive income (loss), before tax	10,256	(10,473)	4,903
Tax (expense) benefit related to items of other comprehensive income	(3,032)	3,096	(2,062)
Total other comprehensive income (loss)	7,224	(7,377)	2,841
Comprehensive income	$28,667	$13,912	$16,867
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2019, 2018, and 2017

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2017	12,143,815	$71,645	$92,904	$(516)	$164,033
Net income	—	—	14,026	—	14,026
Other comprehensive income	—	—	—	2,841	2,841
Reclassification associated with the adoption of ASU 2018-02	—	—	(501)	501	—
Restricted stock granted net of forfeitures	(2,360)	—	—	—	—
Cash dividend ($0.24 per common share)	—	—	(3,010)	—	(3,010)
Stock issued under employee stock purchase plan	2,441	45	—	—	45
Stock issued for acquisition	1,276,888	28,405	—	—	28,405
Stock-based compensation expense	—	384	—	—	384
Stock options exercised and related tax benefit	275,938	2,835	—	—	2,835
Balance, December 31, 2017	13,696,722	103,314	103,419	2,826	209,559
Cumulative effect of equity securities gains reclassified	—	—	(144)	144	—
Adjusted Balance, January 1, 2018	13,696,722	103,314	103,275	2,970	209,559
Net income	—	—	21,289	—	21,289
Other comprehensive loss	—	—	—	(7,377)	(7,377)
Stock issued under employee stock purchase plan	11,581	211	—	—	211
Restricted stock granted net of forfeitures	20,494	—			—
Stock-based compensation expense	—	482	—	—	482
Cash dividend ($0.31 per common share)	—	—	(4,270)	—	(4,270)
Repurchase and retirement of common stock	(47,862)	(894)	—	—	(894)
Stock options exercised and related tax benefit	74,030	738	—	—	738
Balance, December 31, 2018	13,754,965	103,851	120,294	(4,407)	219,738
Net income	—	—	21,443	—	21,443
Other comprehensive income	—	—	—	7,224	7,224
Restricted stock granted net of forfeitures	21,790	100	—	—	100
Stock issued under employee stock purchase plan	12,286	216	—	—	216
Stock-based compensation expense	—	555	—	—	555
Cash dividend ($0.43 per common share)	—	—	(5,805)	—	(5,805)
Stock options exercised and related tax benefit	32,120	276	—	—	276
Repurchase and retirement of common stock	(768,754)	(15,619)		—	(15,619)
Balance, December 31, 2019	13,052,407	$89,379	$135,932	$2,817	$228,128

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$21,443	$21,289	$14,026
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	(77)	233	(92)
Depreciation	1,742	1,703	1,429
Accretion	(917)	(898)	(766)
Amortization	4,564	6,457	8,519
Stock-based compensation	555	482	384
Provision for (reversal of) credit losses	1,025	50	(1,150)
Net realized gains on sales and calls of available-for-sale investment securities	(5,199)	(1,314)	(2,802)
Net loss on sale and disposal of equipment	—	2	—
Net change in equity investments	(218)	42	—
Increase in bank owned life insurance, net of expenses	(728)	(695)	(621)
Net gain on sale of credit card portfolio	—	(462)	—
Net (increase) decrease in accrued interest receivable and other assets	(9,521)	3,218	(2,263)
Net increase (decrease) in accrued interest payable and other liabilities	9,641	(599)	1,370
(Provision) benefit for deferred income taxes	(589)	403	7,184
Net cash provided by operating activities	21,721	29,911	25,218
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisitions	—	—	26,279
Purchases of available-for-sale investment securities	(301,254)	(225,970)	(226,740)
Proceeds from sales or calls of available-for-sale investment securities	281,906	246,824	228,405
Proceeds from maturity and principal repayment of available-for-sale investment securities	25,120	36,495	44,956
Proceeds from sale of credit card portfolio	—	2,954	—
Net increase in loans	(25,606)	(20,477)	(25,542)
Purchases of premises and equipment	(876)	(791)	(859)
Purchases of bank owned life insurance	(1,000)	—	—
FHLB stock redeemed	781	—	—
Net cash (used in) provided by investing activities	(20,929)	39,035	46,499
Cash Flows From Financing Activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	54,074	(112,134)	45,672
Net decrease in time deposits	(3,087)	(31,253)	(48,044)
Proceeds from short-term borrowings from Federal Home Loan Bank	725,500	568,500	—
Repayments of short-term borrowings to Federal Home Loan Bank	(735,500)	(558,500)	(7,000)
Proceeds of borrowings from other financial institutions	2,870	19,705	—
Repayments of borrowings from other financial institutions	(2,870)	(19,705)	(400)
Purchase and retirement of common stock	(15,619)	(894)	—
Proceeds from stock issued under employee stock purchase plan	216	211	45
Proceeds from exercise of stock options	276	738	2,835
Cash dividend payments on common stock	(5,805)	(4,270)	(3,010)
Net cash provided by (used in) financing activities	20,055	(137,602)	(9,902)
Increase (decrease) in cash and cash equivalents	20,847	(68,656)	61,815
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,727	100,383	38,568
CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,574	$31,727	$100,383

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,517	$1,460	$1,171
Income taxes	$9,140	$2,700	$4,720

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
Operating cash flows from operating leases	$1,643	$—	$—
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$10,129	$—	$—
Common stock issued in acquisitions	$—	$—	$28,405

The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
The Bank operates 20 full service offices throughout California’s San Joaquin Valley and Greater Sacramento Region.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. During the year ended December 31, 2019, there were no transfers between categories.
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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2019. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. The carrying value of foreclosed assets was $0 at December 31, 2019 and at December 31, 2018.

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

Goodwill - Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Goodwill represents the excess of the purchase price of acquired businesses over the net fair value of assets, including identified intangible assets, acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Bank’s ability to generate net earnings after the acquisitions.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2019, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Intangible Assets - The intangible assets at December 31, 2019 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2019 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2019, so core deposit intangibles were not required to be retested.

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
Recently Issued Accounting Standards:

FASB Accounting Standards Update (ASU) 2016-02 - Leases - Overall (Subtopic 845), was issued February 2016. ASU 2016-02 will, among other things, require lessees to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model and ASC Topic 606, “Revenue from Contracts with Customers.” ASU 2016-02 was effective for us on January 1, 2019 and initially required transition using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842) - Targeted Improvements,” which, among other things, provides an additional transition method that would allow entities to not apply the guidance in ASU 2016-02 in the comparative periods presented in the financial statements and instead recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB also issued ASU 2018-20, “Leases (Topic 842) - Narrow-Scope Improvements for Lessors,” which provides for certain policy elections and changes lessor accounting for sales and similar taxes and certain lessor costs. As of January 1, 2019, the Company adopted ASU 2016-02 and has recorded a right-of-use asset and lease liability of approximately $10 million on the balance sheet for its operating leases where it is a lessee. The Company elected to apply certain practical expedients provided under ASU 2016-02 whereby the Company will not reassess(i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) initial direct costs for any existing leases. The Company also did not apply the recognition requirements of ASU 2016-02 to any short-term leases (as defined by related accounting guidance). The Company accounts for lease and non-lease components separately because such amounts are readily determinable under the Company’s lease contracts and because the Company expects this election will result in a lower impact on our balance sheet.

FASB Accounting Standards Update (ASU) 2016-13 - Measurement of Credit Losses on Financial Instruments (Subtopic 326): Financial Instruments - Credit Losses, commonly referred to as “CECL,” was issued June 2016. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL, reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. On August 15, 2019, the FASB issued a proposed Accounting Standards Update (ASU), “Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” that would provide private entities and certain small public companies additional time to implement the standards of CECL, leases, and hedging. On October 16, 2019, the FASB affirmed this proposal and directed the staff to draft a final ASU. The final ASU extended the effective date for SEC filers, such as the Company, that are classified as small reporting companies to January 1, 2023.

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

FASB Accounting Standards Update (ASU) 2017-04 - Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment, was issued January 2017. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-04 during the first quarter of 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Accounting Standards Update (ASU) 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The provisions of the update require premiums recognized upon the purchase of callable debt securities to be amortized to the earliest call date in order to avoid losses recognized upon call. For public business entities that are SEC filers, the amendments of the update are effective in fiscal years beginning after December 15, 2018. The Company adopted this ASU effective January 1, 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Upon adoption, the Company expects that it will have a slight change in presentation, and an immaterial impact to its results of operations, financial position, and liquidity.

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
In accordance with GAAP guidance for business combinations, the Company recorded $13,466,000 of goodwill and $1,879,000 of other intangible assets on the acquisition date. The other intangible assets are primarily related to core deposits and are being amortized using a straight-line method over a period of five years with no significant residual value. For tax purposes, purchase accounting adjustments including goodwill are all non-taxable and/or non-deductible. Acquisition related costs of $0 and $217,000 are included in the income statement for the years ended December 31, 2019 and 2018, respectively.
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

Pro Forma Results of Operations

The accompanying consolidated financial statements include the accounts of Folsom Lake Bank since October 1, 2017. The following table presents pro forma results of operations information for the periods presented as if the acquisitions had occurred on January 1, 2017 after giving effect to certain adjustments. The unaudited pro forma results of operations for the year ended December 31, 2017 include the historical accounts of the Company, Folsom Lake Bank, and pro forma adjustments as may be required, including the amortization of intangibles with definite lives and the amortization or accretion of any premiums or discounts arising from fair value adjustments for assets acquired and liabilities assumed. The pro forma information is intended for informational purposes only and is not necessarily indicative of the Company’s future operating results or operating results that would have occurred had the acquisitions been completed at the beginning of each respective year. No assumptions have been applied to the pro forma results of operations regarding possible revenue enhancements, expense efficiencies or asset dispositions. (In thousands, except per-share amounts):

For the Year Ended December 31,
2017
Net interest income	$61,059
Provision for (reversal of) credit losses	(1,150)
Non-interest income	11,240
Non-interest expense	51,415
Income before provision for income taxes	22,034
Provision for income taxes	9,168
Net income	$12,866
Net income available to common shareholders	$12,866
Basic earnings per common share	$1.03
Diluted earnings per common share	$1.01

3.	FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,195	$24,195	$—	$—	$24,195
Interest-earning deposits in other banks	28,379	28,379	—	—	28,379
Available-for-sale investment securities	470,746	—	470,746	—	470,746
Equity securities	7,472	7,472	—	—	7,472
Loans, net	934,250	—	—	928,807	928,807
Federal Home Loan Bank stock	6,062	N/A	N/A	N/A	N/A
Accrued interest receivable	5,591	33	1,798	3,760	5,591
Financial liabilities:
Deposits	1,333,285	1,160,224	93,395	—	1,253,619
Short-term borrowings	—	—	5,000	—	5,000
Junior subordinated deferrable interest debentures	5,155	—	—	3,976	3,976
Accrued interest payable	176	—	129	47	176

	December 31, 2018
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,954	$24,954	$—	$—	$24,954
Interest-earning deposits in other banks	6,773	6,773	—	—	6,773
Available-for-sale investment securities	463,905	—	463,905	—	463,905
Equity securities	7,254	7,254	—	—	7,254
Loans, net	909,591	—	—	899,214	899,214
Federal Home Loan Bank stock	6,843	N/A	N/A	N/A	N/A
Accrued interest receivable	6,429	32	2,323	4,074	6,429
Financial liabilities:
Deposits	1,282,298	1,031,369	95,633	—	1,127,002
Short-term borrowings	10,000	—	10,000	—	10,000
Junior subordinated deferrable interest debentures	5,155	—	—	4,114	4,114
Accrued interest payable	134	—	81	53	134

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

(c) Loans — Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Purchased credit impaired (PCI) loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value and included in Level 3. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are initially valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The estimated fair values of financial instruments disclosed above a follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2019:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$14,494	$—	$14,494	$—
Obligations of states and political subdivisions	91,111	—	91,111	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	196,719	—	196,719	—
Private label mortgage and asset backed securities	159,378	—	159,378	—
Corporate debt securities	9,044	—	9,044	—
Equity Securities	7,472	7,472	—	—
Total assets measured at fair value on a recurring basis	$478,218	$7,472	$470,746	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2019, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2019. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2019.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. As of December 31, 2019 there were no impaired loans or assets that were measured at the lower of cost or fair value.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2019.
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
As of December 31, 2019, there were no loans measured using the fair value of the collateral for collateral dependent loans.
During the year ended December 31, 2019 specific allocation for the allowance for credit losses related to loans carried at fair value was $0, compared to $27,000 during the year ended December 31, 2018. There were no net charge-offs related to loans carried at fair value at December 31, 2019 and 2018.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2019.

The following two tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2018:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$21,321	$—	$21,321	$—
Obligations of states and political subdivisions	81,504	—	81,504	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	234,930	—	234,930	—
Private label residential mortgage and asset backed securities	126,150	—	126,150	—
Other equity securities	7,254	7,254	—	—
Total assets measured at fair value on a recurring basis	$471,159	$7,254	$463,905	$—

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

As of December 31, 2018, impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans in which the collateral value did not exceed the loan balance had a principal balance of $161,000 with a valuation allowance of $27,000 at December 31, 2018, resulting in a fair value of $134,000. The valuation allowance represent specific allocation for the allowance for credit losses for impaired loans. During the year ended December 31, 2018, there was no net charge-offs related to loans carried at fair value.
There were no liabilities measured at fair value on a non-recurring basis at December 31, 2018.

4.	INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $3,999,000 at December 31, 2019 compared to an unrealized loss of $(6,257,000) at December 31, 2018. The unrealized gain/(loss) recorded is net of $1,182,000 and $(1,850,000) in tax liabilities (benefits) as accumulated other comprehensive income within shareholders’ equity at December 31, 2019 and 2018, respectively.

The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$14,740	$12	$(258)	$14,494
Obligations of states and political subdivisions	89,574	2,965	(1,428)	91,111
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	198,125	1,409	(2,815)	196,719
Private label mortgage and asset backed securities	155,308	4,223	(153)	159,378
Corporate debt securities	9,000	79	(35)	9,044
	$466,747	$8,688	$(4,689)	$470,746

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$21,723	$—	$(402)	$21,321
Obligations of states and political subdivisions	79,886	2,205	(587)	81,504
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	239,388	253	(4,711)	234,930
Private label mortgage and asset backed securities	129,165	756	(3,771)	126,150
`	$470,162	$3,214	$(9,471)	$463,905

Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2019, 2018, and 2017 are shown below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Available-for-Sale Securities
Proceeds from sales or calls	$281,906	$246,824	$228,405
Gross realized gains from sales or calls	$5,319	$1,976	$4,701
Gross realized losses from sales or calls	$(120)	$(662)	$(1,899)

Losses recognized in 2019, 2018, and 2017 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.
The provision for income taxes includes $1,537,000, $388,000, and $1,178,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2019, 2018, and 2017, respectively.

Investment securities with unrealized losses at December 31, 2019 and 2018 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$—	$—	$13,713	$(258)	$13,713	$(258)
Obligations of states and political subdivisions	65,606	(1,428)	—	—	65,606	(1,428)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	71,650	(932)	69,518	(1,883)	141,168	(2,815)
Private label residential mortgage and asset backed securities	17,811	(81)	5,624	(72)	23,435	(153)
Corporate debt securities	3,965	(35)	—	—	3,965	(35)
	$159,032	$(2,476)	$88,855	$(2,213)	$247,887	$(4,689)

	December 31, 2018
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$14,891	$(254)	$6,430	$(148)	$21,321	$(402)
Obligations of states and political subdivisions	10,056	(99)	22,945	(488)	33,001	(587)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	61,866	(424)	124,673	(4,287)	186,539	(4,711)
Private label residential mortgage backed securities	31,325	(195)	84,784	(3,576)	116,109	(3,771)
	$118,138	$(972)	$238,832	$(8,499)	$356,970	$(9,471)

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
As of December 31, 2019, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2019, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2019 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no OTTI losses recorded during the twelve months ended December 31, 2019, 2018, or 2017.

U.S. Government Agencies - At December 31, 2019, the Company held six U.S. Government agency securities of which none were in a loss position for less than 12 months and five were in a loss position and had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in U.S. Government Agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Obligations of States and Political Subdivisions - At December 31, 2019, the Company held 41 obligations of states and political subdivision securities of which 15 were in a loss position.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2019, the Company held 119 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 22 were in a loss position for less than 12 months and 18 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Private Label Mortgage and Asset Backed Securities - At December 31, 2019, the Company had a total of 41 PLMBS with a remaining principal balance of $155,308,000 and a gross and net unrealized loss of approximately $4,070,000.  Four of these securities were in a loss position for less than 12 months and one has been in a loss position for more than 12 months at December 31, 2019.  Seven of these PLMBS with a remaining principal balance of $1,593,000 had credit ratings below investment grade. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2019.

Corporate Debt Securities

At December 31, 2019, the Company held two corporate debt securities of which one was in a loss position.

The following table provides a rollforward for the years ended December 31, 2019 and 2018 of investment securities credit losses recorded in earnings (in thousands). The beginning balance represents the credit loss component for which OTTI occurred on debt securities in prior periods.  Additions represent the first time a debt security was credit impaired or when subsequent credit impairments have occurred on securities for which OTTI credit losses have been previously recognized.

	Years ended December 31,
	2019	2018
Beginning balance of credit losses recognized	$874	$874
Amounts related to credit loss for which an OTTI charge was not previously recognized	—	—
Realized losses for securities sold	—	—
Ending balance of credit losses recognized	$874	$874

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2019 and 2018 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	1,561	1,697	2,769	2,899
After five years through ten years	20,280	21,088	21,831	22,278
After ten years	67,733	68,326	55,286	56,327
	89,574	91,111	79,886	81,504
Investment securities not due at a single maturity date:
Treasuries	—	—	—	—
U.S. Government agencies	14,740	14,494	21,723	21,321
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	198,125	196,719	239,388	234,930
Private label mortgage and asset backed securities	155,308	159,378	129,165	126,150
Corporate debt securities	9,000	9,044	—	—
	$466,747	$470,746	$470,162	$463,905

Investment securities with amortized costs totaling $89,158,000 and $80,001,000 and fair values totaling $91,677,000 and $79,662,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2019 and 2018, respectively.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2019	% of Total loans	December 31, 2018	% of Total loans
Commercial:
Commercial and industrial	$102,541	10.9%	$101,533	11.1%
Agricultural production	23,159	2.6%	7,998	0.9%
Total commercial	125,700	13.5%	109,531	12.0%
Real estate:
Owner occupied	197,946	21.0%	183,169	19.9%
Real estate construction and other land loans	73,718	7.8%	101,606	11.1%
Commercial real estate	329,333	34.9%	305,118	33.2%
Agricultural real estate	76,304	8.1%	76,884	8.4%
Other real estate	31,241	3.3%	32,799	3.6%
	708,542	75.1%	699,576	76.2%
Consumer:
Equity loans and lines of credit	64,841	6.9%	69,958	7.6%
Consumer and installment	42,782	4.5%	38,038	4.2%
Total consumer	107,623	11.4%	107,996	11.8%
Net deferred origination costs	1,515		1,592
Total gross loans	943,380	100.0%	918,695	100.0%
Allowance for credit losses	(9,130)		(9,104)
Total loans	$934,250		$909,591

At December 31, 2019 and 2018, loans originated under Small Business Administration (SBA) programs totaling $21,910,000 and $22,297,000, respectively, were included in the real estate and commercial categories. Approximately $446,494,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $304,987,000 as of December 31, 2019.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $2,116,000, $2,453,000, and $2,593,000 have been deferred as loan origination costs for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of year	$9,104	$8,778	$9,326
Provision (reversal) charged to operations	1,025	50	(1,150)
Losses charged to allowance	(1,196)	(210)	(464)
Recoveries	197	486	1,066
Balance, end of year	$9,130	$9,104	$8,778

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2019, 2018, and 2017 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
(Reversal) provision charged to operations	655	230	172	(32)	1,025
Losses charged to allowance	(1,032)	—	(164)	—	(1,196)
Recoveries	134	—	63	—	197
Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130

Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
(Reversal) provision charged to operations	(513)	642	(60)	(19)	50
Losses charged to allowance	(94)	—	(116)	—	(210)
Recoveries	207	102	177	—	486
Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104

Allowance for credit losses:
Beginning balance, January 1, 2017	$2,180	$6,200	$852	$94	$9,326
(Reversal) provision charged to operations	(762)	(449)	68	(7)	(1,150)
Losses charged to allowance	(207)	(22)	(235)	—	(464)
Recoveries	860	66	140	—	1,066
Ending balance, December 31, 2017	$2,071	$5,795	$825	$87	$8,778

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2019 and December 31, 2018 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130
Ending balance: individually evaluated for impairment	$2	$3	$35	$—	$40
Ending balance: collectively evaluated for impairment	$1,426	$6,766	$862	$36	$9,090

Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104
Ending balance: individually evaluated for impairment	$9	$27	$54	$—	$90
Ending balance: collectively evaluated for impairment	$1,662	$6,512	$772	$68	$9,014

The following table shows the ending balances of loans as of December 31, 2019 and December 31, 2018 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2019	$125,700	$708,542	$107,623	$941,865
Ending balance: individually evaluated for impairment	$187	$2,036	$1,511	$3,734
Ending balance: collectively evaluated for impairment	$125,513	$706,506	$106,112	$938,131

Loans:
Ending balance, December 31, 2018	$109,531	$699,576	$107,996	$917,103
Ending balance: individually evaluated for impairment	$348	$4,215	$1,346	$5,909
Ending balance: collectively evaluated for impairment	$109,183	$695,361	$106,650	$911,194

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$86,705	$2,635	$13,201	$—	$102,541
Agricultural production	18,814	—	4,345	—	23,159
Real Estate:
Owner occupied	186,370	6,881	4,695	—	197,946
Real estate construction and other land loans	72,142	—	1,576	—	73,718
Commercial real estate	310,982	17,202	1,149	—	329,333
Agricultural real estate	68,032	946	7,326	—	76,304
Other real estate	31,241	—	—	—	31,241
Consumer:
Equity loans and lines of credit	62,776	519	1,546	—	64,841
Consumer and installment	42,782	—	—	—	42,782
Total	$879,844	$28,183	$33,838	$—	$941,865

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2018 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$86,876	$12,072	$2,585	$—	$101,533
Agricultural production	5,955	2,043	—	—	7,998
Real Estate:
Owner occupied	179,214	3,056	899	—	183,169
Real estate construction and other land loans	95,301	3,270	3,035	—	101,606
Commercial real estate	298,714	5,268	1,136	—	305,118
Agricultural real estate	57,544	165	19,175	—	76,884
Other real estate	32,799	—	—	—	32,799
Consumer:
Equity loans and lines of credit	68,016	380	1,562	—	69,958
Consumer and installment	38,036	—	2	—	38,038
Total	$862,455	$26,254	$28,394	$—	$917,103

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$17	$—	$—	$17	$102,524	$102,541	$—	$187
Agricultural production	—	—	—	—	23,159	23,159	—	—
Real estate:	—				—	—
Owner occupied	—	218	—	218	197,728	197,946	—	416
Real estate construction and other land loans	—	—	—	—	73,718	73,718	—	—
Commercial real estate	—	381	—	381	328,952	329,333	—	381
Agricultural real estate	—	—	—	—	76,304	76,304	—	321
Other real estate	—	—	—	—	31,241	31,241	—	—
Consumer:					—	—
Equity loans and lines of credit	—	—	—	—	64,841	64,841	—	388
Consumer and installment	168	—	—	168	42,614	42,782	—	—
Total	$185	$599	$—	$784	$941,081	$941,865	$—	$1,693

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2018 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$255	$—	$—	$255	$101,278	$101,533	$—	$298
Agricultural production	—	—	—	—	7,998	7,998	—	—
Real estate:	—					—
Owner occupied	215	—	—	215	182,954	183,169	—	215
Real estate construction and other land loans	—	—	1,439	1,439	100,167	101,606	—	1,439
Commercial real estate	—	—	—	—	305,118	305,118	—	418
Agricultural real estate	—	—	—	—	76,884	76,884	—	—
Other real estate	—	—	—	—	32,799	32,799	—	—
Consumer:						—
Equity loans and lines of credit	953	—	—	953	69,005	69,958	—	370
Consumer and installment	7	—	—	7	38,031	38,038	—	—
Total	$1,430	$—	$1,439	$2,869	$914,234	$917,103	$—	$2,740

The following table shows information related to impaired loans by class at December 31, 2019 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$163	$432	$—
Real estate:
Owner occupied	416	426	—
Real estate construction and other land loans	—	—	—
Commercial real estate	1,110	1,361	—
Agricultural real estate	321	321	—
Total real estate	1,847	2,108	—
Consumer:
Equity loans and lines of credit	220	256	—
Total with no related allowance recorded	2,230	2,796	—

With an allowance recorded:
Commercial:
Commercial and industrial	24	27	2
Real estate:
Commercial real estate	152	153	3
Agricultural real estate	37	37	—
Total real estate	189	190	3
Consumer:
Equity loans and lines of credit	1,291	1,292	35
Total with an allowance recorded	1,504	1,509	40
Total	$3,734	$4,305	$40

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following table shows information related to impaired loans by class at December 31, 2018 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$259	$493	$—
Real estate:
Owner occupied	215	215	—
Real estate construction and other land loans	2,613	2,676	—
Commercial real estate	1,182	1,414	—
Total real estate	4,010	4,305	—
Consumer:
Equity loans and lines of credit	248	285	—
Total with no related allowance recorded	4,517	5,083	—

With an allowance recorded:
Commercial:
Commercial and industrial	89	90	9
Real estate:
Commercial real estate	161	162	27
Agricultural real estate	44	44	—
Consumer:
Equity loans and lines of credit	1,098	1,103	54
Total with an allowance recorded	1,392	1,399	90
Total	$5,909	$6,482	$90

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018		Year Ended December 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$214	$—	$311	$—	$404	$—
Total commercial	214	—	311	—	404	—
Real estate:
Owner occupied	223	—	17	—	24	—
Real estate construction and other land loans	1,174	45	2,857	85	1,228	114
Commercial real estate	1,306	50	1,542	51	1,370	53
Agricultural real estate	25	—	1,173	159	—	—
Other real estate	—	—	702	—	—	—
Total real estate	2,728	95	6,291	295	2,622	167
Consumer:
Equity loans and lines of credit	593	13	217	—	132	—
Consumer and installment	—	—	—	—	6	—
Total consumer	593	13	217	—	138	—
Total with no related allowance recorded	3,535	108	6,819	295	3,164	167
	—
With an allowance recorded:	—
Commercial:						—
Commercial and industrial	57	1	55	4	38	1
Total commercial	57	1	55	4	38	1
Real estate:		—		—		—
Real estate construction and other land loans	—	—	—	—	1,827	—
Commercial real estate	325	12	200	12	470	—
Agricultural real estate	42	2	49	3	43	3
Other real estate	—	—	86	—	—	—
Total real estate	367	14	335	15	2,340	3
Consumer:
Equity loans and lines of credit	1,139	56	1,054	57	239	32
Consumer and installment	20	—	3	—	1	—
Total consumer	1,159	56	1,057	57	240	32
Total with an allowance recorded	1,583	71	1,447	76	2,618	36
Total	$5,118	$179	$8,266	$371	$5,782	$203

Foregone interest on nonaccrual loans totaled $85,000, $267,000, and $210,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2019 and 2018, the Company has a recorded investment in troubled debt restructurings of $2,362,000 and, $3,220,000, respectively. The Company has allocated $38,000 and $50,000 of specific reserves for those loans at December 31, 2019 and 2018, respectively. The Company has committed to lend no additional amounts as of December 31, 2019 to customers with outstanding loans that are classified as troubled debt restructurings.
For the years ended December 31, 2019, 2018, and 2017 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2019 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Consumer:
Equity loans and line of credit	3	532	—	532	446

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2018 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$38	$—	$38	$30
Real Estate:
Commercial real estate	1	$166	$—	$166	$161
Total	2	$204	$—	$204	$191

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2017 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Real Estate:
Agricultural real estate	1	$59		$59	$51
Consumer
Equity loans and line of credit	2	490	—	1,066	1,059
Total	3	$549	$—	$1,125	$1,110

(1)	Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.

(2)	Balance outstanding after principal modification, if any borrower reduction to recorded investment.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2019, 2018, and 2017.

6.	BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$1,131	$1,131
Buildings and improvements	6,948	6,753
Furniture, fixtures and equipment	11,045	12,665
Leasehold improvements	4,198	4,369
	23,322	24,918
Less accumulated depreciation and amortization	(15,704)	(16,434)
	$7,618	$8,484

Depreciation and amortization included in occupancy and equipment expense totaled $1,742,000, $1,703,000 and $1,429,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

The change in goodwill during the years ended December 31, 2019, 2018, and 2017 is as follows (in thousands):

	2019	2018	2017
Balance, beginning of year	$53,777	$53,777	$40,231
Acquired goodwill	—	—	13,546
Impairment	—	—	—
Balance, end of year	$53,777	$53,777	$53,777

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2019 and 2018 was $53,777,000. Total goodwill at December 31, 2019 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2019, so goodwill was not required to be retested.
The intangible assets at December 31, 2019 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Folsom Lake Bank in 2017 of $1,879,000, Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition. At December 31, 2019, the weighted average remaining amortization period is three years.  The carrying value of intangible assets at December 31, 2019 was $1,878,000, net of $1,874,000 in accumulated amortization expense.  The carrying value at December 31, 2018 was $2,572,000, net of $1,180,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2019 and determined no impairment was necessary.  Amortization expense recognized was $695,000 for 2019, $455,000 for 2018, and $234,000 for 2017.

The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2020	696
2021	661
2022	455
2023	66
Thereafter	—
Total	$1,878

8. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2019	2018
Savings	$112,271	$114,565
Money market	266,609	267,820
NOW accounts	266,048	252,439
Time, $250,000 or more	22,729	30,902
Time, under $250,000	71,001	65,915
	$738,658	$731,641

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2020	$77,864
2021	11,091
2022	2,192
2023	1,016
2024	752
Thereafter	815
$93,730

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Savings	$28	$37	$33
Money market	656	419	211
NOW accounts	538	414	317
Time certificates of deposit	706	283	408
	$1,928	$1,153	$969

9. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2019, the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. As of December 31, 2018, the Company had $10,000,000 FHLB advances.

Approximately $446,494,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $304,987,000 as of December 31, 2019. FHLB advances are also secured by investment securities with amortized costs totaling $248,000 and $326,000 and market values totaling $256,000 and $337,000 at December 31, 2019 and 2018, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $70,000,000 and $40,000,000 at December 31, 2019 and 2018, respectively, at interest rates which vary with market conditions. As of December 31, 2019 and 2018, the Company had no Federal funds purchased.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $4,931,000 and $4,364,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2019 and 2018, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $5,065,000 and $4,498,000 and market values totaling $5,036,000 and $4,475,000, respectively.  At December 31, 2019 and 2018, the Bank had no outstanding borrowings with the FRB.

Note 10.  Leases

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

Future minimum lease payments on noncancelable operating leases are as follows (in thousands):

Years Ending December 31,
2020	$2,103
2021	1,984
2022	1,655
2023	1,539
2024	1,296
Thereafter	2,880
Total lease payments	11,457
Less: imputed interest	(1,039)
Present value of operating lease liabilities	$10,418

Minimum future rental payments under noncancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, are as follows (in thousands):

Minimum future rental payments
2019	$2,384
2021	2,078
2022	1,805
2023	1,552
2024	1,448
Thereafter	4,334
$13,601

The table below summarizes the total lease cost:

(Dollars in thousands)	For the Twelve Months ended December 31, 2019
Operating lease cost	$2,226
Short-term lease cost	68
Variable lease cost	375
Total lease cost	$2,669

The table below summarizes other information related to our operating leases:

For the Twelve Months ending December 31, 2019
Weighted average remaining lease term, in years	7
Weighted average discount rate	2.93%

The table below shows operating lease right of use assets and operating lease liabilities as of December 31, 2019:

(Dollars in thousands)
Operating lease right-of-use assets	$9,735
Operating lease liabilities	10,418

11. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2019, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2019, the rate was 3.59%.  Interest expense recognized by the Company for the years ended December 31, 2019, 2018, and 2017 was $210,000, $199,000 and $147,000, respectively.

12. INCOME TAXES

The provision for income taxes for the years ended December 31, 2019, 2018, and 2017 consisted of the following (in thousands):

	Federal	State	Total
2019
Current	$5,747	$3,351	$9,098
Deferred	(387)	(202)	(589)
Provision for income taxes	$5,360	$3,149	$8,509
2018
Current	$3,995	$2,689	$6,684
Deferred	(140)	76	(64)
Provision for income taxes	$3,855	$2,765	$6,620
2017
Current	$1,188	$1,224	$2,412
Deferred	3,328	518	3,846
Re-measurement resulting from Tax Act	3,535	—	3,535
Provision for income taxes	$8,051	$1,742	$9,793

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for credit losses	$2,638	$2,380
Deferred compensation	4,490	4,347
Unrealized loss on available-for-sale investment securities	—	1,850
Net operating loss carryovers	2,266	2,407
Mark-to-market adjustment	58	53
Other deferred tax assets	374	445
Other-than-temporary impairment	192	192
Loan and investment impairment	1,158	1,450
Operating lease liabilities	3,080	—
Partnership income	200	55
State taxes	692	575
Total deferred tax assets	15,148	13,754
Deferred tax liabilities:
Operating lease right-of-use assets	(2,878)	—
Finance leases	(175)	(173)
Unrealized gain on available-for-sale investment securities	(1,182)	—
Core deposit intangible	(555)	(760)
FHLB stock	(234)	(234)
Loan origination costs	(925)	(891)
Bank premises and equipment	(459)	(513)
Total deferred tax liabilities	(6,408)	(2,571)
Net deferred tax assets	$8,740	$11,183

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, Management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2019 and 2018.
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2019, 2018, and 2017 consisted of the following:

	2019	2018	2017
Federal income tax, at statutory rate	21.0%	21.0%	35.0%
State taxes, net of Federal tax benefit	8.3%	7.8%	4.8%
Tax exempt investment security income, net	(0.9)%	(2.7)%	(10.1)%
Bank owned life insurance, net	(0.4)%	(0.6)%	(0.8)%
Compensation - Stock Compensation	(0.2)%	(0.6)%	(2.8)%
Re-measurement resulting from Tax Act	—%	—%	14.8%
Change in uncertain tax positions	—%	(0.3)%	(0.9)%
Other	0.6%	(0.9)%	1.1%
Effective tax rate	28.4%	23.7%	41.1%

As of December 31, 2019, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $7,571,000 and $7,893,000, respectively. These NOLs were acquired through business combinations and are subject to IRC

382 will begin expiring at various dates between 2029 and 2035, for federal and California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.
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
The Company and its subsidiary file income tax returns in the U.S. federal, California, and Utah jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or state income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2016 and by the state taxing authorities for the years ended before December 31, 2015.
As of December 31, 2019, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.
During the years ended December 31, 2019 and 2018, the Company recorded no interest or penalties related to uncertain tax positions.

13. COMMITMENTS AND CONTINGENCIES

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2019 was $17,392,000.

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $327,000 at December 31, 2019.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2019	2018
Commitments to extend credit	$289,465	$309,824
Standby letters of credit	$1,717	$2,450

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2019 and 2018.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2019, commercial loan commitments represent 53% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 39% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 8% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2019 and 2018, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000 and $225,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2019, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.5% of total loans of which 13.5% were commercial and 82.0% were real-estate-related.
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
In addition, a “capital conversation buffer” is established which, when fully phased-in, will require maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer will increase the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new buffer requirement was phased-in between January 1, 2016 and January 1, 2019. The capital conservation buffer as of December 31, 2019 was 2.5% and 1.875% as of December 31, 2018. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2019 and 2018.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s and the Bank’s actual capital ratios as of December 31, 2019 and December 31, 2018, as well as the minimum capital ratios for capital adequacy for the Bank.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2019	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$172,945	11.38%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$167,945	14.55%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$172,945	14.98%	N/A	N/A
Total Risk-Based Capital Ratio	$182,325	15.79%	N/A	N/A

December 31, 2018
Tier 1 Leverage Ratio	$171,149	11.48%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$166,149	15.13%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$171,149	15.59%	N/A	N/A
Total Risk-Based Capital Ratio	$180,478	16.44%	N/A	N/A
(1) Effective August 30, 2018 the minimum regulatory requirements were eliminated for bank holding companies with less than $3 billion of assets

The following table presents the Bank’s regulatory capital ratios as of December 31, 2019 and December 31, 2018.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2019	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$171,332	11.27%	$60,810	4.00%
Common Equity Tier 1 Ratio (CET 1)	$171,332	14.85%	$51,930	7.00%
Tier 1 Risk-Based Capital Ratio	$171,332	14.85%	$69,240	8.50%
Total Risk-Based Capital Ratio	$180,712	15.66%	$92,320	10.50%

December 31, 2018
Tier 1 Leverage Ratio	$168,770	11.32%	$59,639	4.00%
Common Equity Tier 1 Ratio (CET 1)	$168,770	15.38%	$49,388	6.38%
Tier 1 Risk-Based Capital Ratio	$168,770	15.38%	$65,850	7.88%
Total Risk-Based Capital Ratio	$178,099	16.23%	$87,800	9.88%
(1) The 2019 and 2018 minimum regulatory requirement threshold includes the capital conservation buffer of 2.50% and 1.250%, respectively.

Dividends - During 2019, the Bank declared and paid cash dividends to the Company in the amount of $20,100,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,805,000 or $0.43 per common share cash dividend to shareholders of record during the year ended December 31, 2019.
During 2018, the Bank declared and paid cash dividends to the Company in the amount of $2,850,000, in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $4,270,000 or $0.31 per common share cash dividend to shareholders of record during the year ended December 31, 2018.
During 2017, the Bank declared and paid cash dividends to the Company in the amount of $3,133,000, in connection with the SVB acquisition, and cash dividends approved by the Company’s Board of Directors. The Company declared and paid a total of $3,010,000 or $0.24 per common share cash dividend to shareholders of record during the year ended December 31, 2017.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2019, $32,116,000 of the Bank’s retained earnings were free of these restrictions.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2019	2018	2017
Basic Earnings Per Common Share:
Net income	$21,443	$21,289	$14,026
Weighted average shares outstanding	13,415,118	13,699,823	12,472,095
Net income per common share	$1.60	$1.55	$1.12
Diluted Earnings Per Common Share:
Net income	$21,443	$21,289	$14,026
Weighted average shares outstanding	13,415,118	13,699,823	12,472,095
Effect of dilutive stock options and warrants	98,489	125,185	250,255
Weighted average shares of common stock and common stock equivalents	13,513,607	13,825,008	12,722,350
Net income per diluted common share	$1.59	$1.54	$1.10

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2019, 2018, and 2017.

15. SHARED-BASED COMPENSATION

On December 31, 2019, the Company had five share-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
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
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is over one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 788,166 shares remain reserved for future grants as of December 31, 2019.
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan whereby our employees may purchase Company common shares through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of an offering period at a discount of 10 percent from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The plan calls for 500,000 common shares to be set aside for employee purchases, and there were 473,692 shares available for future purchase under the plan as of December 31, 2019.
In October 2017, the Company adopted the Folsom Lake Bank 2007 Equity Incentive Plan (2007 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. While outstanding arrangements to issue shares under this plan, including options, continue in force until their expiration, no new options will be granted under this plan. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 38,400.
For the years ended December 31, 2019, 2018, and 2017, the compensation cost recognized for share-based compensation was $555,000, $482,000, and $384,000, respectively. The recognized tax benefit for share-based compensation expense was $46,000, $142,000, and $805,000 for 2019, 2018, and 2017 respectively.

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
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2019, 2018 and 2017 from any of the Company’s stock based compensation plans.
A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	202,215	$6.87
Options assumed in acquisition	313,360	$11.79
Options exercised	(281,125)	$10.47
Options forfeited	(1,580)	$8.11
Options outstanding at December 31, 2017	232,870	$9.13	2.87	$2,574
Options exercised	(74,030)	$9.97
Options forfeited	(4,400)	$10.85
Options outstanding at December 31, 2018	154,440	$8.68	2.81	$1,554
Options exercised	(32,120)	$8.59
Options forfeited	(1,200)	$5.55
Options outstanding at December 31, 2019	121,120	$8.73	2.06	$1,567
Options vested or expected to vest at December 31, 2019	121,120	$8.73	2.06	$1,567
Options exercisable at December 31, 2019	121,120	$8.73	2.06	$1,567

Information related to the stock option plan during each year follows (in thousands):

	2019	2018	2017
Intrinsic value of options exercised	$366	$767	$2,807
Cash received from options exercised	$276	$738	$2,835
Excess tax benefit realized for option exercises	$46	$142	$805

As of December 31, 2019, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested.

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

The following table presents the restricted common stock activity during the years presented:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2017	93,501	$13.35
Vested	(27,373)	$13.34
Forfeited	(2,360)	$14.07
Nonvested outstanding shares at December 31, 2017	63,768	$13.33
Granted	22,204	$20.76
Vested	(20,733)	$13.09
Forfeited	(1,710)	$14.37
Nonvested outstanding shares at December 31, 2018	63,529	$15.98
Granted	25,420	$19.77
Vested	(40,159)	$16.61
Forfeited	(3,630)	$18.06
Nonvested outstanding shares at December 31, 2019	45,160	$17.38

During the years ended December 31, 2019 and 2018, 25,420, and 22,204 shares of restricted common stock were granted from outstanding grants under the 2005 and 2015 Plans. The restricted common stock had a weighted average fair value of 19.77 and 20.76 per share on the date of grant during the years ended December 31, 2019 and 2018, respectively. The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.
As of December 31, 2019, there were 45,160 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $533,000, $459,000, and $349,000 for the year ended December 31, 2019, 2018, and 2017 respectively.
As of December 31, 2019, there was $490,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 1.57 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $815,000 at December 31, 2019.

16. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $750,000, $900,000, and $600,000 to the profit sharing plan in 2019, 2018, and 2017, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year. For the year ended December 31, 2019, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2018 and 2017, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2019, 2018, and 2017, the Bank made matching contributions totaling $959,000, $748,000, and $686,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.12% at December 31, 2019).  At December 31, 2019 and 2018, the total net deferrals included in accrued interest payable and other liabilities were $4,177,000 and $3,842,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $9,686,000 and $9,436,000 and at December 31, 2019 and 2018, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2019, 2018, and 2017, was $250,000, $249,000, and $255,000, respectively.
In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (3.12% at December 31, 2019).  At December 31, 2019 and 2018, the total net deferrals included in accrued interest payable and other liabilities were $145,000 and $129,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 10-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2019, 2018, and 2017, totaled $1,465,000, $15,000, and $561,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $10,716,000 and $9,816,000 at December 31, 2019 and 2018, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.
In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $20,544,000 and $19,066,000 at December 31, 2019 and 2018, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2019, 2018, and 2017 totaled $478,000, $446,000, and $366,000, respectively.

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

17. LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2019	$11,738
Disbursements	1,752
Effects of changes in composition of related parties	(74)
Amounts repaid	(2,305)
Balance, December 31, 2019	$11,111
Undisbursed commitments to related parties, December 31, 2019	$1,454

18. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2019 and 2018

(In thousands)	2019	2018
ASSETS
Cash and cash equivalents	$1,675	$2,326
Investment in Bank subsidiary	231,671	222,514
Other assets	220	367
Total assets	$233,566	$225,207
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	283	314
Total liabilities	5,438	5,469
Shareholders’ equity:
Common stock	89,379	103,851
Retained earnings	135,932	120,294
Accumulated other comprehensive income (loss), net of tax	2,817	(4,407)
Total shareholders’ equity	228,128	219,738
Total liabilities and shareholders’ equity	$233,566	$225,207

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$20,100	$2,850	$3,133
Other income	6	6	4
Total income	20,106	2,856	3,137
Expenses:
Interest on junior subordinated deferrable interest debentures	210	199	147
Professional fees	209	217	231
Other expenses	437	548	1,019
Total expenses	856	964	1,397
Income before equity in undistributed net income of Subsidiary	19,250	1,892	1,740
Equity in undistributed net income of Subsidiary, net of distributions	1,932	19,075	11,754
Income before income tax benefit	21,182	20,967	13,494
Benefit from income taxes	261	322	532
Net income	$21,443	$21,289	$14,026

Comprehensive income	$28,667	$13,912	$16,867

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018, and 2017

(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$21,443	$21,289	$14,026
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(1,932)	(19,075)	(11,754)
Stock-based compensation	555	482	384
Net decrease (increase) in other assets	136	372	(114)
Net increase (decrease) in other liabilities	69	166	(7)
Benefit for deferred income taxes	10	11	155
Net cash provided by operating activities	20,281	3,245	2,690
Cash flows used in investing activities:
Investment in subsidiary	—	—	(151)
Cash flows from financing activities:
Cash dividend payments on common stock	(5,805)	(4,270)	(3,010)
Purchase and retirement of common stock	(15,619)	(894)	—
Proceeds from exercise of stock options	276	738	2,880
Proceeds from stock issued under employee stock purchase plan	216	211	—
Net cash used in financing activities	(20,932)	(4,215)	(130)
(Decrease) increase in cash and cash equivalents	(651)	(970)	2,409
Cash and cash equivalents at beginning of year	2,326	3,296	887
Cash and cash equivalents at end of year	$1,675	$2,326	$3,296

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$215	$185	$142
Non-cash investing and financing activities:
Common stock issued in acquisitions	$—	$—	$28,405

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(In thousands, except per share amounts)

	Q4 2019	Q3 2019	Q2 2019	Q1 2019	Q4 2018	Q3 2018	Q2 2018	Q1 2018
Net interest income	$15,786	$16,205	$15,946	$15,835	$15,973	$15,907	$15,397	$15,426
Provision for (Reversal of) credit losses	500	250	300	(25)	—	—	50	—
Net interest income after provision for credit losses	15,286	15,955	15,646	15,860	15,973	15,907	15,347	15,426
Other non-interest income	2,006	2,037	2,139	1,924	2,367	2,083	2,604	1,956
Net realized gains on investment securities	3	1,685	2,459	1,052	37	380	82	815
Total non-interest expense	11,127	11,534	11,772	11,667	11,410	10,791	11,499	11,368
Provision for income taxes	1,719	2,452	2,385	1,953	1,686	1,827	1,569	1,538
Net income	$4,449	$5,691	$6,087	$5,216	$5,281	$5,752	$4,965	$5,291
Basic earnings per share	$0.34	$0.43	$0.45	$0.38	$0.38	$0.42	$0.36	$0.39
Diluted earnings per share	$0.34	$0.42	$0.45	$0.38	$0.38	$0.42	$0.36	$0.39

ITEM 9 -	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -	CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019. We reviewed the results of management’s assessment with our Audit Committee.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2020 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2019 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

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

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1	Central Valley Community Bancorp 2000 Stock Option Plan, attached as Exhibit 99.1 to Registration Statement No. 333-52384 on Form S-8, filed December 21, 2000 and incorporated herein by reference.*

10.2
Central Valley Community Bancorp Incentive Stock Option Agreement, attached as Exhibit 10.2 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.3
Central Valley Community Bancorp Non-Statutory Stock Option Agreement, attached as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.4	Clovis Community Bank Incentive Stock Option Agreement, attached as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

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

10.22
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

10.24
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

10.29
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

10.30
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

10.37
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

10.41	Central Valley Community Bancorp 2005 Omnibus Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Def 14A proxy statement filed April 5, 2005.*

10.42
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006, attached as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006, filed August 11, 2006 and incorporated herein by reference.*

10.43
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

10.45
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

10.51
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

10.55
Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.85 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 13, 2010 and incorporated herein by reference.*

10.56
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.57
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

10.59
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

10.76
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

10.79
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.80
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.81
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

10.82	Executive Salary Continuation Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019 and incorporated herein by reference.*

10.83	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019 and incorporated herein by reference.*

10.84	Executive Salary Continuation Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019.*

10.85	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019.*

21	Subsidiaries.

22	N/A

23	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 6, 2020	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 6, 2020	By:	/s/ David A. Kinross
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

/s/ James M. Ford	Date: March 6, 2020
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross	Date: March 6, 2020
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

/s/ Daniel J. Doyle	Date: March 6, 2020
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 6, 2020
Daniel N. Cunningham, Vice Chairman of the Board and Director

/s/ Edwin S. Darden	Date: March 6, 2020
Edwin S. Darden, Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 6, 2020
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 6, 2020
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 6, 2020
Gary D. Gall, Director

/s/ Steven D. McDonald	Date: March 6, 2020
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 6, 2020
Louis McMurray, Director

/s/ Karen Musson	Date: March 6, 2020
Karen Musson, Director

/s/ Dorothea D. Silva	Date: March 6, 2020
Dorothea D. Silva, Director

/s/ William S. Smittcamp	Date: March 6, 2020
William S. Smittcamp, Director