Form 10-Q
period 2020-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2020-05-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 1, 2020 there were 12,475,439 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2020 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2020	December 31, 2019

ASSETS
Cash and due from banks	$22,713	$24,195
Interest-earning deposits in other banks	13,449	28,379
Total cash and cash equivalents	36,162	52,574
Available-for-sale debt securities	522,943	470,746
Equity securities	7,592	7,472
Loans, less allowance for credit losses of $10,546 at March 31, 2020 and $9,130 at December 31, 2019	919,223	934,250
Bank premises and equipment, net	7,410	7,618
Bank-owned life insurance	29,945	30,230
Federal Home Loan Bank stock	6,062	6,062
Goodwill	53,777	53,777
Core deposit intangibles	1,704	1,878
Accrued interest receivable and other assets	33,828	32,148
Total assets	$1,618,646	$1,596,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$603,998	$594,627
Interest bearing	746,593	738,658
Total deposits	1,350,591	1,333,285

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	44,227	30,187
Total liabilities	1,399,973	1,368,627
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,472,939 at March 31, 2020 and 13,052,407 at December 31, 2019	78,854	89,379
Retained earnings	141,147	135,932
Accumulated other comprehensive income (loss), net of tax	(1,328)	2,817
Total shareholders’ equity	218,673	228,128
Total liabilities and shareholders’ equity	$1,618,646	$1,596,755

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands, except share and per-share amounts)	2020	2019
INTEREST INCOME:
Interest and fees on loans	$12,898	$12,554
Interest on deposits in other banks	183	150
Interest and dividends on investment securities:
Taxable	3,266	3,023
Exempt from Federal income taxes	159	562
Total interest income	16,506	16,289
INTEREST EXPENSE:
Interest on deposits	432	393
Interest on junior subordinated deferrable interest debentures	45	57
Other	—	4
Total interest expense	477	454
Net interest income before provision for credit losses	16,029	15,835
PROVISION FOR (REVERSAL OF) CREDIT LOSSES	1,375	(25)
Net interest income after provision for credit losses	14,654	15,860
NON-INTEREST INCOME:
Service charges	646	690
Appreciation in cash surrender value of bank-owned life insurance	182	171
Interchange fees	333	343
Net realized gains on sales of investment securities	4,198	1,052
Federal Home Loan Bank dividends	107	121
Loan placement fees	299	139
Other income	776	460
Total non-interest income	6,541	2,976
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,512	6,490
Occupancy and equipment	1,144	1,479
Professional services	458	327
Data processing	336	395
Regulatory assessments	47	152
ATM/Debit card expenses	294	191
Information technology	608	777
Directors’ expenses	192	176
Advertising	173	202
Internet banking expense	196	194
Amortization of core deposit intangibles	174	174
Other	944	1,110
Total non-interest expenses	12,078	11,667
Income before provision for income taxes	9,117	7,169
Provision for income taxes	2,494	1,953
Net income	$6,623	$5,216
Earnings per common share:
Basic earnings per share	$0.52	$0.38
Weighted average common shares used in basic computation	12,734,971	13,646,489
Diluted earnings per share	$0.52	$0.38
Weighted average common shares used in diluted computation	12,779,096	13,755,615
Cash dividend per common share	$0.11	$0.10

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2020	2019
Net income	$6,623	$5,216
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,687)	8,618
Reclassification of net gains included in net income	(4,198)	(1,052)
Other comprehensive income (loss), before tax	(5,885)	7,566
Tax effect	1,740	(2,237)
Total other comprehensive income (loss)	(4,145)	5,329
Comprehensive income	$2,478	$10,545

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2019	13,754,965	$103,851	$120,294	$(4,407)	$219,738
Net income	—	—	5,216	—	5,216
Other comprehensive income	—	—	—	5,329	5,329
Restricted stock granted, net of forfeitures	(90)	—	—	—	—
Stock issued under employee stock purchase plan	4,603	80			80
Stock awarded to employees	5,295	100			100
Stock-based compensation expense	—	143	—	—	143
Cash dividend	—	—	(1,372)	—	(1,372)
Stock options exercised	13,636	95	—	—	95
Repurchase and retirement of common stock	(97,479)	(1,874)			(1,874)
Balance, March 31, 2019	13,680,930	$102,395	$124,138	$922	$227,455

Balance, January 1, 2020	13,052,407	$89,379	$135,932	$2,817	$228,128
Net income	—	—	6,623	—	6,623
Other comprehensive loss	—	—	—	(4,145)	(4,145)
Stock issued under employee stock purchase plan	3,633	58	—	—	58
Stock awarded to employees	6,548	141	—	—	141
Stock-based compensation expense	—	121	—	—	121
Cash dividend	—	—	(1,408)	—	(1,408)
Stock options exercised	31,730	207	—	—	207
Repurchase and retirement of common stock	(621,379)	(11,052)	—	—	(11,052)
Balance, March 31, 2020	12,472,939	$78,854	$141,147	$(1,328)	$218,673
See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,623	$5,216
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan costs	36	163
Depreciation	240	521
Accretion	(338)	(200)
Amortization	942	1,335
Stock-based compensation	121	143
Provision for (reversal of) credit losses	1,375	(25)
Net realized gains on sales of available-for-sale investment securities	(4,198)	(1,052)
Net change in equity securities	(120)	(92)
Increase in bank-owned life insurance, net of expenses	(182)	(171)
Net gain on bank-owned life insurance	(64)	—
Net decrease (increase) in accrued interest receivable and other assets	644	(8,420)
Net increase in accrued interest payable and other liabilities	1,464	9,702
Provision for deferred income taxes	(612)	(218)
Net cash provided by operating activities	5,931	6,902
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(155,742)	(65,253)
Proceeds from sales or calls of available-for-sale investment securities	106,037	52,985
Proceeds from maturity and principal repayments of available-for-sale investment securities	8,136	6,051
Net decrease (increase) in loans	13,616	(3,239)
Purchases of premises and equipment	(32)	(133)
Purchases of bank-owned life insurance	—	(1,000)
Proceeds from bank-owned life insurance	531	—
Net cash used in investing activities	(27,454)	(10,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	21,196	9,167
Net (decrease) increase in time deposits	(3,890)	1,099
Proceeds from short-term borrowings from Federal Home Loan Bank	—	14,000
Repayments of short-term borrowings to Federal Home Loan Bank	—	(17,000)
Proceeds of borrowings from other financial institutions	—	1,370
Repayments of borrowings from other financial institutions	—	(1,370)
Purchase and retirement of common stock	(11,052)	(1,874)
Proceeds from stock issued under employee stock purchase plan	58	80
Proceeds from exercise of stock options	207	95
Cash dividend payments on common stock	(1,408)	(1,372)
Net cash provided by financing activities	5,111	4,195
(Decrease) increase in cash and cash equivalents	(16,412)	508
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,574	31,727
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$36,162	$32,235

	For the Quarter Ended March 31,
(In thousands)	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$502	$425
Operating cash flows from operating leases	$559	$545
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$10,129
Purchases of available-for-sale investment securities, not yet settled	$12,718	$1,816
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2019 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2020, and the results of its operations and its cash flows for the three-month interim periods ended March 31, 2020 and 2019 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 continues to aggressively spread globally and has spread to over 185 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate, could adversely affect our operations. While the spread of COVID-19 has minimally affected our operations as of March 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely affect several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, or deferred tax assets.

Impact of New Financial Accounting Standards:

FASB Accounting Standards Update (ASU) 2016-13 - Measurement of Credit Losses on Financial Instruments (Subtopic 326): Financial Instruments - Credit Losses, commonly referred to as “CECL,” was issued June 2016. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the contractual term of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL, reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. On August 15, 2019, the FASB issued a proposed Accounting Standards Update (ASU), “Financial

Instruments -Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” that would provide private entities and certain small public companies additional time to implement the standards on CECL, leases, and hedging. The final ASU extends the effective date for SEC filers, such as the Company, that are classified as smaller reporting companies to January 1, 2023.

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

FASB Accounting Standards Update (ASU) 2018-13 - Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued August 2018. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted this ASU effective January 1, 2020 and it did not have a material impact on the Company’s consolidated financial statements and disclosures.

FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.

In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the novel coronavirus pandemic (“COVID-19”) and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

	March 31, 2020
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$22,713	$22,713	$—	$—	$22,713
Interest-earning deposits in other banks	13,449	13,449	—	—	13,449
Available-for-sale debt securities	522,943	—	522,943	—	522,943
Equity securities	7,592	7,592	—	—	7,592
Loans, net	919,223	—	—	915,066	915,066
Federal Home Loan Bank stock	6,062	N/A	N/A	N/A	N/A
Accrued interest receivable	5,710	15	2,647	3,048	5,710
Financial liabilities:
Deposits	1,350,591	1,211,581	90,133	—	1,301,714
Junior subordinated deferrable interest debentures	5,155	—	—	2,661	2,661
Accrued interest payable	151	—	106	45	151

	December 31, 2019
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,195	$24,195	$—	$—	$24,195
Interest-earning deposits in other banks	28,379	28,379	—	—	28,379
Federal funds sold	—	—	—	—	—
Available-for-sale debt securities	470,746	—	470,746	—	470,746
Equity securities	7,472	7,472	—	—	7,472
Loans, net	934,250	—	—	928,807	928,807
Federal Home Loan Bank stock	6,062	N/A	N/A	N/A	N/A
Accrued interest receivable	5,591	33	1,798	3,760	5,591
Financial liabilities:
Deposits	1,333,285	1,160,224	93,395	—	1,253,619
Junior subordinated deferrable interest debentures	5,155	—	—	3,976	3,976
Accrued interest payable	176	—	129	47	176

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2020:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2020 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$43,212	$—	$43,212	$—
Obligations of states and political subdivisions	205,254	—	205,254	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	202,305	—	202,305	—
Private label mortgage and asset backed securities	63,923	—	63,923	—
Corporate debt securities	8,249	—	8,249	—
Equity securities	7,592	7,592	—	—
Total assets measured at fair value on a recurring basis	$530,535	$7,592	$522,943	$—

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
Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2020, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the three months ended March 31, 2020. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2020.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. As of March 31, 2020 there were no impaired loans or assets that were measured at the lower of cost or fair value.

At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three months ended ended March 31, 2020.

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
As of March 31, 2020, there were no loans measured using the fair value of the collateral for the collateral dependent loans. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2020.
The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2019:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2019 (in thousands).

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
There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2019. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2019.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis.  As of December 31, 2019 there were no loans or assets that were measured at the lower of cost or fair value.

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2019.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of March 31, 2020, $89,967,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $(1,886,000) at March 31, 2020 compared to an unrealized gain of $3,999,000 at December 31, 2019. The unrealized gain/(loss) recorded is net of $(558,000) and $1,182,000 in tax liabilities (benefits) as accumulated other comprehensive income (loss) within shareholders’ equity at March 31, 2020 and December 31, 2019, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2020
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$43,550	$28	$(366)	$43,212
Obligations of states and political subdivisions	200,677	6,393	(1,816)	205,254
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	205,987	2,804	(6,486)	202,305
Private label mortgage and asset backed securities	65,615	679	(2,371)	63,923
Corporate debt securities	9,000	—	(751)	8,249
Total available-for-sale	$524,829	$9,904	$(11,790)	$522,943

	December 31, 2019
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$14,740	$12	$(258)	$14,494
Obligations of states and political subdivisions	89,574	2,965	(1,428)	91,111
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	198,125	1,409	(2,815)	196,719
Private label mortgage and asset backed securities	155,308	4,223	(153)	159,378
Corporate debt securities	9,000	79	(35)	9,044
Total available-for-sale	$466,747	$8,688	$(4,689)	$470,746

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2020 and 2019 are shown below (in thousands):

	For the Quarter Ended March 31,
Available-for-Sale Securities	2020	2019
Proceeds from sales or calls	$106,037	$52,985
Gross realized gains from sales or calls	4,198	1,099
Gross realized losses from sales or calls	—	(47)

Losses recognized in 2019 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The provision for income taxes includes $1,241,000 and $311,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the three months ended March 31, 2020 and 2019, respectively.
Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$28,966	$(151)	$13,457	$(215)	$42,423	$(366)
Obligations of states and political subdivisions	50,756	(1,816)	—	—	50,756	(1,816)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	54,165	(1,327)	75,561	(5,159)	129,726	(6,486)
Private label mortgage and asset backed securities	47,232	(2,359)	5,674	(12)	52,906	(2,371)
Corporate debt securities	8,249	(751)	—	—	8,249	(751)
Total available-for-sale	$189,368	$(6,404)	$94,692	$(5,386)	$284,060	$(11,790)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$—	$—	$13,713	$(258)	$13,713	$(258)
Obligations of states and political subdivisions	65,606	(1,428)	—	—	65,606	(1,428)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	71,650	(932)	69,518	(1,883)	141,168	(2,815)
Private label mortgage and asset backed securities	17,811	(81)	5,624	(72)	23,435	(153)
Corporate debt securities	3,965	(35)	—	—	3,965	(35)
Total available-for-sale	$159,032	$(2,476)	$88,855	$(2,213)	$247,887	$(4,689)

     The Company periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions, and interest rate fluctuations.  The portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the original yield expected at time of purchase.
     As of March 31, 2020, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at March 31, 2020 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2020 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the three months ended March 31, 2020.

U.S. Government Agencies

At March 31, 2020, the Company held 11 U.S. Government agency securities of which five were in a loss position for less than 12 months and five had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Obligations of States and Political Subdivisions

At March 31, 2020, the Company held 66 obligations of states and political subdivision securities of which 15 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

At March 31, 2020, the Company held 116 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 14 were in a loss position for less than 12 months and 17 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

Private Label Mortgage and Asset Backed Securities

At March 31, 2020, the Company had a total of 25 Private Label Mortgage and Asset Backed Securities (PLMABS). 13 of the PLMABS securities were in a loss position for less than 12 months and one has been in loss for more than 12 months at March 31, 2020. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

At March 31, 2020, the Company held two corporate debt securities of which both were in a loss position. The unrealized losses on the Company’s investments in corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.

The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2020 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	1,577	1,705
After five years through ten years	23,097	24,616
After ten years	176,003	178,933
	200,677	205,254
Investment securities not due at a single maturity date:
U.S. Government agencies	43,550	43,212
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	205,987	202,305
Private label mortgage and asset backed securities	65,615	63,923
Corporate debt securities	9,000	8,249
Total available-for-sale	$524,829	$522,943

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2020	% of Total Loans	December 31, 2019	% of Total Loans
Commercial:
Commercial and industrial	$102,606	11.0%	$102,541	10.9%
Agricultural production	17,162	1.9%	23,159	2.6%
Total commercial	119,768	12.9%	125,700	13.5%
Real estate:
Owner occupied	198,551	21.4%	197,946	21.0%
Real estate construction and other land loans	79,794	8.6%	73,718	7.8%
Commercial real estate	326,044	35.2%	329,333	34.9%
Agricultural real estate	67,935	7.3%	76,304	8.1%
Other real estate	33,184	3.6%	31,241	3.3%
Total real estate	705,508	76.1%	708,542	75.1%
Consumer:
Equity loans and lines of credit	61,601	6.6%	64,841	6.9%
Consumer and installment	41,341	4.4%	42,782	4.5%
Total consumer	102,942	11.0%	107,623	11.4%
Net deferred origination costs	1,551		1,515
Total gross loans	929,769	100.0%	943,380	100.0%
Allowance for credit losses	(10,546)		(9,130)
Total loans	$919,223		$934,250

At March 31, 2020 and December 31, 2019, loans originated under Small Business Administration (SBA) programs totaling $21,044,000 and $21,910,000, respectively, were included in the real estate and commercial categories, of which, $15,747,000 or 75% and $16,372,000 or 75%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2020 and 2019 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	225	786	302	62	1,375
Losses charged to allowance	(28)	—	(15)	—	(43)
Recoveries	32	—	52	—	84
Ending balance, March 31, 2020	$1,657	$7,555	$1,236	$98	$10,546

Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
(Reversal) provision charged to operations	(252)	170	61	(4)	(25)
Losses charged to allowance	—	—	(9)	—	(9)
Recoveries	31	—	17	—	48
Ending balance, March 31, 2019	$1,450	$6,709	$895	$64	$9,118

The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2020 and December 31, 2019 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2020	$1,657	$7,555	$1,236	$98	$10,546
Ending balance: individually evaluated for impairment	$175	$3	$16	$—	$194
Ending balance: collectively evaluated for impairment	$1,482	$7,552	$1,220	$98	$10,352

Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130
Ending balance: individually evaluated for impairment	$2	$3	$35	$—	$40
Ending balance: collectively evaluated for impairment	$1,426	$6,766	$862	$36	$9,090

The following table shows the ending balances of loans as of March 31, 2020 and December 31, 2019 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2020	$119,768	$705,508	$102,942	$928,218
Ending balance: individually evaluated for impairment	$12,995	$1,876	$1,242	$16,113
Ending balance: collectively evaluated for impairment	$106,773	$703,632	$101,700	$912,105

Loans:
Ending balance, December 31, 2019	$125,700	$708,542	$107,623	$941,865
Ending balance: individually evaluated for impairment	$187	$2,036	$1,511	$3,734
Ending balance: collectively evaluated for impairment	$125,513	$706,506	$106,112	$938,131

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2020 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$87,749	$2,364	$12,493	$—	$102,606
Agricultural production	11,284	—	5,878	—	17,162
Real Estate:
Owner occupied	187,015	6,870	4,666	—	198,551
Real estate construction and other land loans	77,411	333	2,050	—	79,794
Commercial real estate	324,088	854	1,102	—	326,044
Agricultural real estate	60,058	1,000	6,877	—	67,935
Other real estate	33,184	—	—	—	33,184
Consumer:
Equity loans and lines of credit	59,732	515	1,354	—	61,601
Consumer and installment	41,341	—	—	—	41,341
Total	$881,862	$11,936	$34,420	$—	$928,218

The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2019 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$86,705	$2,635	$13,201	$—	$102,541
Agricultural production	18,814	—	4,345	—	23,159
Real Estate:
Owner occupied	186,370	6,881	4,695	—	197,946
Real estate construction and other land loans	72,142	—	1,576	—	73,718
Commercial real estate	310,982	17,202	1,149	—	329,333
Agricultural real estate	68,032	946	7,326	—	76,304
Other real estate	31,241	—	—	—	31,241
Consumer:
Equity loans and lines of credit	62,776	519	1,546	—	64,841
Consumer and installment	42,782	—	—	—	42,782
Total	$879,844	$28,183	$33,838	$—	$941,865

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$209	$—	$—	$209	$102,397	$102,606	$—	$20
Agricultural production	—	—	—	—	17,162	17,162	—	—
Real estate:	—				—
Owner occupied	—	—	218	218	198,333	198,551	—	411
Real estate construction and other land loans	191	—	—	191	79,603	79,794	—	—
Commercial real estate	205	—	—	205	325,839	326,044	—	360
Agricultural real estate	324	—	—	324	67,611	67,935	—	195
Other real estate	—	—	—	—	33,184	33,184	—	—
Consumer:					—
Equity loans and lines of credit	11	—	—	11	61,590	61,601	—	129
Consumer and installment	178	—	—	178	41,163	41,341	—	—
Total	$1,118	$—	$218	$1,336	$926,882	$928,218	$—	$1,115

The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$17	$—	$—	$17	$102,524	$102,541	$—	$187
Agricultural production	—	—	—	—	23,159	23,159	—	—
Real estate:	—
Owner occupied	—	218	—	218	197,728	197,946	—	416
Real estate construction and other land loans	—	—	—	—	73,718	73,718	—	—
Commercial real estate	—	381	—	381	328,952	329,333	—	381
Agricultural real estate	—	—	—	—	76,304	76,304	—	321
Other real estate	—	—	—	—	31,241	31,241	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	64,841	64,841	—	388
Consumer and installment	168	—	—	168	42,614	42,782	—	—
Total	$185	$599	$—	$784	$941,081	$941,865	$—	$1,693

The following table shows information related to impaired loans by class at March 31, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$13	$14	$—
Real estate:
Owner occupied	411	424	—
Commercial real estate	1,083	1,351	—
Agricultural real estate	232	237	—
Total real estate	1,726	2,012	—
Consumer:
Equity loans and lines of credit	279	325	—
Total with no related allowance recorded	2,018	2,351	—

With an allowance recorded:
Commercial:
Commercial and industrial	12,132	12,134	158
Agricultural production	850	850	17
Total commercial	12,982	12,984	175
Real estate:
Commercial real estate	150	151	3
Consumer:
Equity loans and lines of credit	963	963	16
Total with an allowance recorded	14,095	14,098	194
Total	$16,113	$16,449	$194

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2019 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$163	$432	$—
Real estate:
Owner occupied	416	426	—
Real estate construction and other land loans	—	—	—
Commercial real estate	1,110	1,361	—
Agricultural real estate	321	321	—
Total real estate	1,847	2,108	—
Consumer:
Equity loans and lines of credit	220	256	—
Total with no related allowance recorded	2,230	2,796	—

With an allowance recorded:
Commercial:
Commercial and industrial	24	27	2
Real estate:
Commercial real estate	152	153	3
Agricultural real estate	37	37	—
Total real estate	189	190	3
Consumer:
Equity loans and lines of credit	1,291	1,292	35
Total with an allowance recorded	1,504	1,509	40
Total	$3,734	$4,305	$40

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$121	$—	$249	$—
Real estate:
Owner occupied	413	—	213	—
Real estate construction and other land loans	—	—	2,217	16
Commercial real estate	1,101	12	1,171	12
Agricultural real estate	258	—	—	—
Total real estate	1,772	12	3,601	28
Consumer:
Equity loans and lines of credit	300	3	196	1
Total with no related allowance recorded	2,193	15	4,046	29

With an allowance recorded:
Commercial:
Commercial and industrial	3,048	173	84	1
Agricultural production	212	12	—	—
Total commercial	3,260	185	84	1
Real estate:
Commercial real estate	151	3	572	3
Agricultural real estate	19	—	44	1
Total real estate	170	3	616	4
Consumer:
Equity loans and lines of credit	1,124	14	1,105	14
Consumer and installment	3	—	—	—
Total consumer	1,127	14	1,105	14
Total with an allowance recorded	4,557	202	1,805	19
Total	$6,750	$217	$5,851	$48

Foregone interest on nonaccrual loans totaled $24,000 and $32,000 for the three month periods ended March 31, 2020 and 2019, respectively.

Troubled Debt Restructurings:
As of March 31, 2020 and December 31, 2019, the Company has a recorded investment in troubled debt restructurings of $15,085,000 and $2,362,000, respectively. The Company has allocated $193,000 and $38,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2020 and December 31, 2019, respectively. The Company has committed to lend no additional amounts as of March 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.
During the three months ended March 31, 2020, two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2020 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$12,925	$—	$12,925	$12,125
Agricultural production	1	850	—	850	850
Total	2	$13,775	$—	$13,775	$12,975

(1)	Amounts represent the recorded investment in loans before recognizing effects of the Troubled Debt Restructurings, if any.

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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2019 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Consumer:
Equity loans and lines of credit	1	$13	—	$13	$13
Total	1	$13	$—	$13	$13

Troubled Debt Restructuring

Troubled Debt Restructuring
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended and three months ended March 31, 2020 or March 31, 2019.

Note 5. Borrowing Arrangements

As of March 31, 2020 and December 31, 2019, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances.
Approximately $440,626,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $257,146,000 as of March 31, 2020. FHLB advances are also secured by investment securities with amortized costs totaling $236,000 and $248,000 and market values totaling $243,000 and $256,000 at March 31, 2020 and December 31, 2019, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of March 31, 2020, and December 31, 2019 the Company had no Federal funds purchased.

Note 6.  Commitments and Contingencies

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
Commitments to extend credit amounting to $290,231,000 and $291,182,000 were outstanding at March 31, 2020 and December 31, 2019, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $288,027,000 and $289,465,000 at March 31, 2020 and December 31, 2019, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $57,930,000 and $74,019,000 as of March 31, 2020 and December 31, 2019, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $2,204,000 and $1,717,000 were outstanding at March 31, 2020 and December 31, 2019, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2020 or December 31, 2019.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2020 and December 31, 2019, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $175,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts beginning in March 2019. As of March 31, 2020, the total commitment was $2,289,000.
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

Basic Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2020	2019
Net income	$6,623	$5,216
Weighted average shares outstanding	12,734,971	13,646,489
Basic earnings per share	$0.52	$0.38

Diluted Earnings Per Share	For the Quarter Ended March 31,
(In thousands, except share and per share amounts)	2020	2019
Net income	$6,623	$5,216
Weighted average shares outstanding	12,734,971	13,646,489
Effect of dilutive stock options	44,125	109,126
Weighted average shares of common stock and common stock equivalents	12,779,096	13,755,615
Diluted earnings per share	$0.52	$0.38

No outstanding options or restricted stock awards were anti-dilutive for the three months ended ended March 31, 2020 and 2019.

Note 8.  Share-Based Compensation

The Company has five share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $121,000 and $143,000 for the three months ended March 31, 2020 and 2019, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $72,000 and $17,000, respectively, for the three months ended March 31, 2020 and 2019.
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
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 470,059 shares available for future purchase under the plan as of March 31, 2020.

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
     No options to purchase shares of the Company’s common stock were granted during the three months ended ended March 31, 2020 and 2019.

A summary of the combined activity of the Company’s stock option compensation plans for the three months ended ended March 31, 2020 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2020	121,120	$8.73
Options exercised	(31,730)	$6.54
Options forfeited	(400)	$8.02
Options outstanding at March 31, 2020	88,990	$9.51	2.05	$343
Options vested or expected to vest at March 31, 2020	88,990	$9.51	2.05	$343
Options exercisable at March 31, 2020	88,990	$9.51	2.05	$343

Information related to the stock option plan is as follows (in thousands):

	For the Quarter Ended March 31,
	2020	2019
Intrinsic value of options exercised	$349	$167
Cash received from options exercised	$207	$95
Excess tax benefit realized for option exercises	$72	$17

As of March 31, 2020, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
The following table summarizes restricted stock and performance award activity for the three months ended ended March 31, 2020 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2020	45,160	$17.38
Granted	6,548	$21.59
Vested	(10,380)	$17.86
Forfeited	—	$—
Nonvested outstanding shares at March 31, 2020	41,328	$17.93

During the three months ended ended March 31, 2020, 6,548 shares of restricted or performance common stock awards were granted. The restricted and performance common stock awards had a weighted average grant date fair market value of $21.59 per share on the date of grant during the three months ended ended March 31, 2020. Restricted common stock awards fully vest after year 1, or vest ratably until fully vested in year 3 or year 5 depending on agreement terms. Performance common stock awards vest immediately.
As of March 31, 2020, there were 41,328 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2020, there was $374,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 1.48 years years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $2,324,000 at March 31, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley and the Greater Sacramento Region; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline in quality of the Company’s earning assets; (7) a decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses; (13) political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business; and (14) the rapidly changing uncertainties related to the Covid-19 pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.
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
There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2020.  Please refer to the Company’s 2019 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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

Dividend Declared

On April 15, 2020, the Board of Directors declared an $0.11 per share cash dividend payable on May 15, 2020 to shareholders of record as of May 1, 2020.

COVID-19 Pandemic

The COVID-19 pandemic has impacted the local economy in the San Joaquin Valley and greater Sacramento area. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020, causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area. As of February 29, 2020, the unemployment rates in Fresno and Sacramento Counties were 8.5% and 3.8%, respectively. According to a study performed by the Center for Business & Policy Research at the University of the Pacific, unemployment rates in the Company’s markets are projected to climb to 18% to 21% in May 2020, and to 19% for the state of California. The full text of the report is available at https://www.pacific.edu/academics/schools-and-colleges/eberhardt-school-of-business/centers-and-institutes/center-for-business-and-policy-research/custom-studies/covid-19-job-impacts.html.
The Company is closely monitoring the effects of the pandemic on our loan and deposit customers. Our management team is focused on assessing the risks in our loan portfolio and working with our customers to minimize our losses. While the industry segments are being more impacted by the COVID-19 pandemic than others, we believe that our credit risk related to the loans outstanding to customers in the higher risk categories is well managed. This is primarily due to the existence of SBA and other loan guarantee programs, personal guarantees, and adequate collateralization.
Section 4013 of the Coronavirus Aid, Relief and Economic Security Act (CARES Act) provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP). Pursuant to these new capabilities, we have implemented loan programs to allow customers who were required to close or reduce their business operations to defer loan principal and interest payments for up to 90 days. As of March 31, 2020, loan customer requests to defer payments on loans totaling approximately $115 million were granted.
As a preferred SBA lender, we are participating in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. As of April 30, 2020, the Company has received client applications of approximately $210 million, and is working diligently with the SBA to qualify clients to receive PPP loans. If the PPP applications in process are approved and funded, the SBA fees payable to the Company would be approximately $6.9 million. We began to close PPP loans during the week of April 13, 2020.
We have also taken measures to protect the health and safety of our employees by implementing remote work arrangements to the full extent possible, and by adjusting banking center hours and operational measures to promote social distancing. Management is closely monitoring credit metrics and performing stress testing on the Bank’s loan portfolio. Additional resources have been shifted to credit administration to closely analyze higher risk segments within the loan portfolio, monitor and track loan payment deferrals and customer liquidity, and provide timely reporting to management and the board of directors. The management team continues to analyze economic conditions in our geographic markets and perform stress testing of our investment portfolio as well as our loan portfolio. Based on the Company’s capital levels, conservative underwriting policies, low loan-to-deposit ratio, loan concentration diversification, and suburban geographical marketplace, management expects to be able to manage the economic risks and uncertainties associated with the COVID-19 pandemic and remain adequately capitalized.

Risks and Uncertainties
The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.
Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.
The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted by further credit losses. The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s capital deteriorates such that its subsidiary bank is unable to pay dividends to it for an extended period of time, the Company may not be able to service its debt.
The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.
COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.
It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Company has invoked its Board approved Pandemic Preparedness Plan that includes a remote working strategy. The Company does not anticipate incurring additional material cost related to its continued deployment of the remote working strategy. No material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its commercial lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 60 or 90 days. As of March 31, 2020, loan customer requests to defer payments on loans totaling approximately $115 million were granted. As of April 30, 2020, the Company has executed 229 of these deferrals on outstanding loan balances of $137 million, and had 69 additional deferral requests representing $46 million in outstanding balances that were in process. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.
With the passage of the Paycheck Protection Program (“PPP”) administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. During the second quarter of 2020 and as of April 30 2020, the Company has closed or approved with the SBA 1,016 PPP loans representing $210,000,000 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit losses charged to earnings.

Credit

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by COVID-19, the Company is engaging in more frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses and record additional provisions for credit losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

First Quarter of 2020

For the first quarter of 2020, our consolidated net income was $6,623,000 compared to $5,216,000 for the same period in 2019. Diluted EPS was $0.52 for the quarter ended March 31, 2020 compared to $0.38 for the same period in 2019. The increase in net income during the first quarter of 2020 compared to the same period in 2019 is primarily due an increase in non-interest income of $3,565,000 and an increase in net interest income of $194,000, partially offset by an increase in total non-interest expenses of $411,000, an increase in the provision for income taxes of $541,000, and an increase in provision for credit losses of $1,400,000. During the quarter ended March 31, 2020, the Company recorded an increase of $3,146,000 in net realized gains on sales and calls of investment securities. During the quarter ended March 31, 2020, the Company recorded a $1,375,000 provision for credit losses, compared to a $25,000 reverse provision during the quarter ended March 31, 2019. We adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic.
Net interest margin (fully tax equivalent basis) decreased to 4.47% for the quarter ended March 31, 2020 compared to 4.63% for the same period in 2019. The net interest margin period-to-period comparisons were impacted by a decrease in the yield on the average investment securities, a decrease in the yield on the loan portfolio, and an increase in the cost of total interest-bearing liabilities. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, decreased to 2.80% for the three months ended March 31, 2020, compared to 3.13% for the three months ended March 31, 2019. The effective yield on average loans decreased to 5.62% for the three months ended March 31, 2020, compared to 5.64% for the three months ended March 31, 2019. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), increased to 0.13% for the quarter ended March 31, 2020 compared to 0.12% for the same period in 2019.

Non-interest income increased $3,565,000 or 119.79% to $6,541,000 for the quarter ended March 31, 2020 compared to $2,976,000 for the same period in 2019, primarily driven by an increase of $3,146,000 in net realized gains on sales and calls of investment securities, an increase in loan placement fees of $160,000, and an increase of $316,000 in other income, offset by a decrease in service charge income of $44,000 and a decrease in Federal Home Loan Bank (“FHLB”) dividends of $14,000. Non-interest expense for the quarter ended March 31, 2020 increased $411,000 or 3.52% from the comparable period due to increases in salaries and employee benefits, professional services, directors’ expenses, tax provision, education and training, ATM/debit card expenses, armored courier fees, stationery/supplies, and operating losses, partially offset by decreases in information technology, occupancy and equipment, regulatory assessment, data processing, telephone expenses, personnel, credit card expenses, advertising expenses and other expenses.
Annualized return on average equity for the first quarter of 2020 increased to 11.62% compared to 9.42% for the same period in 2019. Annualized return on average assets was 1.66% and 1.35% for the quarter ended March 31, 2020 and 2019, respectively. Total average equity increased to $228,001,000 for the first quarter of 2020 compared to $221,510,000 for the first quarter of 2019. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, offset by the decrease in common stock as a result of the share repurchase program and the decrease in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI). The Company declared and paid $0.11 per share in cash dividends to holders of common stock during the first quarter of 2020, compared to $0.10 in dividends declared and paid during the first quarter of 2019.
Our average total assets increased $57,343,000 or 3.72% to $1,598,064,000 during the first quarter of 2020 compared to the same period in 2019.  Total average interest-earning assets increased $45,655,000 or 3.26% in the first quarter of 2020 compared to the same period of 2019.  Average total loans, including nonaccrual loans, increased $18,500,000 or 2.04% in the first quarter of 2020 compared to the same period in 2019. Average total investments and interest-earning deposits in other banks increased $25,862,000 or 5.22% in the period ended March 31, 2020 compared to the same period in 2019.  Average interest-bearing liabilities decreased $3,263,000 or 0.43% in the period ended March 31, 2020 compared to the same period in 2019. Average non-interest bearing demand deposits increased 8.66% to $590,180,000 in 2020 compared to $543,137,000 in 2019.  The ratio of average non-interest bearing demand deposits to average total deposits was 44.23% in the first quarter of 2020 compared to 42.10% in 2019.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 11.62% for the three months ended March 31, 2020 compared to 10.07% for the year ended December 31, 2019 and 9.42% for the three months ended March 31, 2019.  Our net income for the three months ended March 31, 2020 increased $1,407,000 or 26.97% to $6,623,000 compared to $5,216,000 for the three months ended March 31, 2019, primarily driven by an increase in net realized gains on sales and calls of investment securities, and an increase in net interest income, partially offset by an increase in non-interest expenses, an increase in the provision for credit losses, and an increase in provision for income taxes. Net interest margin (NIM) decreased 16 basis points for the three-month period ended March 31, 2020 compared to the three months ended March 31, 2019.  Diluted EPS was $0.52 for the three months ended March 31, 2020 and $0.38 for the same period in 2019.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2020 was 1.66% compared to 1.35% for the year ended December 31, 2019 and 1.35% for the three months ended March 31, 2019.  The increase in ROA for the three months ended March 31, 2020 compared to March 31, 2019 was due to the increase in net income, notwithstanding a increase in in average assets.  Average assets for the three months ended March 31, 2020 was $1,598,064,000 compared to $1,574,089,000 for the year ended December 31, 2019.  Median ROA for our peer group was 1.37% for the year ended December 31, 2019.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 4.47% for the three months ended March 31, 2020, compared to 4.63% for the same period in 2019.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), a decrease in the yield on the Company’s loan portfolio, and an increase in the cost of total interest-bearing liabilities. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending March 31, 2020 and 2019, the effective yield on total earning assets decreased 15 basis points, while the cost of total interest-bearing liabilities increased 2 basis points and the cost of total deposits increased to 0.13% compared to 0.12%.  Net interest income before the provision for credit losses for the three-month period ended March 31, 2020 was $16,029,000 compared to $15,835,000 for the same period in 2019.
Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the three months ended March 31, 2020 increased $3,565,000 or 119.79%, to $6,541,000 compared to $2,976,000 for the three months ended March 31, 2019.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, and gain related to the collection of life insurance proceeds; offset by decreases in service charge income, and FHLB dividends, compared to the comparable 2019 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $1,115,000 and $1,693,000 at March 31, 2020 and December 31, 2019, respectively.  Nonperforming assets totaled 0.12% of gross loans as of March 31, 2020 and 0.18% of gross loans as of December 31, 2019. The ratio of nonperforming assets to total assets was 0.07% as of March 31, 2020 and 0.11% as of December 31, 2019. The nonperforming assets at March 31, 2020 and December 31, 2019 consisted of nonaccrual loans of $1,115,000 and $2,740,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at March 31, 2020 or December 31, 2019. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The allowance for credit losses as a percentage of outstanding loan balance was 1.13% as of March 31, 2020 and 0.97% as of December 31, 2019. The ratio of net charge-off (recovery) to average loans was (0.02)% as of March 31, 2020 and 0.11% as of December 31, 2019.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $21,891,000 or 1.37% during the three months ended March 31, 2020 to $1,618,646,000 compared to $1,596,755,000 as of December 31, 2019.  Total gross loans decreased by 1.44% or $13,611,000 to $929,769,000 as of March 31, 2020 compared to $943,380,000 as of December 31, 2019.  Total deposits increased 1.30% to $1,350,591,000 as of March 31, 2020 compared to $1,333,285,000 as of December 31, 2019. Our loan-to-

deposit ratio at March 31, 2020 was 68.84% compared to 70.76% at December 31, 2019.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2019.  Further discussion of loans and deposits is below.

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
The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of March 31, 2020, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2020. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 65.71% for the three months ended ended March 31, 2020 compared to 63.92% for the three months ended ended March 31, 2019.  The slight increase in the efficiency ratio was due to the growth in non-interest expense outpacing the growth in non-interest income. Further discussion of the change in net interest income and increase in operating expenses is below.
The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, increased 1.16% to $18,117,000 for the first three months of 2020 compared to $17,909,000 for the same period in 2019, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, increased 3.98% to $11,904,000 from $11,448,000 for the same period in 2019.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $70,000,000 and secured borrowing lines of approximately $257,146,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $566,697,000 or 35.01% of total assets at March 31, 2020 and $530,792,000 or 33.24% of total assets as of December 31, 2019.

RESULTS OF OPERATIONS

Net Income for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net income increased to $6,623,000 for the three months ended March 31, 2020 compared to $5,216,000 for the three months ended March 31, 2019.  Basic and diluted earnings per share for March 31, 2020 were $0.52 and $0.52, respectively. Basic and diluted earnings per share for the same period in 2019 were $0.38 and $0.38, respectively. Annualized ROE was 11.62% for the three months ended March 31, 2020 compared to 9.42% for the three months ended March 31, 2019.  Annualized ROA for the three months ended March 31, 2020 and 2019 was 1.66% and 1.35%, respectively.
The increase in net income for the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expense, an increase in the provision for credit losses, and an increase in the provision for income taxes. During the three months ended March 31, 2020, the Company recorded a $1,375,000 provision for credit losses, compared to a $25,000 reverse provision during the three months ended March 31, 2019. The provision was recorded in anticipation of the potential effects of the COVID-19 pandemic on our loan portfolio. We adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2020			For the Three Months Ended March 31, 2019
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$53,796	$183	1.36%	$24,676	$150	2.43%
Securities:
Taxable securities	451,558	3,266	2.89%	398,866	3,023	3.03%
Non-taxable securities (1)	16,313	201	4.93%	72,263	712	3.94%
Total investment securities	467,871	3,467	2.96%	471,129	3,735	3.17%
Total securities and interest-earning deposits	521,667	3,650	2.80%	495,805	3,885	3.13%
Loans (2) (3)	923,208	12,898	5.62%	903,415	12,554	5.64%
Total interest-earning assets	1,444,875	$16,548	4.61%	1,399,220	$16,439	4.76%
Allowance for credit losses	(9,243)			(9,124)
Nonaccrual loans	1,403			2,696
Cash and due from banks	25,606			26,011
Bank premises and equipment	7,553			8,393
Other assets	127,870			113,525
Total average assets	$1,598,064			$1,540,721
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$377,137	$101	0.11%	$372,457	$113	0.12%
Money market accounts	275,581	144	0.21%	276,680	148	0.22%
Time certificates of deposit	91,505	187	0.82%	97,738	132	0.55%
Total interest-bearing deposits	744,223	432	0.23%	746,875	393	0.21%
Other borrowed funds	5,155	45	3.49%	5,766	61	4.23%
Total interest-bearing liabilities	749,378	$477	0.26%	752,641	$454	0.24%
Non-interest bearing demand deposits	590,180			543,137
Other liabilities	30,505			23,433
Shareholders’ equity	228,001			221,510
Total average liabilities and shareholders’ equity	$1,598,064			$1,540,721
Interest income and rate earned on average earning assets		$16,548	4.61%		$16,439	4.76%
Interest expense and interest cost related to average interest-bearing liabilities		477	0.26%		454	0.24%
Net interest income and net interest margin (4)		$16,071	4.47%		$15,985	4.63%

(1)	Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $42 and $150 in 2020 and 2019, respectively.

(2)	Loan interest income includes loan fees of $117 in 2020 and $27 in 2019.

(3)	Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.

(4)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.

Changes in Volume/Rate	For the Three Months Ended March 31, 2020 and 2019
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$177	$(144)	$33
Investment securities:
Taxable	399	(156)	243
Non-taxable (1)	(551)	40	(511)
Total investment securities	(152)	(116)	(268)
Federal funds sold	—	—	—
Loans	276	68	344
Total earning assets (1)	301	(192)	109
Interest expense:
Deposits:
Savings, NOW and MMA	1	(17)	(16)
Time certificate of deposits	(8)	63	55
Total interest-bearing deposits	(7)	46	39
Other borrowed funds	(7)	(9)	(16)
Total interest-bearing liabilities	(14)	37	23
Net interest income (1)	$315	$(229)	$86
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $344,000 or 2.74% for the three months ended March 31, 2020 compared to the same period in 2019. Net interest income during the first three months of 2020 was positively impacted by an increase in average total loans of $19,793,000 or 2.19% to $923,208,000 compared to $903,415,000 for the same period in 2019. The yield on average loans, excluding nonaccrual loans, was 5.62% for the three months ended March 31, 2020 compared to 5.64% for the same period in 2019. Net interest income for the period ending March 31, 2020 was benefited by approximately $238,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to $127,000 recorded in the same period in 2019.  The impact to interest income from the accretion of the loan marks on acquired loans was $693,000 and $259,000 for the three months ended March 31, 2020 and 2019, respectively. The remaining balance of accretable loan marks on acquired loans as of March 31, 2020 was $3,224,000.
Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) decreased $127,000 in the first three months of 2020 to $3,608,000 compared to $3,735,000 for the same period in 2019.  The yield on average total investments (total securities and interest-earning deposits) decreased 33 basis points to 2.80% for the three month period ended March 31, 2020 compared to 3.13% for the same period in 2019. Average total securities and interest-earning deposits for the first three months of 2020 increased $25,862,000 or 5.22% to $521,667,000 compared to $495,805,000 for the same period in 2019.  Income from investments represents 22.51% of net interest income for the first three months of 2020 compared to 23.59% for the same period in 2019.
In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in collateralized mortgage obligations (CMOs).  At March 31, 2020, we held $266,228,000 or 50.91% of the total fair value of the investment portfolio in CMOs with an average yield of 2.85% as compared to $356,097,000 and $349,730,000 with average yields of 3.06% and 3.18% at December 31, 2019 and March 31, 2019, respectively.  We invest in CMOs as part of our overall strategy to increase our net interest margin.  CMOs by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.

The net-of-tax unrealized loss on the investment portfolio was $1,328,000 at March 31, 2020 and is reflected in the Company’s equity.  At March 31, 2020, the average life of the investment portfolio was 4.46 years and the fair value of the portfolio reflected a net pre-tax unrealized loss of $1,886,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the three months ended March 31, 2020 and 2019, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2020, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $43,000,000 or 8.43%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $53,000,000 or 10.39%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income on a non-tax equivalent basis for the three months ended March 31, 2020 increased $217,000 or 1.33% to $16,506,000 compared to $16,289,000 for the three months ended March 31, 2019.  The yield on interest earning assets decreased 15 basis points to 4.61% on a fully tax equivalent basis for the three months ended March 31, 2020 from 4.76% for the period ended March 31, 2019. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $1,444,875,000 for the three months ended March 31, 2020 compared to $1,399,220,000 for the three months ended March 31, 2019.  The $45,655,000 increase in average earning assets was attributed to the $25,862,000 increase in average investments and a $19,793,000 or 2.19% increase in average loans.
Interest expense on deposits for the three months ended March 31, 2020 and 2019 was $432,000 and $393,000, respectively. The average interest rate on interest bearing deposits increased to 0.23% for the three months ended March 31, 2020 compared to 0.21% for the same period ended March 31, 2019.  Average interest-bearing deposits decreased 0.36% or $2,652,000 to $744,223,000 for the three months ended March 31, 2020 compared to $746,875,000 for the same period ended March 31, 2019.
Average other borrowed funds decreased $611,000 or 10.60% to $5,155,000 with an effective rate of 3.49% for the three months ended March 31, 2020 compared to $5,766,000 with an effective rate of 4.23% for the three months ended March 31, 2019.  Total interest expense on other borrowed funds was $45,000 for the three months ended March 31, 2020 and $61,000 for the three months ended March 31, 2019.  Other borrowings include advances from the Federal Home Loan Bank (“FHLB”), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 3.43% and 4.39% at March 31, 2020 and 2019, respectively.  See the section on “Financial Condition” for more detail.
The cost of interest-bearing liabilities increased 2 basis points to 0.26% for the three-month period ended March 31, 2020 compared to 0.24% for the same period in 2019. The cost of total deposits increased to 0.13% compared to 0.12% for the three-month periods ended March 31, 2020 and 2019.  Average non-interest bearing demand deposits increased 8.66% to $590,180,000 in 2020 compared to $543,137,000 for 2019.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 44.23% in the three-month period ended March 31, 2020 compared to 42.10% for the same period in 2019.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2020 increased by $194,000 or 1.23% to $16,029,000 compared to $15,835,000 for the same period in 2019.  The increase was a result of yield changes, asset mix changes, and a decrease in average interest bearing liabilities, offset by a increase in average earning assets. The impact to interest income from the accretion of the loan marks on acquired loans was $693,000 and $259,000 for the three months ended March 31, 2020 and 2019, respectively. In addition, net interest income before the provision for credit losses for the three months ended March 31, 2020 was benefited by approximately $238,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, as compared to $127,000 in nonrecurring income for the three months ended March 31, 2019. Excluding these reversals and benefits, net interest income for the three months ended March 31, 2020 decreased by $351,000 compared to the three months ended March 31, 2019. Average interest earning assets were $1,444,875,000 for the three months ended March 31, 2020 with a net interest margin (fully tax equivalent basis) of 4.47% compared to $1,399,220,000 with a net interest margin (fully tax equivalent basis) of 4.63% for the three months ended March 31, 2019.  The $45,655,000 increase in average earning assets was attributed to the $25,862,000 increase in average total investments and the $19,793,000 or 2.19%

increase in average loans.  For the three months ended March 31, 2020, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 33 basis points. The effective yield on loans decreased 2 basis points. Average interest bearing liabilities decreased 0.43% to $749,378,000 for the three months ended March 31, 2020, compared to $752,641,000 for the same period in 2019.

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
The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	March 31, 2020	December 31, 2019
Commercial:
Commercial and industrial	$1,437	$1,115
Agricultural production	220	313
Total commercial	1,657	1,428
Real estate:
Owner occupied	1,597	1,319
Real estate construction and other land loans	1,012	932
Commercial real estate	4,072	3,453
Agricultural real estate	674	925
Other real estate	200	140
Total real estate	7,555	6,769
Consumer:
Equity loans and lines of credit	434	425
Consumer and installment	802	472
Total consumer	1,236	897
Unallocated reserves	98	36
Total allowance for credit losses	$10,546	$9,130

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
During the three months ended March 31, 2020, the Company recorded a $1,375,000 provision for credit losses, compared to a $25,000 reverse provision during the three months ended March 31, 2019. The provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. We adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic.
The Company had net recoveries totaling $41,000 for the three months ended March 31, 2020, and $39,000 for the same period in 2019.
Nonperforming loans, consisting entirely of nonaccrual loans, were $1,115,000 and $1,693,000 at March 31, 2020 and December 31, 2019, respectively, and $1,548,000 at March 31, 2019.  Nonperforming loans as a percentage of total loans were 0.12% at March 31, 2020 compared to 0.18% at December 31, 2019 and 0.17% at March 31, 2019.  The Company had no other real estate owned (OREO) at March 31, 2020 or December 31, 2019. The Company held no repossessed assets at March 31, 2020 or December 31, 2019.
The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.02)% for the three months ended March 31, 2020, and (0.02)% for the same period in 2019.
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
We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2020, there were $34.4 million in classified loans of which $6.9 million related to agricultural real estate, $12.5 million to commercial and industrial loans, $5.9 million million to agricultural production, $4.7 million to real estate owner occupied, $1.1 million in commercial real estate, $2.1 million to real estate construction and other land loans, and $1.4 million to consumer equity loans and lines of credit. This compares to $33.8 million in classified loans of which $7.3 million related to agricultural real estate, $13.2 million to commercial and industrial loans, $4.3 million million to agricultural production, $4.7 million to real estate owner occupied, $1.1 million to commercial real estate, $1.5 million to consumer equity and lines of credit, and $1.6 million to real estate construction and other land loans as of December 31, 2019.
As of March 31, 2020, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $14,654,000 for the three months period ended March 31, 2020 and $15,860,000 for the same period in 2019.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $6,541,000 for the three months ended March 31, 2020 compared to $2,976,000 for the same period in 2019.  The

$3,565,000 or 119.79% increase in non-interest income during the three months ended March 31, 2020 was primarily driven by an increase of $3,146,000 in net realized gains on sales and calls of investment securities, an increase in loan placement fees of $160,000, and an increase of $316,000 in other income, offset by a decrease in service charge income of $44,000 and a decrease in FHLB dividends of $14,000.
During the three months ended March 31, 2020, we realized a net gain on sales and calls of investment securities of $4,198,000 compared to $1,052,000 for the same period in 2019.  The net gains realized on sales and calls of investment securities in 2020 and 2019 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
Customer service charges decreased $44,000 or 6.38% to $646,000 for the first three months of 2020 compared to $690,000 for the same period in 2019. Interchange fees decreased $10,000 to $333,000 the first three months of 2020 compared to $343,000 for the same period in 2019. Loan placement fees increased $160,000 or 115.11% to $299,000 for the first three months of 2020 compared to $139,000 for the same period in 2019. Other income increased $316,000 the first three months of 2020 compared to the same period in 2019. The increase in other income resulted from a $297,000 gain related to the collection of life insurance proceeds.
The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,062,000 in FHLB stock.  We received dividends totaling $107,000 in the three months ended March 31, 2020, compared to $121,000 for the same period in 2019.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $411,000 or 3.52% to $12,078,000 for the three months ended March 31, 2020, compared to $11,667,000 for the three months ended March 31, 2019.  The net increase for the first three months of 2020 was primarily the result of increases in salaries and employee benefits of $1,022,000, professional services of $131,000, operating losses of $34,000, and directors’ expenses of $16,000, partially offset by decreases in occupancy and equipment expenses of $335,000, information technology of $169,000, regulatory assessments of $105,000, data processing expenses of $59,000, other non-interest expenses of $166,000, and advertising of $29,000.
The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 65.71% for the three months ended March 31, 2020 compared to 63.92% for the three months ended March 31, 2019. The slight increase in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in non-interest income.
Salaries and employee benefits increased $1,022,000 or 15.75% to $7,512,000 for the first three months of 2020 compared to $6,490,000 for the three months ended March 31, 2019.  Full time equivalent employees were 273 for the three months ended March 31, 2020, compared to 293 for the three months ended March 31, 2019. The increase of salaries and employee benefits as well as the directors’ expenses in 2020 compared to the same period in 2019 was primarily related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split dollar plans which amounted to approximately $646,000, while salaries and benefits increased $382,000.
Occupancy and equipment expense decreased $335,000 or 22.65% to $1,144,000 for the three months ended March 31, 2020 compared to $1,479,000 for the three months ended March 31, 2019. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at March 31, 2020 compared to 21 at March 31, 2019. The Company closed two banking offices, one in Rancho Cordova and one in Fair Oaks, and consolidated both branches into a newly opened banking office in Gold River during the second quarter of 2019.
Data processing expense decreased to $336,000 for the three months ended March 31, 2020 compared to $395,000 for the same period in 2019. Regulatory assessments decreased to $47,000 for the three months ended March 31, 2020 compared to $152,000 for the same period in 2019.  The assessment base for calculating the amount owed is average assets minus average tangible equity. The decrease in regulatory assessments was the result of the Company receiving a portion of its small bank assessment credit during the first quarter of 2020. The FDIC automatically applies small bank assessment credits to offset regular deposit insurance assessments for assessment periods where the Deposit Insurance Fund (DIF) reserve ratio is at or above 1.38 percent.
Professional services increased by $131,000 in the first three months of 2020 compared to the same period in 2019 due to higher legal expenses and consulting fees.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Quarter Ended March 31,
	2020		2019
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$65	0.02%	$44	0.01%
Amortization of software	49	0.01%	82	0.02%
Postage	54	0.01%	53	0.01%
Risk management expense	59	0.01%	57	0.01%
Shareholder services	23	0.01%	20	0.01%
Personnel other	61	0.02%	63	0.02%
Armored courier fees	71	0.02%	42	0.01%
Credit card expense	—	—%	114	0.03%
Telephone	53	0.01%	55	0.01%
Alarm	18	—%	22	0.01%
Donations	52	0.01%	68	0.02%
Education/training	52	0.01%	24	0.01%
Loan related expenses	14	—%	33	0.01%
General insurance	41	0.01%	42	0.01%
Travel and mileage expense	67	0.02%	50	0.01%
Operating losses	41	0.01%	7	—%
Other	224	0.06%	334	0.09%
Total other non-interest expense	$944	0.24%	$1,110	0.29%

Provision for Income Taxes

Our effective income tax rate was 27.36% for the three months ended March 31, 2020 compared to 27.24% for the three months ended March 31, 2019. The Company reported an income tax provision of $2,494,000 for the three months ended March 31, 2020, compared to $1,953,000 for the three months ended March 31, 2019.  The increase in the effective tax rate was the result of a decrease in tax exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2020 and December 31, 2019, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2020 compared to December 31, 2019

Total assets were $1,618,646,000 as of March 31, 2020, compared to $1,596,755,000 at December 31, 2019, an increase of 1.37% or $21,891,000.  Total gross loans were $929,769,000 at March 31, 2020, compared to $943,380,000 at December 31, 2019, a decrease of $13,611,000 or 1.44%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 7.38% or $37,387,000 to $543,984,000 at March 31, 2020 compared to $506,597,000 at December 31, 2019.  Total deposits increased 1.30% or $17,306,000 to $1,350,591,000 at March 31, 2020, compared to $1,333,285,000 at December 31, 2019.  Shareholders’ equity decreased $9,455,000 or 4.14% to $218,673,000 at March 31, 2020, compared to $228,128,000 at December 31, 2019. The decrease in shareholders’ equity was driven by the decrease in common stock as a result of the share repurchase program, the payment of normal quarterly dividends, and the decrease in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI), offset by the retention of earnings. Accrued interest payable and other liabilities was $44,227,000 at March 31, 2020, compared to $30,187,000 at December 31, 2019, an increase of $14,040,000. Other liabilities at March 31, 2020 included $12,718,000 for purchases of available-for-sale investment securities, not yet settled.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2020, investment securities with a fair value of $89,967,000, or 17.20% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2020 was 68.84% compared to 70.76% at December 31, 2019.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2019.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 7.38% or $37,387,000 to $543,984,000 at March 31, 2020, from $506,597,000 at December 31, 2019.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $1,886,000 at March 31, 2020, compared to a net unrealized gain of $3,999,000 at December 31, 2019.
The Board and management have had periodic discussions about our strategy for risk management in dealing with potential losses should interest rates begin to rise. We have been managing the portfolio with an objective of optimizing risk and return in various interest rate scenarios. We do not attempt to predict future interest rates, but we analyze the cash flows of our investment portfolio in different interest rate scenarios in connection with the rest of our balance sheet to design an investment portfolio that optimizes performance.
The Company periodically evaluates each investment security for other-than-temporary impairment, relying primarily on industry analyst reports, observation of market conditions, and interest rate fluctuations.  The portion of the impairment that is attributable to a shortage in the present value of expected future cash flows relative to the amortized cost should be recorded as a current period charge to earnings.  The discount rate in this analysis is the original yield expected at time of purchase.
Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2020 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2020 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
 For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the three months ended March 31, 2020. There were no OTTI losses recorded during the three months ended March 31, 2019.
At March 31, 2020, the Company held 11 U.S. Government agency securities of which five were in a loss position for less than 12 months and five had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.
At March 31, 2020, the Company held 66 obligations of states and political subdivision securities of which 15 were in a loss position for less than 12 months. At March 31, 2020, the Company held two corporate debt securities of which two were in a loss position for less than twelve months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.
At March 31, 2020, the Company held 116 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 14 were in a loss position for less than 12 months and 17 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020.
At March 31, 2020, the Company had a total of 25 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $65,615,000 and a net unrealized loss of approximately $1,692,000.  Thirteen of the PLMABS securities were in a loss position for less than 12 months and one has been in loss for more than 12 months at March 31, 2020. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2020. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $13,611,000 or 1.44% to $929,769,000 as of March 31, 2020, compared to $943,380,000 as of December 31, 2019.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	March 31, 2020	% of Total Loans	December 31, 2019	% of Total Loans
Commercial:
Commercial and industrial	$102,606	11.0%	$102,541	10.9%
Agricultural production	17,162	1.9%	23,159	2.6%
Total commercial	119,768	12.9%	125,700	13.5%
Real estate:
Owner occupied	198,551	21.4%	197,946	21.0%
Real estate construction and other land loans	79,794	8.6%	73,718	7.8%
Commercial real estate	326,044	35.2%	329,333	34.9%
Agricultural real estate	67,935	7.3%	76,304	8.1%
Other real estate	33,184	3.6%	31,241	3.3%
Total real estate	705,508	76.1%	708,542	75.1%
Consumer:
Equity loans and lines of credit	61,601	6.6%	64,841	6.9%
Consumer and installment	41,341	4.4%	42,782	4.5%
Total consumer	102,942	11.0%	107,623	11.4%
Net deferred origination costs	1,551		1,515
Total gross loans	929,769	100.0%	943,380	100.0%
Allowance for credit losses	(10,546)		(9,130)
Total loans	$919,223		$934,250

As of March 31, 2020, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 95.6% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 95.5% of total loans at December 31, 2019.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
At March 31, 2020, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $146,360,000, of which $2,962,000 were commercial loans, $126,022,000 were real estate loans, and $17,376,000 were consumer loans. At December 31, 2019, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $152,735,000, of which $4,009,000 were commercial loans, $130,656,000 were real estate loans, and $18,070,000 were consumer loans.
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
At March 31, 2020, total nonperforming assets totaled $1,115,000, or 0.07% of total assets, compared to $1,693,000, or 0.11% of total assets at December 31, 2019.  Total nonperforming assets at March 31, 2020, included nonaccrual loans totaling $1,115,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2019 consisted of $1,693,000 in nonaccrual loans, no OREO, and no other repossessed assets. At March 31, 2020, we had one loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans totaling $87,000 compared to one TDR totaling $322,000 at December 31, 2019.
A summary of nonperforming loans at March 31, 2020 and December 31, 2019 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2020 or at December 31, 2019.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans:
Commercial and industrial	$20	$187
Owner occupied real estate	411	416
Agricultural real estate	195	321
Commercial real estate	360	381
Equity loans and lines of credit	42	66
Troubled debt restructured loans (non-accruing):
Equity loans and lines of credit	87	322
Total nonaccrual	1,115	1,693
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$1,115	$1,693
Ratio of nonperforming loans to total loans	0.12%	0.18%
Ratio of allowance for credit losses to nonperforming loans	945.8%	539.3%
Loans considered to be impaired	$16,113	$3,734
Related allowance for credit losses on impaired loans	$194	$40

We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2020 and December 31, 2019, we had impaired loans totaling $16,113,000 and $3,734,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2020.

(In thousands)	Balance, December 31, 2019	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2020
Nonaccrual loans:
Commercial and industrial	$187	$—	$(20)	$—	$(147)	$—	$20
Real estate	797	—	(26)	—	—	—	771
Real estate construction and other land loans	—	—	—	—	—	—	—
Agricultural real estate	321	—	(126)	—	—	—	195
Equity loans and lines of credit	66	—	(24)	—	—	—	42
Consumer	—	—	—	—	—	—	—
Restructured loans (non-accruing):
Equity loans and lines of credit	322	—	(235)	—	—	—	87
Total nonaccrual	$1,693	$—	$(431)	$—	$(147)	$—	$1,115

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at March 31, 2020 or December 31, 2019. The Company held no repossessed assets at March 31, 2020 or December 31, 2019.

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
The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Quarter Ended March 31,	For the Year Ended December 31,	For the Quarter Ended March 31,
(Dollars in thousands)	2020	2019	2019
Balance, beginning of period	$9,130	$9,104	$9,104
Provision for credit losses	1,375	1,025	(25)
Losses charged to allowance	(43)	(1,196)	(9)
Recoveries	84	197	48
Balance, end of period	$10,546	$9,130	$9,118
Allowance for credit losses to total loans at end of period	1.13%	0.97%	0.99%

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
The allowance for credit losses is reviewed at least quarterly by the Bank’s and our Board of Directors’ Audit Committee.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired asset for the purpose of estimating potential loss exposure. We adjusted the economic risk factor methodology to incorporate the current economic implications and rising unemployment rate from the COVID-19 pandemic. Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.
As of March 31, 2020, the balance in the allowance for credit losses (ALLL) was $10,546,000 compared to $9,130,000 as of December 31, 2019.  The increase is attributed to the additional provision of $1,375,000 during the three months ended March 31, 2020.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $290,231,000 as of March 31, 2020, compared to $291,182,000 as of December 31, 2019.  At March 31, 2020 and December 31, 2019, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $175,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
As of March 31, 2020, the ALLL was 1.13% of total gross loans compared to 0.97% as of December 31, 2019.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $146,360,000 at March 31, 2020 and $152,735,000 at December 31, 2019. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.35% and 1.15% at March 31, 2020 and December 31, 2019, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.35% and 1.16%, respectively. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
The Company’s loan portfolio balances for the three months ended March 31, 2020 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of March 31, 2020. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2020		December 31, 2019		March 31, 2019
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$14,095	1.52%	$1,504	0.16%	$1,930	0.21%
Past due loans	1,325	0.14%	784	0.08%	2,206	0.24%
Nonaccrual loans	1,115	0.12%	1,693	0.18%	1,548	0.17%

The Company’s management team has evaluated its exposure to increased loan losses related to the COVID-19 pandemic and has identified the following industry segments most impacted by the pandemic as of March 31, 2020:

Industry Segments (Dollars in thousands)	Outstanding Loan Balance	Percent of Total Loan Portfolio
Hospitality	$74,675	8.04%
Restaurants	16,203	1.75%
Retail	69,127	7.45%
Assisted living facilities	21,200	2.28%
Childcare/Education	13,018	1.40%
Entertainment	20,027	2.16%
Oil/Gas	—	—%
Shared national credits	—	—%
Credit cards	—	—%
Total	$214,250	23.08%

The Company is closely monitoring the effects of the pandemic on our loan and deposit customers. Our management team is focused on assessing the risks in our loan portfolio and working with our customers to minimize our losses. While the industry segments included in the table above were identified as being more impacted by the COVID-19 pandemic, we believe that our credit risk related to the loans outstanding to customers in these categories is well managed. This is primarily due to the existence of SBA and other loan guarantee programs, personal guarantees, and adequate collateralization.

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2020, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2019 and again as of the end of the first quarter of 2020 utilizing various qualitative factors.  Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount.  In late February, a global health crisis turned into an economic crisis. The COVID-19 pandemic is impacting the local economy in the San Joaquin Valley and greater Sacramento area as state and local shelter-in-place recommendations were enacted in March 2020 causing many businesses to close and workers to be temporarily unemployed. As of March 31, 2020, the Company has concluded that there is no impairment of goodwill that would require a write down.
The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at March 31, 2020 was $1,704,000, net of $2,048,000 in accumulated amortization expense.  The carrying value at December 31, 2019 was $1,878,000, net of $1,874,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2020.  Amortization expense recognized was $174,000 and $174,000 for the three months ended March 31, 2020 and March 31, 2019, respectively.
The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2020	$522
2021	661
2022	455
2023	66
$1,704

Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
Total deposits increased $17,306,000 or 1.30% to $1,350,591,000 as of March 31, 2020, compared to $1,333,285,000 as of December 31, 2019, primarily due to recurring seasonal patterns.  Interest-bearing deposits increased $7,935,000 or 1.07% to $746,593,000 as of March 31, 2020, compared to $738,658,000 as of December 31, 2019.  Non-interest bearing deposits increased $9,371,000 or 1.58% to $603,998,000 as of March 31, 2020, compared to $594,627,000 as of December 31, 2019.  Average non-interest bearing deposits to average total deposits was 44.23% for the three months ended March 31, 2020 compared to 42.10% for the same period in 2019.

The composition of the deposits and average interest rates paid at March 31, 2020 and December 31, 2019 is summarized in the table below.

(Dollars in thousands)	March 31, 2020	% of Total Deposits	Average Effective Rate	December 31, 2019	% of Total Deposits	Average Effective Rate
NOW accounts	$263,199	19.5%	0.14%	$266,048	20.0%	0.21%
MMA accounts	276,869	20.5%	0.21%	266,609	20.0%	0.24%
Time deposits	89,840	6.7%	0.82%	93,730	7.0%	0.73%
Savings deposits	116,685	8.6%	0.03%	112,271	8.4%	0.02%
Total interest-bearing	746,593	55.3%	0.23%	738,658	55.4%	0.26%
Non-interest bearing	603,998	44.7%		594,627	44.6%
Total deposits	$1,350,591	100.0%		$1,333,285	100.0%

Other Borrowings

As of March 31, 2020 and December 31, 2019, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $218,673,000 at March 31, 2020, compared to $228,128,000 at December 31, 2019.  The decrease from December 31, 2019 in shareholders’ equity is the result of an increase in retained earnings from net income of $6,623,000, the exercise of stock options of $207,000, stock issued under the employee stock purchase plan of $58,000, the effect of share based compensation expense of $121,000, and stock awarded to employees of $141,000, offset by a decrease in accumulated other comprehensive income (AOCI) of $4,145,000, common stock cash dividends of $1,408,000 and stock repurchases of $11,052,000.
On July 17, 2019, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $10 million worth of the Company’s outstanding common stock, or approximately 479,616 shares.  During the three months ended March 31, 2020, the Company repurchased and retired 49,269 shares related to the July 17, 2019 stock repurchase plan at an approximate cost of $1,052,000, completing the plan. During the year ended December 31, 2019, the Company repurchased and retired a total of 431,444 shares at an approximate cost of $8,948,000. The stock repurchase program expired earlier than the set expiration date of July 17, 2020.
On January 15, 2020, the Board of Directors of the Company approved the adoption of a new program to effect repurchases of the Company’s common stock with the intent to purchase up to $10,000,000 of the Company’s outstanding common stock, or approximately 487,805 shares. During the three months ended March 31, 2020, the Company repurchased and retired a total of 572,110 shares at an approximate cost of $17.45 per share, completing the stock repurchase plan.
During the first three months of 2020, the Company declared and paid $1,408,000 in cash dividends ($0.11 per common share) to holders of common stock. The Company declared and paid a total of $5,805,000 in cash dividends ($0.43 per common share) to holders of common stock during the year ended December 31, 2019.
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

The following table presents the Company’s regulatory capital ratios as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
March 31, 2020	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$167,899	10.93%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$162,899	13.97%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$167,899	14.40%	N/A	N/A
Total Risk-Based Capital Ratio	$178,620	15.32%	N/A	N/A

December 31, 2019
Tier 1 Leverage Ratio	$172,945	11.38%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$167,945	14.55%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$172,945	14.98%	N/A	N/A
Total Risk-Based Capital Ratio	$182,325	15.79%	N/A	N/A
(1) Effective August 30, 2018, the minimum regulatory requirements were eliminated for bank holding companies with less than $3 billion of assets.

The following table presents the Bank’s regulatory capital ratios as of March 31, 2020 and December 31, 2019.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$166,799	10.86%	$61,455	4.00%	$76,819	5.00%
Common Equity Tier 1 Ratio (CET 1)	$166,799	14.31%	$52,457	4.50%	$75,771	6.50%
Tier 1 Risk-Based Capital Ratio	$166,799	14.31%	$69,943	6.00%	$93,257	8.00%
Total Risk-Based Capital Ratio	$177,520	15.23%	$93,257	8.00%	$116,571	10.00%

December 31, 2019
Tier 1 Leverage Ratio	$171,332	11.27%	$60,810	4.00%	$76,012	5.00%
Common Equity Tier 1 Ratio (CET 1)	$171,332	14.85%	$51,930	7.00%	$75,010	6.50%
Tier 1 Risk-Based Capital Ratio	$171,332	14.85%	$69,240	8.50%	$92,320	8.00%
Total Risk-Based Capital Ratio	$180,712	15.66%	$92,320	10.50%	$115,400	10.00%
(1) The 2019 minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2020, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2020, the rate was 3.43%.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2020, the Company had unpledged securities totaling $440,568,000 available as a secondary source of liquidity and total cash and cash equivalents of $36,162,000.  Cash and cash equivalents at March 31, 2020 decreased 31.22% compared to $52,574,000 at December 31, 2019.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2020, our available borrowing capacity includes approximately $70,000,000 in unsecured credit lines with our correspondent banks, $257,146,000 in unused FHLB secured advances and a $15,547,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2020, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2020 and December 31, 2019:

Credit Lines (In thousands)	March 31, 2020	December 31, 2019
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$70,000	$70,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$257,146	$304,987
Balance outstanding	$—	$—
Collateral pledged	$440,862	$446,742
Fair value of collateral	$392,694	$410,788
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$15,547	$4,931
Balance outstanding	$—	$—
Collateral pledged	$4,882	$5,065
Fair value of collateral	$4,781	$5,036

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by California statutes and the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 6 of the Notes to Consolidated Financial Statements included herein and Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K.
In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2019 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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
There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The Impact of the COVID-19 Pandemic may have a material adverse affect on our business and financial performance and financial condition.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations. In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;

•
if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•
as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;

•
a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and

•	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

Moreover, our future success and profitability substantially depends on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to the outbreak could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Any one or a combination of the factors identified above could negatively impact our business, financial condition and results of operations and prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the three months ended ended March 31, 2020 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2) (3)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2020 - 01/31/2020	167,223	$20.05	167,223	$7,694
02/1/2020 - 02/28/2020	211,233	$19.31	211,233	$3,610
03/1/2020 - 03/31/2020	242,923	$14.83	242,923	$—
Total	621,379	$17.76	621,379

(1) The Company approved a stock repurchase program effective July 17, 2019 with the intent to purchase up to $10,000,000 of the Company’s outstanding common stock, or approximately 479,616 shares. During the three months ended March 31, 2020, the Company repurchased and retired a total of 49,269 shares at an approximate cost of $1,052,000, completing the stock repurchase plan. During the year ended December 31, 2019, the Company repurchased and retired a total of 431,444 shares at an approximate cost of $8,948,000.
(2) The Company approved a stock repurchase program effective January 15, 2020 with the intent to purchase an additional $10,000,000 of the Company’s outstanding common stock, or approximately 487,805 shares. During the three months ended March 31, 2020, the Company repurchased and retired a total of 572,110 shares at an approximate cost of $17.45 per share, completing the stock repurchase plan.
(3) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

None to report.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).

3.2	Bylaws of the Company as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2016).

10.86	Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim.*

10.87	Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim.*

10.88	Executive Salary Continuation Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020.*

10.89	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020.*

10.90	Third Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross.*

10.91	Third Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

* Management contract

’

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 6, 2020	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: May 6, 2020	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer