Form 10-Q
period 2020-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2020-08-05
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 3, 2020 there were 12,494,597 shares of the registrant’s common stock outstanding.

2

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2020 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2020	December 31, 2019

ASSETS
Cash and due from banks	$32,296	$24,195
Interest-earning deposits in other banks	86,261	28,379
Total cash and cash equivalents	118,557	52,574
Available-for-sale debt securities	544,502	470,746
Equity securities	7,655	7,472
Loans, less allowance for credit losses of $13,937 at June 30, 2020 and $9,130 at December 31, 2019	1,111,954	934,250
Bank premises and equipment, net	7,257	7,618
Bank-owned life insurance	29,591	30,230
Federal Home Loan Bank stock	5,595	6,062
Goodwill	53,777	53,777
Core deposit intangibles	1,530	1,878
Accrued interest receivable and other assets	33,313	32,148
Total assets	$1,913,731	$1,596,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$817,162	$594,627
Interest bearing	832,395	738,658
Total deposits	1,649,557	1,333,285

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	30,461	30,187
Total liabilities	1,685,173	1,368,627
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,494,597 at June 30, 2020 and 13,052,407 at December 31, 2019	79,059	89,379
Retained earnings	142,076	135,932
Accumulated other comprehensive income, net of tax	7,423	2,817
Total shareholders’ equity	228,558	228,128
Total liabilities and shareholders’ equity	$1,913,731	$1,596,755

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2020	2019	2020	2019
INTEREST INCOME:
Interest and fees on loans	$12,600	$12,955	$25,498	$25,509
Interest on deposits in other banks	13	59	196	209
Interest and dividends on investment securities:
Taxable	2,959	3,337	6,225	6,360
Exempt from Federal income taxes	412	429	571	991
Total interest income	15,984	16,780	32,490	33,069
INTEREST EXPENSE:
Interest on deposits	374	469	806	862
Interest on junior subordinated deferrable interest debentures	36	55	81	112
Other	—	310	—	314
Total interest expense	410	834	887	1,288
Net interest income before provision for credit losses	15,574	15,946	31,603	31,781
PROVISION FOR CREDIT LOSSES	3,000	300	4,375	275
Net interest income after provision for credit losses	12,574	15,646	27,228	31,506
NON-INTEREST INCOME:
Service charges	447	713	1,093	1,403
Appreciation in cash surrender value of bank-owned life insurance	176	190	358	361
Interchange fees	307	384	640	727
Net realized gains (losses) on sales of investment securities	(58)	2,459	4,140	3,511
Federal Home Loan Bank dividends	75	118	182	239
Loan placement fees	561	220	860	359
Other income	537	514	1,315	974
Total non-interest income	2,045	4,598	8,588	7,574
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,812	6,912	14,324	13,402
Occupancy and equipment	1,139	1,452	2,283	2,931
Professional services	522	280	980	607
Data processing	554	401	890	796
Regulatory assessments	146	134	193	286
ATM/Debit card expenses	187	186	481	377
Information technology	602	605	1,210	1,382
Directors’ expenses	136	193	328	369
Advertising	167	198	340	400
Internet banking expense	182	199	378	393
Amortization of core deposit intangibles	173	173	347	347
Other	878	1,039	1,823	2,149
Total non-interest expenses	11,498	11,772	23,577	23,439
Income before provision for income taxes	3,121	8,472	12,239	15,641
Provision for income taxes	820	2,385	3,315	4,338
Net income	$2,301	$6,087	$8,924	$11,303
Earnings per common share:
Basic earnings per share	$0.18	$0.45	$0.71	$0.84
Weighted average common shares used in basic computation	12,449,283	13,533,724	12,592,126	13,515,752
Diluted earnings per share	$0.18	$0.45	$0.71	$0.83
Weighted average common shares used in diluted computation	12,486,681	13,635,834	12,646,403	13,612,866
Cash dividend per common share	$0.11	$0.11	$0.22	$0.21

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$2,301	$6,087	$8,924	$11,303
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains arising during the period	12,366	7,890	10,679	16,508
Reclassification of net (gains) losses included in net income	58	(2,459)	(4,140)	(3,511)
Other comprehensive income, before tax	12,424	5,431	6,539	12,997
Tax effect	(3,673)	(1,606)	(1,933)	(3,843)
Total other comprehensive income	8,751	3,825	4,606	9,154
Comprehensive income	$11,052	$9,912	$13,530	$20,457

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2020 AND 2019
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2019	13,680,930	$102,395	$124,138	$922	$227,455
Net income	—	—	6,087	—	6,087
Other comprehensive income	—	—	—	3,825	3,825
Restricted stock granted net of forfeitures	20,125	—	—	—	—
Stock issued under employee stock purchase plan	2,865	51			51
Stock-based compensation expense	—	151	—	—	151
Cash dividend	—	—	(1,502)	—	(1,502)
Stock options exercised	8,184	65	—	—	65
Repurchase and retirement of common stock	(223,121)	(4,452)			(4,452)
Balance, June 30, 2019	13,488,983	$98,210	$128,723	$4,747	$231,680

Balance, March 31, 2020	12,472,939	$78,854	$141,147	$(1,328)	$218,673
Net income	—	—	2,301	—	2,301
Other comprehensive income	—	—	—	8,751	8,751
Restricted stock granted net of forfeitures	14,090	—	—	—	—
Stock issued under employee stock purchase plan	4,348	58	—	—	58
Stock-based compensation expense	—	128	—	—	128
Cash dividend	—	—	(1,372)	—	(1,372)
Stock options exercised	3,220	19	—	—	19
Balance, June 30, 2020	12,494,597	$79,059	$142,076	$7,423	$228,558

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
 (Unaudited)

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2019	13,754,965	$103,851	$120,294	$(4,407)	219,738
Net income	—	—	11,303	—	11,303
Other comprehensive income	—	—	—	9,154	9,154
Stock issued under employee stock purchase plan	7,468	131	—	—	131
Stock awarded to employees	5,295	100	—	—	100
Restricted stock granted net of forfeitures	20,035	—	—	—	—
Stock-based compensation expense	—	294	—	—	294
Cash dividend	—	—	(2,874)	—	(2,874)
Repurchase and retirement of common stock	(320,600)	(6,326)	—	—	(6,326)
Stock options exercised	21,820	160	—	—	160
Balance, June 30, 2019	13,488,983	$98,210	$128,723	$4,747	$231,680

Balance, January 1, 2020	13,052,407	$89,379	$135,932	$2,817	$228,128
Net income	—	—	8,924	—	8,924
Other comprehensive income	—	—	—	4,606	4,606
Restricted stock granted net of forfeitures	14,090	—	—	—	—
Stock issued under employee stock purchase plan	7,981	115	—	—	115
Stock awarded to employees	6,548	141	—	—	141
Stock-based compensation expense	—	248	—	—	248
Cash dividend	—	—	(2,780)	—	(2,780)
Stock options exercised	34,950	228	—	—	228
Repurchase and retirement of common stock	(621,379)	(11,052)	—	—	(11,052)
Balance, June 30, 2020	12,494,597	$79,059	$142,076	$7,423	$228,558

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,924	$11,303
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(5,975)	132
Depreciation	462	1,046
Accretion	(666)	(406)
Amortization	2,128	2,545
Stock-based compensation	248	294
Provision for credit losses	4,375	275
Net realized gains on sales of available-for-sale investment securities	(4,140)	(3,511)
Net gain on disposal of premises and equipment	(6)	—
Increase in fair value of equity securities	(183)	(204)
Increase in bank-owned life insurance, net of expenses	(198)	(361)
Net gain on bank-owned life insurance	(462)	—
Net increase in accrued interest receivable and other assets	(1,418)	(8,485)
Net increase in accrued interest payable and other liabilities	417	7,761
Provision for deferred income taxes	(1,735)	(713)
Net cash provided by operating activities	1,771	9,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(202,390)	(212,662)
Proceeds from sales or calls of available-for-sale investment securities	122,151	203,426
Proceeds from maturity and principal repayments of available-for-sale investment securities	16,103	11,701
Net increase in loans	(176,105)	(41,622)
Purchases of premises and equipment	(101)	(304)
Purchases of bank-owned life insurance	(250)	(1,000)
FHLB stock redeemed	467	781
Proceeds from bank-owned life insurance	1,550	—
Proceeds from sale of premises and equipment	6	—
Net cash used in investing activities	(238,569)	(39,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	319,263	11,711
Net (decrease) increase in time deposits	(2,993)	78
Proceeds from short-term borrowings from Federal Home Loan Bank	—	274,500
Repayments of short-term borrowings to Federal Home Loan Bank	—	(230,500)
Proceeds of borrowings from other financial institutions	—	2,870
Repayments of borrowings from other financial institutions	—	(2,870)
Purchase and retirement of common stock	(11,052)	(6,326)
Proceeds from stock issued under employee stock purchase plan	115	131
Proceeds from exercise of stock options	228	160
Cash dividend payments on common stock	(2,780)	(2,874)
Net cash provided by financing activities	302,781	46,880
Increase in cash and cash equivalents	65,983	16,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,574	31,727
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,557	$48,603

	For the Six Months Ended June 30,
(In thousands)	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$937	$1,238
Income taxes	$2,810	$4,720
Operating cash flows from operating leases	$1,120	$1,091
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$10,129

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2019 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2020, and the results of its operations and its cash flows for the six-month interim periods ended June 30, 2020 and 2019 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Risks and Uncertainties

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 continues to aggressively spread globally and has spread to over 216 countries, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate, could adversely affect our operations. While the spread of COVID-19 has minimally affected our operations as of June 30, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely affect several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, or deferred tax assets.

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

        In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by COVID-19 and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications as troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. This interagency guidance is expected to reduce the number of TDRs that will be reported in future periods; however, the amount is indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

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

	June 30, 2020
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$32,296	$32,296	$—	$—	$32,296
Interest-earning deposits in other banks	86,261	86,261	—	—	86,261
Available-for-sale debt securities	544,502	—	544,502	—	544,502
Equity securities	7,655	7,655	—	—	7,655
Loans, net	1,111,954	—	—	1,098,205	1,098,205
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,294	17	2,991	5,286	8,294
Financial liabilities:
Deposits	1,649,557	1,498,035	90,997	—	1,589,032
Junior subordinated deferrable interest debentures	5,155	—	—	2,921	2,921
Accrued interest payable	126	—	89	37	126

	December 31, 2019
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,195	$24,195	$—	$—	$24,195
Interest-earning deposits in other banks	28,379	28,379	—	—	28,379
Available-for-sale debt securities	470,746	—	470,746	—	470,746
Equity securities	7,472	7,472	—	—	7,472
Loans, net	934,250	—	—	928,807	928,807
Federal Home Loan Bank stock	6,062	N/A	N/A	N/A	N/A
Accrued interest receivable	5,591	33	1,798	3,760	5,591
Financial liabilities:
Deposits	1,333,285	1,160,224	93,395	—	1,253,619
Junior subordinated deferrable interest debentures	5,155	—	—	3,976	3,976
Accrued interest payable	176	—	129	47	176
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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2020:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of June 30, 2020 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$41,706	$—	$41,706	$—
Obligations of states and political subdivisions	229,855	—	229,855	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	201,837	—	201,837	—
Private label mortgage and asset backed securities	52,501	—	52,501	—
Corporate debt securities	18,603	—	18,603	—
Equity securities	7,655	7,655	—	—
Total assets measured at fair value on a recurring basis	$552,157	$7,655	$544,502	$—

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
        Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2020, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the six months ended June 30, 2020. Also there were no liabilities measured at fair value on a recurring basis at June 30, 2020.

Non-recurring Basis

        The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2020.

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Real estate-construction and other land loans	$166	$—	$—	$166
Total assets measured at fair value on a non-recurring basis	$166	$—	$—	$166

        At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the six months ended ended June 30, 2020.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $190,000 with a valuation allowance of $24,000 at June 30, 2020, and a resulting fair value of $166,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
        There were no charge-offs related to loans carried at fair value during the six months ended June 30, 2020 and 2019. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended June 30, 2020 and 2019 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2020.
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

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of June 30, 2020, $109,802,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $10,538,000 at June 30, 2020 compared to an unrealized gain of $3,999,000 at December 31, 2019. The unrealized gain/(loss) recorded is net of $3,115,000 and $1,182,000 in tax liabilities (benefits) as accumulated other comprehensive income (loss) within shareholders’ equity at June 30, 2020 and December 31, 2019, respectively.
  The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2020
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$42,085	$25	$(404)	$41,706
Obligations of states and political subdivisions	219,024	11,834	(1,003)	229,855
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	201,373	4,355	(3,891)	201,837
Private label mortgage and asset backed securities	52,482	1,155	(1,136)	52,501
Corporate debt securities	19,000	5	(402)	18,603
Total available-for-sale	$533,964	$17,374	$(6,836)	$544,502

	December 31, 2019
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$14,740	$12	$(258)	$14,494
Obligations of states and political subdivisions	89,574	2,965	(1,428)	91,111
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	198,125	1,409	(2,815)	196,719
Private label mortgage and asset backed securities	155,308	4,223	(153)	159,378
Corporate debt securities	9,000	79	(35)	9,044
Total available-for-sale	$466,747	$8,688	$(4,689)	$470,746

        Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2020 and 2019 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2020	2019	2020	2019
Proceeds from sales or calls	$16,114	$150,441	$122,151	$203,426
Gross realized gains from sales or calls	306	2,508	4,504	3,607
Gross realized losses from sales or calls	(364)	(49)	(364)	(96)
        Losses recognized in 2020 and 2019 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
        The provision for income taxes includes $1,224,000 and $1,038,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the six months ended June 30, 2020 and 2019, respectively. The provision (benefit) for income taxes includes $(17,000) and $727,000 income tax impact from the reclassification of unrealized net gains/(losses) on available-for-sale securities to realized net gains/(losses) on available-for-sale securities for the three months ended June 30, 2020 and 2019, respectively
        Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$27,942	$(184)	$13,075	$(220)	$41,017	$(404)
Obligations of states and political subdivisions	46,269	(1,003)	—	—	46,269	(1,003)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	16,999	(277)	92,339	(3,614)	109,338	(3,891)
Private label mortgage and asset backed securities	27,461	(1,136)	—	—	27,461	(1,136)
Corporate debt securities	8,598	(402)	—	—	8,598	(402)
Total available-for-sale	$127,269	$(3,002)	$105,414	$(3,834)	$232,683	$(6,836)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Government agencies	$—	$—	$13,713	$(258)	$13,713	$(258)
Obligations of states and political subdivisions	65,606	(1,428)	—	—	65,606	(1,428)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	71,650	(932)	69,518	(1,883)	141,168	(2,815)
Private label mortgage and asset backed securities	17,811	(81)	5,624	(72)	23,435	(153)
Corporate debt securities	3,965	(35)	—	—	3,965	(35)
Total available-for-sale	$159,032	$(2,476)	$88,855	$(2,213)	$247,887	$(4,689)
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
  As of June 30, 2020, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at June 30, 2020 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2020 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
        For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the six months ended June 30, 2020.

U.S. Government Agencies

        At June 30, 2020, the Company held 11 U.S. Government agency securities of which five were in a loss position for less than 12 months and five had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Obligations of States and Political Subdivisions

        At June 30, 2020, the Company held 74 obligations of states and political subdivision securities of which 12 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

        At June 30, 2020, the Company held 113 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which seven were in a loss position for less than 12 months and 19 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.

Private Label Mortgage and Asset Backed Securities

        At June 30, 2020, the Company had a total of 23 Private Label Mortgage and Asset Backed Securities (PLMABS). Seven of the PLMABS securities were in a loss position for less than 12 months and none have been in loss for more than 12 months at June 30, 2020. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

        At June 30, 2020, the Company held four corporate debt securities of which two were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.
        The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2020 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2020
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	1,593	1,749
After five years through ten years	29,964	31,935
After ten years	187,467	196,171
	219,024	229,855
Investment securities not due at a single maturity date:
U.S. Government agencies	42,085	41,706
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	201,373	201,837
Private label mortgage and asset backed securities	52,482	52,501
Corporate debt securities	19,000	18,603
Total available-for-sale	$533,964	$544,502

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2020	% of Total Loans	December 31, 2019	% of Total Loans
Commercial:
Commercial and industrial	$303,775	27.0%	$102,541	10.9%
Agricultural production	26,419	2.3%	23,159	2.6%
Total commercial	330,194	29.3%	125,700	13.5%
Real estate:
Owner occupied	199,337	17.5%	197,946	21.0%
Real estate construction and other land loans	83,490	7.4%	73,718	7.8%
Commercial real estate	313,625	27.9%	329,333	34.9%
Agricultural real estate	72,994	6.4%	76,304	8.1%
Other real estate	32,649	2.9%	31,241	3.3%
Total real estate	702,095	62.1%	708,542	75.1%
Consumer:
Equity loans and lines of credit	58,431	5.1%	64,841	6.9%
Consumer and installment	39,631	3.5%	42,782	4.5%
Total consumer	98,062	8.6%	107,623	11.4%
Net deferred origination (fees) costs	(4,460)		1,515
Total gross loans	1,125,891	100.0%	943,380	100.0%
Allowance for credit losses	(13,937)		(9,130)
Total loans	$1,111,954		$934,250

        At June 30, 2020 and December 31, 2019, loans originated under Small Business Administration (SBA) programs totaling $7,015,000 and $21,910,000, respectively, were included in the real estate and commercial categories, of which, $5,204,000 or 74% and $16,372,000 or 75%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At June 30, 2020, 1,077 PPP loans totaling $211,575,000 were outstanding and included in the commercial and industrial line item above.

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
        The following table shows the summary of activities for the Allowance as of and for the three months ended June 30, 2020 and 2019 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2020	$1,657	$7,555	$1,236	$98	$10,546
Provision charged to operations	7	2,834	76	83	3,000
Losses charged to allowance	—	—	(80)	—	(80)
Recoveries	423	—	48	—	471
Ending balance, June 30, 2020	$2,087	$10,389	$1,280	$181	$13,937

Allowance for credit losses:
Beginning balance, April 1, 2019	$1,450	$6,709	$895	$64	$9,118
(Reversal) provision charged to operations	372	(156)	7	77	300
Losses charged to allowance	(50)	—	(6)	—	(56)
Recoveries	28	—	15	—	43
Ending balance, June 30, 2019	$1,800	$6,553	$911	$141	$9,405

The following table shows the summary of activities for the Allowance as of and for the six month ended June 30, 2020 and 2019 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	233	3,620	377	145	4,375
Losses charged to allowance	(29)	—	(94)	—	(123)
Recoveries	455	—	100	—	555
Ending balance, June 30, 2020	$2,087	$10,389	$1,280	$181	$13,937

Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
(Reversal) provision charged to operations	120	14	68	73	275
Losses charged to allowance	(50)	—	(15)	—	(65)
Recoveries	59	—	32	—	91
Ending balance, June 30, 2019	$1,800	$6,553	$911	$141	$9,405

        The following is a summary of the Allowance by impairment methodology and portfolio segment as of June 30, 2020 and December 31, 2019 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2020	$2,087	$10,389	$1,280	$181	$13,937
Ending balance: individually evaluated for impairment	$255	$25	$14	$—	$294
Ending balance: collectively evaluated for impairment	$1,832	$10,364	$1,266	$181	$13,643

Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130
Ending balance: individually evaluated for impairment	$2	$3	$35	$—	$40
Ending balance: collectively evaluated for impairment	$1,426	$6,766	$862	$36	$9,090
        The following table shows the ending balances of loans as of June 30, 2020 and December 31, 2019 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2020	$330,194	$702,095	$98,062	$1,130,351
Ending balance: individually evaluated for impairment	$11,231	$1,819	$1,137	$14,187
Ending balance: collectively evaluated for impairment	$318,963	$700,276	$96,925	$1,116,164

Loans:
Ending balance, December 31, 2019	$125,700	$708,542	$107,623	$941,865
Ending balance: individually evaluated for impairment	$187	$2,036	$1,511	$3,734
Ending balance: collectively evaluated for impairment	$125,513	$706,506	$106,112	$938,131

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at June 30, 2020 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$278,630	$12,837	$12,308	$—	$303,775
Agricultural production	19,953	—	6,466	—	26,419
Real Estate:
Owner occupied	185,323	8,432	5,582	—	199,337
Real estate construction and other land loans	77,820	1,990	3,680	—	83,490
Commercial real estate	300,565	10,725	2,335	—	313,625
Agricultural real estate	64,567	1,350	7,077	—	72,994
Other real estate	32,488	161	—	—	32,649
Consumer:
Equity loans and lines of credit	56,967	240	1,224	—	58,431
Consumer and installment	39,631	—	—	—	39,631
Total	$1,055,944	$35,735	$38,672	$—	$1,130,351
        The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2019 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$86,705	$2,635	$13,201	$—	$102,541
Agricultural production	18,814	—	4,345	—	23,159
Real Estate:
Owner occupied	186,370	6,881	4,695	—	197,946
Real estate construction and other land loans	72,142	—	1,576	—	73,718
Commercial real estate	310,982	17,202	1,149	—	329,333
Agricultural real estate	68,032	946	7,326	—	76,304
Other real estate	31,241	—	—	—	31,241
Consumer:
Equity loans and lines of credit	62,776	519	1,546	—	64,841
Consumer and installment	42,782	—	—	—	42,782
Total	$879,844	$28,183	$33,838	$—	$941,865

The following table shows an aging analysis of the loan portfolio by class and the time past due at June 30, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$148	$—	$—	$148	$303,627	$303,775	$—	$732
Agricultural production	—	—	—	—	26,419	26,419	—	—
Real estate:	—				—
Owner occupied	—	—	—	—	199,337	199,337	—	391
Real estate construction and other land loans	—	—	190	190	83,300	83,490	—	190
Commercial real estate	514	—	—	514	313,111	313,625	—	869
Agricultural real estate	—	—	—	—	72,994	72,994	—	182
Other real estate	—	—	—	—	32,649	32,649	—	—
Consumer:					—
Equity loans and lines of credit	—	—	—	—	58,431	58,431	—	42
Consumer and installment	1	—	—	1	39,630	39,631	—	—
Total	$663	$—	$190	$853	$1,129,498	$1,130,351	$—	$2,406
        The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$17	$—	$—	$17	$102,524	$102,541	$—	$187
Agricultural production	—	—	—	—	23,159	23,159	—	—
Real estate:	—
Owner occupied	—	218	—	218	197,728	197,946	—	416
Real estate construction and other land loans	—	—	—	—	73,718	73,718	—	—
Commercial real estate	—	381	—	381	328,952	329,333	—	381
Agricultural real estate	—	—	—	—	76,304	76,304	—	321
Other real estate	—	—	—	—	31,241	31,241	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	64,841	64,841	—	388
Consumer and installment	168	—	—	168	42,614	42,782	—	—
Total	$185	$599	$—	$784	$941,081	$941,865	$—	$1,693

The following table shows information related to impaired loans by class at June 30, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Owner occupied	$391	$417	$—
Commercial real estate	869	1,030	—
Agricultural real estate	182	189	—
Total real estate	1,442	1,636	—
Consumer:
Equity loans and lines of credit	190	229	—
Total with no related allowance recorded	1,632	1,865	—

With an allowance recorded:
Commercial:
Commercial and industrial	10,456	10,463	239
Agricultural production	775	775	16
Total commercial	11,231	11,238	255
Real estate:
Real estate construction and other land loans	190	191	24
Commercial real estate	150	151	1
Agricultural real estate	37	37	—
Total real estate	377	379	25
Consumer:
Equity loans and lines of credit	947	947	14
Total with an allowance recorded	12,555	12,564	294
Total	$14,187	$14,429	$294
        The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

        The following table shows information related to impaired loans by class at December 31, 2019 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$163	$432	$—
Real estate:
Owner occupied	416	426	—
Real estate construction and other land loans	—	—	—
Commercial real estate	1,110	1,361	—
Agricultural real estate	321	321	—
Total real estate	1,847	2,108	—
Consumer:
Equity loans and lines of credit	220	256	—
Total with no related allowance recorded	2,230	2,796	—

With an allowance recorded:
Commercial:
Commercial and industrial	24	27	2
Real estate:
Commercial real estate	152	153	3
Agricultural real estate	37	37	—
Total real estate	189	190	3
Consumer:
Equity loans and lines of credit	1,291	1,292	35
Total with an allowance recorded	1,504	1,509	40
Total	$3,734	$4,305	$40

        The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$7	$—	$223	$—
Agricultural production	212	—	—	—
Total commercial	219	—	223	—
Real estate:
Owner occupied	401	—	209	—
Real estate construction and other land loans	—	—	1,058	16
Commercial real estate	848	—	1,417	12
Agricultural real estate	199	—	—	—
Total real estate	1,448	—	2,684	28
Consumer:
Equity loans and lines of credit	232	3	739	1
Total with no related allowance recorded	1,899	3	3,646	29

With an allowance recorded:
Commercial:
Commercial and industrial	11,516	171	70	—
Agricultural production	619	12	—	—
Total commercial	12,135	183	70	—
Real estate:
Real estate construction and other land loans	95	—	—	—
Commercial real estate	331	2	428	3
Agricultural real estate	28	1	44	1
Total real estate	454	3	472	4
Consumer:
Equity loans and lines of credit	957	14	1,099	14
Consumer and installment	38	—	17	—
Total consumer	995	14	1,116	14
Total with an allowance recorded	13,584	200	1,658	18
Total	$15,483	$203	$5,304	$47

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2020 and 2019 (in thousands).

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$71	$—	$236	$—
Agricultural production	121	—	—	—
Total commercial	192	—	236	—
Real estate:
Owner occupied	407	—	211	—
Real estate construction and other land loans	—	—	1,715	32
Commercial real estate	959	—	1,313	25
Agricultural real estate	228	—	—	—
Total real estate	1,594	—	3,239	57
Consumer:
Equity loans and lines of credit	264	6	527	2
Consumer and installment	—	—	—	—
Total consumer	264	6	527	2
Total with no related allowance recorded	2,050	6	4,002	59

With an allowance recorded:
Commercial:
Commercial and industrial	6,589	344	77	1
Agricultural production	354	24	—	—
Total commercial	6,943	368	77	1
Real estate:
Real estate construction and other land loans	54	—	—	—
Commercial real estate	254	5	472	6
Agricultural real estate	26	1	44	1
Other real estate	—	—	—	—
Total real estate	334	6	516	7
Consumer:
Equity loans and lines of credit	1,052	28	1,102	28
Consumer and installment	24	—	9	—
Total consumer	1,076	28	1,111	28
Total with an allowance recorded	8,353	402	1,704	36
Total	$10,403	$408	$5,706	$95

Foregone interest on nonaccrual loans totaled $74,000 and $85,000 for the six month period ended June 30, 2020 and 2019, respectively. Foregone interest on nonaccrual loans totaled $55,000 and $53,000 for the three month periods ended June 30, 2020 and 2019, respectively.

Troubled Debt Restructurings:
        As of June 30, 2020 and December 31, 2019, the Company has a recorded investment in troubled debt restructurings of $11,781,000 and $2,362,000, respectively. The Company has allocated $93,000 and $38,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2020 and December 31, 2019, respectively. The Company has committed to lend no additional amounts as of June 30, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.
        During the six months ended June 30, 2020, two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.
As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. The remaining TDRs disclosed below were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of approximately $179 million resulting from the COVID-19 pandemic that were not classified as a TDRs at June 30, 2020.

        The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2020 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$12,925	$—	$12,925	$9,725
Agricultural production	1	850	—	850	775
Total	2	$13,775	$—	$13,775	$10,500
(1)Amounts represent the recorded investment in loans before recognizing effects of the Troubled Debt Restructurings, if any.
(2)Principal modification includes principal forgiveness at the time of modification, contingent principal forgiveness granted over the life of the loan based on borrower performance, and principal that has been legally separated and deferred to the end of the loan, with zero percent contractual interest rate.
(3)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

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

During the quarter ended June 30, 2020 no loans were modified as troubled debt restructuring.

Troubled Debt Restructuring
The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2019 (in thousands):

Troubled Debt Restructuring	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Consumer:
Equity loans and lines of credit	1	$119	$—	$119	$115
Total	1	$119	$—	$119	$115

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended and three months ended June 30, 2020 or June 30, 2019.

Note 5. Borrowing Arrangements

As of June 30, 2020 and December 31, 2019, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances.
        Approximately $438,589,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $255,973,000 as of June 30, 2020. FHLB advances are also secured by investment securities with amortized costs totaling $197,000 and $248,000 and market values totaling $208,000 and $256,000 at June 30, 2020 and December 31, 2019, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of June 30, 2020, and December 31, 2019 the Company had no Federal funds purchased.

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
        Commitments to extend credit amounting to $315,695,000 and $291,182,000 were outstanding at June 30, 2020 and December 31, 2019, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
  Included in commitments to extend credit are undisbursed lines of credit totaling $314,105,000 and $289,465,000 at June 30, 2020 and December 31, 2019, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
  Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $72,368,000 and $74,019,000 as of June 30, 2020 and December 31, 2019, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
  Standby letters of credit and financial guarantees amounting to $1,590,000 and $1,717,000 were outstanding at June 30, 2020 and December 31, 2019, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2020 or December 31, 2019.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
        The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2020 and December 31, 2019, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $175,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
        In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which as of June 30, 2020, the total guarantee was $2,475,000.
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

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$2,301	$6,087	$8,924	$11,303
Weighted average shares outstanding	12,449,283	13,533,724	12,592,126	13,515,752
Basic earnings per share	$0.18	$0.45	$0.71	$0.84

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2020	2019	2020	2019
Net income	$2,301	$6,087	$8,924	$11,303
Weighted average shares outstanding	12,449,283	13,533,724	12,592,126	13,515,752
Effect of dilutive stock options	37,398	102,110	54,277	97,114
Weighted average shares of common stock and common stock equivalents	12,486,681	13,635,834	12,646,403	13,612,866
Diluted earnings per share	$0.18	$0.45	$0.71	$0.83

         No outstanding options or restricted stock awards were anti-dilutive for the six months ended June 30, 2020 and 2019. During the three-month periods ended June 30, 2020 and 2019, no outstanding options or restricted stock awards were anti-dilutive.

Note 8.  Share-Based Compensation

The Company has five share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $248,000 and $294,000 for the six months ended June 30, 2020 and 2019, respectively. The recognized tax benefits for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $72,000 and $25,000, respectively, for the six months ended June 30, 2020 and 2019.
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

Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 465,711 shares available for future purchase under the plan as of June 30, 2020.

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
  No options to purchase shares of the Company’s common stock were granted during the six months ended June 30, 2020 and 2019.
        A summary of the combined activity of the Company’s stock option compensation plans for the six months ended ended June 30, 2020 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In thousands)
Options outstanding at January 1, 2020	121,120	$8.73
Options exercised	(34,950)	$6.47
Options forfeited	(400)	$8.02
Options outstanding at June 30, 2020	85,770	$9.65	1.86	$475
Options vested or expected to vest at June 30, 2020	85,770	$9.65	1.86	$475
Options exercisable at June 30, 2020	85,770	$9.65	1.86	$475

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
Intrinsic value of options exercised	$32	$98	$381	$265
Cash received from options exercised	$19	$65	$228	$160
Excess tax benefit realized for option exercises	$—	$8	$72	$25
        As of June 30, 2020, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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

        The following table summarizes restricted stock and performance award activity for the six months ended ended June 30, 2020 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at January 1, 2020	45,160	$17.38
Granted	20,638	$16.54
Vested	(28,345)	$18.98
Nonvested outstanding shares at June 30, 2020	37,453	$15.70

        During the six months ended June 30, 2020, 20,638 shares of restricted or performance common stock awards were granted. The restricted and performance common stock awards had a weighted average grant date fair market value of $16.54 per share on the date of grant during the six months ended June 30, 2020. Restricted common stock awards fully vest after year one, or vest ratably until fully vested in year three or year five depending on agreement terms. Performance common stock awards vest immediately.
        As of June 30, 2020, there were 37,453 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2020, there was $452,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 1.19 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $2,296,000 at June 30, 2020.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley and the Greater Sacramento Region; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline in quality of the Company’s earning assets; (7) a decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses; (13) political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business; (14) the rapidly changing uncertainties related to the Covid-19 pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance; and (15) the impact of the federal CARES Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.
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
        There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2020.  Please refer to the Company’s 2019 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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

Dividend Declared

On July 22, 2020, the Board of Directors declared an $0.11 per share cash dividend payable on August 21, 2020 to shareholders of record as of August 7, 2020.

COVID-19 Pandemic

The COVID-19 pandemic has impacted the local economy in the San Joaquin Valley and greater Sacramento area. Federal, State and local shelter-in-place recommendations were enacted in our markets in March 2020, causing many businesses to close and workers to be furloughed or lose jobs. Essential purpose entities such as medical professionals, food and agricultural businesses, and transportation and logistical businesses were exempted from the closures; however, unemployment rates are increasing in our local market area as compared to the prior quarter end.
        The Company is closely monitoring the effects of the pandemic on our loan and deposit customers. Our management team is focused on assessing the risks in our loan portfolio and working with our customers to minimize our losses. While some industry segments are being more impacted by the COVID-19 pandemic than others, we believe that our credit risk related to the loans outstanding to customers in the higher risk categories is well managed. This is primarily due to the existence of SBA and other loan guarantee programs, personal guarantees, and adequate collateralization.
        Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations. Section 4013 of the CARES Act provides that a qualified loan modification is exempt by law from classification as a Troubled Debt Restructuring pursuant to U.S. Generally Accepted Accounting Principles (GAAP). Pursuant to these new capabilities, we have implemented a loan program to allow customers who may be negatively impacted by the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days.
        The CARES Act established a $349 billion loan program administered through the U.S. Small Business Administration (“SBA”), referred to as the paycheck protection program (“PPP”). Under the PPP, small businesses, sole proprietorships, independent contractors, and self-employed individuals may apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. After the initial $349 billion in funds for the PPP was exhausted, an additional $310 billion in funding for PPP loans was authorized. As a preferred SBA lender, we are participating in the PPP to help provide loans to our business customers to provide them with additional working capital. The Company has worked diligently with the SBA to qualify clients to receive PPP loans. PPP borrowers who can demonstrate that the funding received has been used for certain purposes such as to cover payroll and rent costs and meet certain other requirements, can qualify for partial or full federal relief on loan principal and interest. At present, the qualifying process for PPP borrowers to receive approval for loan forgiveness has yet to be finalized by the SBA. Nonqualifying borrowers or borrowers who have not applied for forgiveness, who received loans under the CARES Act, are contractually obligated to begin making monthly repayments on principal and interest six months after their loans have funded.
The federal bank regulatory agencies, along with their state counterparts, have issued guidance in response to the COVID-19 pandemic and have taken a number of unprecedented steps to help banks navigate the pandemic and mitigate its impact. These include, without limitation: requiring banks to focus on business continuity and pandemic planning; adding pandemic scenarios to stress testing; encouraging bank use of capital buffers and reserves in lending programs; permitting certain regulatory reporting extensions; reducing margin requirements on swaps; permitting certain otherwise prohibited investments in investment funds; issuing guidance to encourage banks to work with customers affected by the pandemic and encourage loan workouts; and providing credit under the Community Reinvestment Act (“CRA”) for certain pandemic related loans, investments and public service. Moreover, because of the need for social distancing measures, the agencies revamped the manner in which they conducted periodic examinations of their regular institutions, including making greater use of off-site reviews. The Federal Reserve also issued guidance encouraging banking institutions to utilize its discount window for loans and intraday credit extended by its Reserve Banks to help households and businesses impacted by the pandemic and announced numerous funding facilities. The FDIC has also acted to mitigate the deposit insurance assessment effects of participating in the PPP and the Federal Reserve’s PPP Liquidity Facility and Money Market Mutual Fund Liquidity Facility.
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

Financial position and results of operations

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

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

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its borrowing clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 90 days. As of June 30, 2020, based on the Bank’s discussion with these customers, loan customer requests to defer payments on loans totaling approximately $179 million were outstanding, of which, approximately $39 million or 22% expect to require up to an additional 90-day deferral, and $12 million or 6% expect they will require a loan modification. In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.
        With the passage of the PPP administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. During the second quarter of 2020 and as of June 30, 2020, the Company closed 1,077 PPP loans representing $211,575,000 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit losses charged to earnings.

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

Second Quarter of 2020

For the second quarter of 2020, our consolidated net income was $2,301,000 compared to $6,087,000 for the same period in 2019. Diluted EPS was $0.18 for the quarter ended June 30, 2020 compared to $0.45 for the same period in 2019. The decrease in net income during the second quarter of 2020 compared to the same period in 2019 is primarily due an increase in provision for credit losses of $2,700,000, a decrease in non-interest income of $2,553,000 and a decrease in net interest income of $372,000, partially offset by a decrease in total non-interest expenses of $274,000 and a decrease in the provision for income taxes of $1,565,000. During the quarter ended June 30, 2020, the Company recorded an decrease of $2,517,000 in net realized gains on sales and calls of investment securities. During the quarter ended June 30, 2020, the Company recorded a $3,000,000 provision for credit losses, compared to a $300,000 provision during the quarter ended June 30, 2019. During the quarter, we adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
        Net interest margin (fully tax equivalent basis) decreased to 3.79% for the quarter ended June 30, 2020 compared to 4.50% for the same period in 2019. The net interest margin period-to-period comparisons were impacted by the decrease in the yield on the average investment securities, the decrease in the yield on the loan portfolio, the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold, and the decrease in the cost of total interest-bearing liabilities. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, decreased to 2.37% for the three months ended June 30, 2020, compared to 3.17% for the three months ended June 30, 2019. The effective yield on average loans decreased to 4.71% for the three months ended June 30, 2020, compared to 5.55% for the three months ended June 30, 2019. The decrease in the loan yield was impacted by Company’s issuance of PPP loans. Total average PPP loans, which yield 1.00%, were $160,392,000 for the three months ended June 30, 2020. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.10% for the quarter ended June 30, 2020 compared to 0.15% for the same period in 2019.
        Non-interest income decreased $2,553,000 or 55.52% to $2,045,000 for the quarter ended June 30, 2020 compared to $4,598,000 for the same period in 2019, primarily driven by a decrease of $2,517,000 in net realized gains on sales and calls of investment securities, a decrease in service charge income of $266,000, a decrease in interchange fees of $77,000, and a decrease in Federal Home Loan Bank (“FHLB”) dividends of $43,000, offset by an increase in loan placement fees of $341,000, and an increase of $23,000 in other income. Non-interest expense for the quarter ended June 30, 2020 decreased $274,000 or 2.33% from the comparable period due to decreases in salaries and employee benefits, occupancy and equipment, information technology, directors’ expenses, tax provision, amortization of software, education and training, mileage and travel, armored courier fees, risk management expenses, stationery/supplies, telephone expenses, personnel, operating losses, advertising expenses and other expenses, partially offset by increases in professional services, regulatory assessment, data processing, and ATM/debit card expenses.
        Annualized return on average equity for the second quarter of 2020 decreased to 4.14% compared to 10.68% for the same period in 2019. The decrease in return on average equity reflects a decrease in net income compared to the prior year. Annualized return on average assets was 0.51% and 1.54% for the quarter ended June 30, 2020 and 2019, respectively. Total average equity decreased to $222,479,000 for the second quarter of 2020 compared to $227,933,000 for the second quarter of 2019. The Company declared and paid $0.11 per share in cash dividends to holders of common stock during the second quarter of 2020, compared to $0.11 in dividends declared and paid during the second quarter of 2019.
        Our average total assets increased $229,743,000 or 14.50% to $1,813,865,000 during the second quarter of 2020 compared to the same period in 2019.  Total average interest-earning assets increased $231,968,000 or 16.19% in the second quarter of 2020 compared to the same period of 2019.  Average total loans, including nonaccrual loans, increased $138,153,000 or 14.71% in the second quarter of 2020 compared to the same period in 2019. Average total investments and interest-earning deposits in other banks increased $92,982,000 or 18.73% in the period ended June 30, 2020 compared to the same period in 2019.  Average interest-bearing liabilities increased $21,330,000 or 2.71% in the period ended June 30, 2020 compared to the same period in 2019. Average non-interest bearing demand deposits increased 39.27% to $753,265,000 in 2020 compared to $540,868,000 in 2019.  The ratio of average non-interest bearing demand deposits to average total deposits was 48.39% in the second quarter of 2020 compared to 42.45% in 2019.

First Six Months of 2020

For the six months ended June 30, 2020, our consolidated net income was $8,924,000 compared to $11,303,000 for the same period in 2019.  Diluted EPS was $0.71 for the first six months of 2020 compared to $0.83 for the first six months of 2019.  Net income for the six-month period ended June 30, 2020 decreased 21.05%, compared to the six-month period ended June 30, 2019, primarily driven by a decrease in net interest income, an increase in non-interest expense, and an increase in the provision for credit losses, partially offset by an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, and a decrease in provision for income taxes. Net interest income before the provision for credit losses decreased $178,000 or 0.56%.  Net interest income during the first six months of 2020 and 2019 benefited by approximately 453,000 and 183,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status.

Excluding these benefits, net interest income for the six months ended June 30, 2020, increased by $864,000 compared to the six-month period ended June 30, 2019. Non-interest income increased $1,014,000 or 13.39%, and non-interest expense increased $138,000 or 0.59% in the first six months ended of 2020 compared to first six months ended of 2019. During the six months ended June 30, 2020, the Company recorded a provision for credit losses of $4,375,000 compared to $275,000 during same period in 2019. Net recoveries of previously charged-off loans totaling $432,000 and $26,000 during the six months ended June 30, 2020 and 2019, respectively.
Annualized return on average equity for the six months ended June 30, 2020 decreased to 7.92% compared to 10.06% for the same period in 2019.  The decrease in return on average equity reflects decrease in net income and the increase in average shareholders’ equity compared to the prior year. Annualized return on average assets was 1.05% and 1.45% for the six months ended June 30, 2020 and 2019, respectively.  Total average equity was $225,240,000 for the six months ended June 30, 2020 compared to $224,742,000 for the same period in 2019.  The increase in shareholders’ equity was driven by the retention of earnings net of dividends paid, and an increase in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI).
Our average total assets increased $143,423,000 or 9.18% in the first six months of 2020 compared to the same period in 2019.  Total average interest-earning assets increased $138,720,000 or 9.80% comparing the first six months of 2020 to the same period in 2019.  Average total loans, including nonaccrual loans, increased $78,236,000 or 8.48% comparing the first six months of 2020 to the same period in 2019. The effective yield on average loans decreased to 5.13% for the six months June 30, 2020, compared to 5.59% for the six months June 30, 2019. Total average PPP loans, which yield 1.00%, were $80,196,000 for the six months ended June 30, 2020. Excluding PPP loans from total average loans, the effective yield on average loans for the six months ended June 30, 2020 was 5.42%. Average total investments (securities and interest-earning deposits) increased $59,421,000, or 11.98% in the six-month period ended June 30, 2020 compared to the same period in 2019, with average interest-bearing liabilities decreasing $8,938,000 or 1.16% on a period to period comparison.
Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2020 decreased to 4.11% compared to 4.56% for the same period in 2019. The decrease in net interest margin in the period-to-period comparison resulted primarily from an decrease in the effective yield on the Company’s average investment securities, the decrease in the yield on the loan portfolio, and the increase in the effective yield on interest-earning deposits in other banks and Federal funds sold, partially offset by the decrease in the cost of total interest-bearing liabilities.  The effective yield on interest-earning assets decreased 53 basis points to 4.22% for the six-month period ended June 30, 2020 compared to 4.75% for the same period in 2019. For the six-month period ended June 30, 2020, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, decreased 58 basis points, compared to the same period in the prior year, and the effective yield on loans decreased 46 basis points. The cost of total interest-bearing liabilities decreased 11 basis points to 0.23% compared to 0.34% for the same period in 2019.  The cost of total deposits, including noninterest bearing accounts decreased to 0.11% compared to 0.13% for the six months ended June 30, 2020 and 2019.
Net interest income before the provision for credit losses for the six months ended June 30, 2020 was $31,603,000 compared to $31,781,000 for the same period in 2019, a decrease of $178,000 or 0.56%.  Net interest income decreased as a result of yield changes, asset mix changes, and a increase in interest-bearing liabilities, offset by a increase in average earning assets. The Bank recovered 453,000 and 183,000, of foregone interest income and prepaid payment penalties in 2020 and 2019, respectively. The Bank had non-accrual loans totaling $2,406,000 at June 30, 2020, compared to $1,693,000 at December 31, 2019 and 2,442,000 at June 30, 2019.  The Company had no other real estate owned or repossessed assets at June 30, 2020, December 31, 2019, or June 30, 2019.
At June 30, 2020, we had total net loans of $1,111,954,000, total assets of $1,913,731,000, total deposits of $1,649,557,000, and shareholders’ equity of $228,558,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 7.92% for the six months ended June 30, 2020 compared to 10.07% for the year ended December 31, 2019 and 10.06% for the six months ended June 30, 2019.  Our net income for the six months ended June 30, 2020 decreased $2,379,000 or 21.05% to $8,924,000 compared to $11,303,000 for the six months ended June 30, 2019, primarily driven by a decrease in net interest income, an increase in non-interest expenses, and an increase in the provision for credit losses, partially offset by an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, and a decrease in provision for income taxes. Net interest margin (NIM) decreased 45 basis points for the six-month period ended June 30, 2020 compared to the six months ended June 30, 2019.  Diluted EPS was $0.71 for the six months ended June 30, 2020 and $0.83 for the same period in 2019.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2020 was 1.05% compared to 1.35% for the year ended December 31, 2019 and 1.45% for the six months ended June 30, 2019.  The decrease in ROA for the six months ended June 30, 2020 compared to June 30, 2019 was due to the decrease in net income, notwithstanding a increase in in average assets.  Average assets for the six months ended June 30, 2020 was $1,705,964,000 compared to $1,574,089,000 for the year ended December 31, 2019.  Median ROA for our peer group was 1.37% for the year ended December 31, 2019.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $600 million to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 4.11% for the six months ended June 30, 2020, compared to 4.56% for the same period in 2019.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), and a decrease in the yield on the Company’s loan portfolio. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending June 30, 2020 and 2019, the effective yield on total earning assets decreased 53 basis points, while the cost of total interest-bearing liabilities decreased 11 basis points and the cost of total deposits decreased to 0.11% compared to 0.13%.  Net interest income before the provision for credit losses for the six-month period ended June 30, 2020 was $31,603,000 compared to $31,781,000 for the same period in 2019.
        Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the six months ended June 30, 2020 increased $1,014,000 or 13.39%, to $8,588,000 compared to $7,574,000 for the six months ended June 30, 2019.  The increase resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, and gain related to the collection of life insurance proceeds; offset by decreases in service charge income, interchange fees, and FHLB dividends, compared to the comparable 2019 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,406,000 and $1,693,000 at June 30, 2020 and December 31, 2019, respectively.  Nonperforming assets totaled 0.21% of gross loans as of June 30, 2020 and 0.18% of gross loans as of December 31, 2019. The ratio of nonperforming assets to total assets was 0.13% as of June 30, 2020 and 0.11% as of December 31, 2019. The nonperforming assets at June 30, 2020 and December 31, 2019 consisted of nonaccrual loans of $2,406,000 and $1,693,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at June 30, 2020 or December 31, 2019. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
        The allowance for credit losses as a percentage of outstanding loan balance was 1.24% as of June 30, 2020 and 0.97% as of December 31, 2019. The ratio of net charge-off (recovery) to average loans was (0.09)% as of June 30, 2020 and 0.11% as of December 31, 2019.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $316,976,000 or 19.85% during the six months ended June 30, 2020 to $1,913,731,000 compared to $1,596,755,000 as of December 31, 2019, primarily due to the Company’s participation in the PPP.  Total gross loans increased by 19.35% or $182,511,000 to $1,125,891,000 as of June 30, 2020 compared to $943,380,000 as of December 31, 2019.  Total deposits increased 23.72% to $1,649,557,000 as of June 30, 2020 compared to $1,333,285,000 as of December 31, 2019. Our loan-to-deposit ratio at June 30, 2020 was 68.25% compared to 70.76% at December 31, 2019.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2019.  Further discussion of loans and deposits is below.

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
        The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of June 30, 2020, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2020. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 65.00% for the six months ended June 30, 2020 compared to 63.78% for the six months ended June 30, 2019.  The increase in the efficiency ratio was due to the growth in in non-interest expense outpacing the growth in non-interest income. Further discussion of the change in net interest income and increase in operating expenses is below.
        The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, decreased 1.02% to $35,740,000 for the first six months of 2020 compared to $36,107,000 for the same period in 2019, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, increased 0.87% to $23,230,000 from $23,030,000 for the same period in 2019.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $255,973,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $670,714,000 or 35.05% of total assets at June 30, 2020 and $530,792,000 or 33.24% of total assets as of December 31, 2019.

RESULTS OF OPERATIONS

Net Income for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net income decreased to $8,924,000 for the six months ended June 30, 2020 compared to $11,303,000 for the six months ended June 30, 2019.  Basic and diluted earnings per share for June 30, 2020 were $0.71 and $0.71, respectively. Basic and diluted earnings per share for the same period in 2019 were $0.84 and $0.83, respectively. Annualized ROE was 7.92% for the six months ended June 30, 2020 compared to 10.06% for the six months ended June 30, 2019.  Annualized ROA for the six months ended June 30, 2020 and 2019 was 1.05% and 1.45%, respectively.
        The decrease in net income for the six months ended June 30, 2020 compared to the same period in 2019 was primarily driven by a decrease in net interest income, an increase in non-interest expense, and an increase in the provision for credit losses, partially offset by an increase in net realized gains on sales and calls of investment securities, an increase in loan placement fees, and a decrease in provision for income taxes. During the six months ended June 30, 2020, the Company recorded a $4,375,000 provision for credit losses, compared to a $275,000 provision during the six months ended June 30, 2019. The provision was recorded in anticipation of the potential effects of the COVID-19 pandemic on our loan portfolio. We adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2020			For the Six Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$56,037	$196	0.70%	$17,958	$210	2.34%
Securities:
Taxable securities	466,498	6,225	2.67%	415,209	6,358	3.06%
Non-taxable securities (1)	32,962	723	4.39%	62,909	1,255	3.99%
Total investment securities	499,460	6,948	2.78%	478,118	7,613	3.18%
Total securities and interest-earning deposits	555,497	7,144	2.57%	496,076	7,823	3.15%
Loans (2) (3)	999,398	25,498	5.13%	920,099	25,509	5.59%
Total interest-earning assets	1,554,895	$32,642	4.22%	1,416,175	$33,332	4.75%
Allowance for credit losses	(10,013)			(9,179)
Nonaccrual loans	1,512			2,575
Cash and due from banks	24,784			25,834
Bank premises and equipment	7,455			8,178
Other assets	127,331			118,958
Total average assets	$1,705,964			$1,562,541
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$396,465	$184	0.09%	$369,734	$254	0.14%
Money market accounts	286,653	281	0.20%	272,673	304	0.22%
Time certificates of deposit	90,702	341	0.76%	97,638	304	0.63%
Total interest-bearing deposits	773,820	806	0.21%	740,045	862	0.23%
Other borrowed funds	5,155	81	3.14%	29,992	426	2.84%
Total interest-bearing liabilities	778,975	$887	0.23%	770,037	$1,288	0.34%
Non-interest bearing demand deposits	671,723			541,996
Other liabilities	30,026			25,766
Shareholders’ equity	225,240			224,742
Total average liabilities and shareholders’ equity	$1,705,964			$1,562,541
Interest income and rate earned on average earning assets		$32,642	4.22%		$33,332	4.75%
Interest expense and interest cost related to average interest-bearing liabilities		887	0.23%		1,288	0.34%
Net interest income and net interest margin (4)		$31,755	4.11%		$32,044	4.56%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $152 and $264 in 2020 and 2019, respectively.
(2)Loan interest income includes loan fees (costs) of $226 in 2020 and $(16) in 2019.
(3)Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.
(4)Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated.

Changes in Volume/Rate	For the Six Months Ended June 31, 2020 and 2019
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$445	$(459)	$(14)
Investment securities:
Taxable	785	(918)	(133)
Non-taxable (1)	(597)	65	(532)
Total investment securities	188	(853)	(665)
Federal funds sold	—	—	—
Loans	2,198	(2,209)	(11)
Total earning assets (1)	2,831	(3,521)	(690)
Interest expense:
Deposits:
Savings, NOW and MMA	33	(126)	(93)
Time certificate of deposits	(21)	58	37
Total interest-bearing deposits	12	(68)	(56)
Other borrowed funds	(352)	7	(345)
Total interest-bearing liabilities	(340)	(61)	(401)
Net interest income (1)	$3,171	$(3,460)	$(289)
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $11,000 or 0.04% for the six months ended June 30, 2020 compared to the same period in 2019. Net interest income during the first six months of 2020 was positively impacted by an increase in average total loans of $79,299,000 or 8.62% to $999,398,000 compared to $920,099,000 for the same period in 2019. The yield on average loans, excluding nonaccrual loans, was 5.13% for the six months ended June 30, 2020 compared to 5.59% for the same period in 2019. Net interest income for the period ending June 30, 2020 was benefited by approximately $453,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, compared to $183,000 recorded in the same period in 2019.  The impact to interest income from the accretion of the loan marks on acquired loans was $867,000 and $451,000 for the six months ended June 30, 2020 and 2019, respectively. The remaining balance of accretable loan marks on acquired loans as of June 30, 2020 was $3,050,000.
        Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) decreased $568,000 in the first six months of 2020 to $6,992,000 compared to $7,560,000 for the same period in 2019.  The yield on average total investments (total securities and interest-earning deposits) decreased 58 basis points to 2.57% for the three month period ended June 30, 2020 compared to 3.15% for the same period in 2019. Average total securities and interest-earning deposits for the first six months of 2020 increased $59,421,000 or 11.98% to $555,497,000 compared to $496,076,000 for the same period in 2019.  Income from investments represents 22.12% of net interest income for the first six months of 2020 compared to 23.79% for the same period in 2019.
        In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment purchases have been in collateralized mortgage obligations (CMOs).  At June 30, 2020, we held $254,338,000 or 46.71% of the total fair value of the investment portfolio in CMOs with an average yield of 2.57% as compared to $356,097,000 and $419,754,000 with average yields of 3.06% and 3.12% at December 31, 2019 and June 30, 2019, respectively.  We invest in CMOs as part of our overall strategy to increase our net interest margin.  CMOs by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
        The net-of-tax unrealized gain on the investment portfolio was $7,423,000 at June 30, 2020 and is reflected in the Company’s equity.  At June 30, 2020, the average life of the investment portfolio was 4.56 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $10,538,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the six months ended June 30, 2020 and 2019, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
        A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2020, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $48,000,000 or 8.82%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $56,000,000 or 10.29%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
        Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
        Total interest income on a non-tax equivalent basis for the six months ended June 30, 2020 decreased $579,000 or 1.75% to $32,490,000 compared to $33,069,000 for the six months ended June 30, 2019.  The yield on interest earning assets decreased 53 basis points to 4.22% on a fully tax equivalent basis for the six months ended June 30, 2020 from 4.75% for the period ended June 30, 2019. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $1,554,895,000 for the six months ended June 30, 2020 compared to $1,416,175,000 for the six months ended June 30, 2019.  The $138,720,000 increase in average earning assets was attributed to the $59,421,000 increase in average investments and a $79,299,000 or 8.62% increase in average loans.
        Interest expense on deposits for the six months ended June 30, 2020 and 2019 was $806,000 and $862,000, respectively. The average interest rate on interest bearing deposits increased to 0.21% for the six months ended June 30, 2020 compared to 0.23% for the same period ended June 30, 2019.  Average interest-bearing deposits increased 4.56% or $33,775,000 to $773,820,000 for the six months ended June 30, 2020 compared to $740,045,000 for the same period ended June 30, 2019.
        Average other borrowed funds decreased $24,837,000 or 82.81% to $5,155,000 with an effective rate of 3.14% for the six months ended June 30, 2020 compared to $29,992,000 with an effective rate of 2.84% for the six months ended June 30, 2019.  Total interest expense on other borrowed funds was $81,000 for the six months ended June 30, 2020 and $426,000 for the six months ended June 30, 2019.  Other borrowings include advances from the Federal Home Loan Bank (“FHLB”), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 2.82% and 4.39% at June 30, 2020 and 2019, respectively.  See the section on “Financial Condition” for more detail.
        The cost of interest-bearing liabilities decreased 11 basis points to 0.23% for the six-month period ended June 30, 2020 compared to 0.34% for the same period in 2019. The cost of total deposits decreased to 0.11% compared to 0.13% for the three-month periods ended June 30, 2020 and 2019.  Average non-interest bearing demand deposits increased 23.94% to $671,723,000 in 2020 compared to $541,996,000 for 2019.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 46.47% in the six-month period ended June 30, 2020 compared to 42.28% for the same period in 2019.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the six months ended June 30, 2020 decreased by $178,000 or 0.56% to $31,603,000 compared to $31,781,000 for the same period in 2019.  The decrease was a result of yield changes, asset mix changes, and an increase in average interest bearing liabilities, offset by an increase in average earning assets. The impact to interest income from the accretion of the loan marks on acquired loans was $867,000 and $451,000 for the six months ended June 30, 2020 and 2019, respectively. In addition, net interest income before the provision for credit losses for the six months ended June 30, 2020 was benefited by approximately $453,000 in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status, as compared to $183,000 in nonrecurring income for the six months ended June 30, 2019. Excluding these reversals and benefits, net interest income for the six months ended June 30, 2020 decreased by $864,000 compared to the six months ended June 30, 2019. Average interest earning assets were $1,554,895,000 for the six months ended June 30, 2020 with a net interest margin (fully tax equivalent basis) of 4.11% compared to $1,416,175,000 with a net interest margin (fully tax equivalent basis) of 4.56% for the six months ended June 30, 2019.  The $138,720,000 increase in average earning assets was attributed to the $59,421,000 increase in average total investments and the $79,299,000 or 8.62% increase in average loans.  For the six months ended June 30, 2020, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 58 basis points. The effective yield on loans decreased 46 basis points. Average interest bearing liabilities increased 1.16% to $778,975,000 for the six months ended June 30, 2020, compared to $770,037,000 for the same period in 2019.

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
        The establishment of an adequate credit allowance is based on both an accurate risk rating system and loan portfolio management tools.  The Board of Directors have established initial responsibility for the accuracy of credit risk grades with the individual lending officer.  Then the Credit Review Officer (CRO) will review loans to ensure the accuracy of the risk grade and is empowered to change any risk grade, as appropriate. The CRO is not involved in loan originations. Quarterly, the lending officers must certify the current risk grade of the loans in their portfolio. The CRO reviews these certifications. At least quarterly the CRO reports his activities to the Board of Directors Audit Committee; and at least annually the loan portfolio is reviewed by a third party credit reviewer. The regulatory agencies will also review the loan portfolio on a periodic basis..
        Quarterly, the Chief Credit Officer (CCO) reviews the specific reserve calculations for all impaired credits.  Additionally, the CCO is responsible to ensure that the general reserves on non-impaired loans are properly set each quarter.  This process includes the utilization of loan delinquency reports, classified asset reports, collateral analysis and portfolio concentration reports to assist in accurately assessing credit risk and establishing appropriate reserves.
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
        The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	June 30, 2020	December 31, 2019
Commercial:
Commercial and industrial	$1,723	$1,115
Agricultural production	364	313
Total commercial	2,087	1,428
Real estate:
Owner occupied	2,698	1,319
Real estate construction and other land loans	1,215	932
Commercial real estate	5,422	3,453
Agricultural real estate	827	925
Other real estate	227	140
Total real estate	10,389	6,769
Consumer:
Equity loans and lines of credit	452	425
Consumer and installment	828	472
Total consumer	1,280	897
Unallocated reserves	181	36
Total allowance for credit losses	$13,937	$9,130

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
         During the six months ended June 30, 2020, the Company recorded a $4,375,000 provision for credit losses, compared to a $275,000 provision during the six months ended June 30, 2019. The provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the six months ended June 30, 2020, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
        The Company had net recoveries totaling $432,000 for the six months ended June 30, 2020, and $26,000 for the same period in 2019.
        Nonperforming loans, consisting entirely of nonaccrual loans, were $2,406,000 and $1,693,000 at June 30, 2020 and December 31, 2019, respectively, and $2,442,000 at June 30, 2019.  Nonperforming loans as a percentage of total loans were 0.21% at June 30, 2020 compared to 0.18% at December 31, 2019 and 0.25% at June 30, 2019.  The Company had no other real estate owned (OREO) at June 30, 2020 or December 31, 2019. The Company held no repossessed assets at June 30, 2020 or December 31, 2019.
        The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.09)% for the six months ended June 30, 2020, and (0.01)% for the same period in 2019.
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
        We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of June 30, 2020, there were $38.7 million in classified loans of which $7.1 million related to agricultural real estate, $12.3 million to commercial and industrial loans, $6.5 million to agricultural production, $5.6 million to real estate owner occupied, $2.3 million in commercial real estate, $3.7 million to real estate construction and other land loans, and $1.2 million to consumer equity loans and lines of credit. This compares to $33.8 million in classified loans of which $7.3 million related to agricultural real estate, $13.2 million to commercial and industrial loans, $4.3 million to agricultural production, $4.7 million to real estate owner occupied, $1.1 million to commercial real estate, $1.5 million to consumer equity and lines of credit, and $1.6 million to real estate construction and other land loans as of December 31, 2019.
        As of June 30, 2020, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $27,228,000 for the six months period ended June 30, 2020 and $31,506,000 for the same period in 2019.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $8,588,000 for the six months ended June 30, 2020 compared to $7,574,000 for the same period in 2019.  The $1,014,000 or 13.39% increase in non-interest income during the six months ended June 30, 2020 was primarily driven by an increase of $629,000 in net realized gains on sales and calls of investment securities, an increase in loan placement fees of $501,000, and an increase of $341,000 in other income, offset by a decrease in service charge income of $310,000 and a decrease in FHLB dividends of $57,000.
        During the six months ended June 30, 2020, we realized a net gain on sales and calls of investment securities of $4,140,000 compared to $3,511,000 for the same period in 2019.  The net gains realized on sales and calls of investment securities in 2020 and 2019 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
        Customer service charges decreased $310,000 or 22.10% to $1,093,000 for the first six months of 2020 compared to $1,403,000 for the same period in 2019. Interchange fees decreased $87,000 to $640,000 the first six months of 2020 compared to $727,000 for the same period in 2019. Loan placement fees increased $501,000 or 139.55% to $860,000 for the first six months of 2020 compared to $359,000 for the same period in 2019. Other income increased $341,000 the first six months of 2020 compared to the same period in 2019. The increase in other income resulted from a $463,000 gain related to the collection of life insurance proceeds.
        The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,595,000 in FHLB stock.  We received dividends totaling $182,000 in the six months ended June 30, 2020, compared to $239,000 for the same period in 2019.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $138,000 or 0.59% to $23,577,000 for the six months ended June 30, 2020, compared to $23,439,000 for the six months ended June 30, 2019.  The net increase for the first six months of 2020 was primarily the result of increases in salaries and employee benefits of $922,000, professional services of $373,000, data processing expenses of $94,000, and operating losses of $25,000, partially offset by decreases in occupancy and equipment expenses of $648,000, information technology of $172,000, other non-interest expenses of $326,000, credit card expenses of $116,000, regulatory assessments of $93,000, amortization of software of $84,000, advertising of $60,000, and directors’ expenses of $41,000.
        The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 65.00% for the six months ended June 30, 2020 compared to 63.78% for the six months ended June 30, 2019. The increase in the efficiency ratio was due to the growth in in non-interest expense outpacing the growth in non-interest income.
        Salaries and employee benefits increased $922,000 or 6.88% to $14,324,000 for the first six months of 2020 compared to $13,402,000 for the six months ended June 30, 2019.  Full time equivalent employees were 270 for the six months ended June 30, 2020, compared to 287 for the six months ended June 30, 2019. The increase of in salaries and employee benefits was the result of higher loan origination costs relating to the PPP loans processed during the second quarter of 2020 of approximately $913,000, offset by an increase of $1,292,000 in salaries and benefits (of which $525,000 related to the payment of a nonrecurring employee incentive), as well as an increase of $419,000 for directors’ and officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split dollar plans.
        Occupancy and equipment expense decreased $648,000 or 22.11% to $2,283,000 for the six months ended June 30, 2020 compared to $2,931,000 for the six months ended June 30, 2019. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at June 30, 2020 and at June 30, 2019. The Company closed two banking offices, one in Rancho Cordova and one in Fair Oaks, and consolidated both branches into a newly opened banking office in Gold River during the second quarter of 2019.
        Data processing expense increased to $890,000 for the six months ended June 30, 2020 compared to $796,000 for the same period in 2019. Regulatory assessments decreased to $193,000 for the six months ended June 30, 2020 compared to $286,000 for the same period in 2019.  The assessment base for calculating the amount owed is average assets minus average tangible equity. The decrease in regulatory assessments was the result of the Company receiving a portion of its small bank assessment credit during the first quarter of 2020. The FDIC automatically applies small bank assessment credits to offset regular deposit insurance assessments for assessment periods where the Deposit Insurance Fund (DIF) reserve ratio is at or above 1.38 percent.

        Professional services increased by $373,000 in the first six months of 2020 compared to the same period in 2019 due to higher legal expenses and consulting fees.  The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2020		2019
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$127	0.01%	$112	0.01%
Amortization of software	88	0.01%	172	0.02%
Postage	98	0.01%	113	0.01%
Risk management expense	94	0.01%	110	0.01%
Shareholder services	65	0.01%	58	0.01%
Personnel other	76	0.01%	86	0.01%
Armored courier fees	140	0.02%	133	0.02%
Credit card expense	—	—%	116	0.01%
Telephone	98	0.01%	111	0.01%
Alarm	43	0.01%	45	0.01%
Donations	78	0.01%	118	0.02%
Education/training	77	0.01%	66	0.01%
Loan related expenses	24	—%	33	—%
General insurance	82	0.01%	83	0.01%
Travel and mileage expense	87	0.01%	121	0.02%
Operating losses	66	0.01%	41	0.01%
Other	580	0.07%	631	0.08%
Total other non-interest expense	$1,823	0.21%	$2,149	0.28%

Provision for Income Taxes

Our effective income tax rate was 27.09% for the six months ended June 30, 2020 compared to 27.73% for the six months ended June 30, 2019. The Company reported an income tax provision of $3,315,000 for the six months ended June 30, 2020, compared to $4,338,000 for the six months ended June 30, 2019.  The effective tax rate was affected by the large provision for credit losses, which resulted in lower pretax and taxable income, as well as the gain related to the collection of life insurance proceeds, offset by a decrease in tax exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2020 and December 31, 2019, there was no reserve for uncertain tax positions.

Net Income for the Second Quarter of 2020 Compared to the Second Quarter of 2019

Net income decreased to $2,301,000 for the quarter ended June 30, 2020 compared to $6,087,000 for the quarter ended June 30, 2019.  Basic earnings per share was $0.18 for the quarter ended June 30, 2020 compared to $0.45 for the same period in 2019. Diluted earnings per share was $0.18 for the quarter ended June 30, 2020 compared to $0.45 for the same period in 2019. Annualized ROE was 4.14% for the quarter ended June 30, 2020 compared to 10.68% for the quarter ended June 30, 2019.  Annualized ROA for the three months ended June 30, 2020 was 0.51% compared to 1.54% for the quarter ended June 30, 2019.

The decrease in net income during the second quarter of 2020 compared to the same period in 2019 is primarily due to a a decrease in net interest income before the provision for credit losses of $372,000, a decrease in total non-interest income of $2,553,000, and an increase in provision for credit losses of $2,700,000, partially offset by a decrease in the provision for income taxes of $1,565,000 and a decrease in non-interest expenses of $274,000, During the quarter ended June 30, 2020, the Company recorded a $3,000,000 provision for credit losses, compared to a $300,000 provision during the quarter ended June 30, 2019. Non-interest income decreased $2,553,000 or 55.52% to $2,045,000 for the quarter ended June 30, 2020 compared to $4,598,000 in the same period in 2019, primarily due to a decrease in net realized gains on sales and calls of investment securities of $2,517,000. In addition, during the second quarter 2020 there was a decrease of $266,000 in service charge income and a decrease of $77,000 in interchange fees, offset by an increase in loan placement fees of $341,000 and an increase in other income of $23,000, compared to the same period in 2019.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2020			For the Three Months Ended June 30, 2019
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$58,277	$13	0.09%	$11,314	$60	2.12%
Securities
Taxable securities	481,439	2,960	2.46%	431,373	3,335	3.09%
Non-taxable securities (1)	49,611	522	4.21%	53,658	543	4.05%
Total investment securities	531,050	3,482	2.62%	485,031	3,878	3.20%
Federal funds sold	—	—	—%	—	—	—%
Total securities and interest-earning deposits	589,327	3,495	2.37%	496,345	3,938	3.17%
Loans (2) (3)	1,075,588	12,600	4.71%	936,602	12,955	5.55%
Total interest-earning assets	1,664,915	$16,095	3.89%	1,432,947	$16,893	4.73%
Allowance for credit losses	(10,783)			(9,234)
Non-accrual loans	1,620			2,453
Cash and due from banks	23,963			25,659
Bank premises and equipment	7,358			7,965
Other assets	126,792			124,332
Total average assets	$1,813,865			$1,584,122
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$415,793	$83	0.08%	$367,042	$142	0.15%
Money market accounts	297,725	137	0.19%	268,711	157	0.23%
Time certificates of deposit	89,900	154	0.69%	97,538	170	0.70%
Total interest-bearing deposits	803,418	374	0.19%	733,291	469	0.26%
Other borrowed funds	5,155	36	2.79%	53,952	365	2.71%
Total interest-bearing liabilities	808,573	$410	0.20%	787,243	$834	0.42%
Non-interest bearing demand deposits	753,265			540,868
Other liabilities	29,548			28,078
Shareholders’ equity	222,479			227,933
Total average liabilities and shareholders’ equity	$1,813,865			$1,584,122
Interest income and rate earned on average earning assets		$16,095	3.89%		$16,893	4.73%
Interest expense and interest cost related to average interest-bearing liabilities		410	0.20%		834	0.42%
Net interest income and net interest margin (4)		$15,685	3.79%		$16,059	4.50%
(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $109 and $114 in 2020 and 2019, respectively.
(2)Loan interest income includes loan fees (costs) of $291 in 2020 and $(42) in 2019.
(3)Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The following table sets forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest rates for the periods indicated. The change in interest due to both rate and volume has been allocated to the change in rate.

Changes in Volume/Rate	For the Three Months Ended June 30, 2020 and 2019
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$249	$(296)	$(47)
Investment securities:
Taxable	387	(763)	(376)
Non-taxable (1)	(40)	19	(21)
Total investment securities	347	(744)	(397)
Federal funds sold	—	—	—
Loans	1,922	(2,277)	(355)
Total earning assets (1)	2,518	(3,317)	(799)
Interest expense:
Deposits:
Savings, NOW and MMA	34	(113)	(79)
Time certificate of deposits	(14)	(2)	(16)
Total interest-bearing deposits	20	(115)	(95)
Other borrowed funds	(330)	1	(329)
Total interest-bearing liabilities	(310)	(114)	(424)
Net interest income (1)	$2,828	$(3,203)	$(375)
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $355,000 or 2.74% to $12,600,000 for the second quarter of 2020 compared to $12,955,000 for the same period in 2019.  Average total loans, including nonaccrual loans, for the second quarter of 2020 increased $138,153,000 or 14.71% to $1,077,208,000 compared to $939,055,000 for the same period in 2019.  Yield on the loan portfolio, excluding nonaccrual loans, was 4.71% and 5.55% for the second quarters ending June 30, 2020 and 2019, respectively.  Net interest income during the second quarters of 2020 and 2019 benefited by approximately $288,000 and $56,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $174,000 and $192,000 during the quarters ended June 30, 2020 and 2019, respectively.
Income from investments represents 21.73% of net interest income for the second quarter of 2020 compared to 23.99% for the same quarter in 2019. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) decreased $441,000 in the second quarter of 2020 to $3,384,000 compared to $3,825,000, for the same period in 2019.  The yield on average total investments decreased 80 basis points to 2.37% on a fully tax equivalent basis for the second quarter of 2020 compared to 3.17% on a fully tax equivalent basis for the second quarter of 2019. Average total investments and interest bearing deposits in other banks for the second quarter of 2020 increased $92,982,000 or 18.73% to $589,327,000 compared to $496,345,000 for the second quarter of 2019.
Total interest income for the second quarter of 2020 decreased $796,000 or 4.74% to $15,984,000 compared to $16,780,000 for the second quarter ended June 30, 2019.  The yield on interest earning assets decreased to 3.89% on a fully tax equivalent basis for the second quarter ended June 30, 2020 from 4.73% on a fully tax equivalent basis for the second quarter ended June 30, 2019.  Average interest earning assets increased to $1,664,915,000 for the second quarter ended June 30, 2020 compared to $1,432,947,000 for the second quarter ended June 30, 2019.  The $231,968,000 increase in average earning assets was attributed to the $138,986,000 increase in average loans, offset by the $92,982,000 increase in total investments.
Interest expense on deposits for the quarter ended June 30, 2020 decreased $95,000 or 20.26% to $374,000 compared to $469,000 for the quarter ended June 30, 2019.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.10% and 0.15% for the quarters ended June 30, 2020 and 2019, respectively.  Average interest bearing deposits increased 9.56% or $70,127,000 in the second quarter of 2020 compared to the same period in 2019.  Average interest-bearing deposits were $803,418,000 for the quarter ended June 30, 2020, with an effective rate paid of 0.19%, compared to $733,291,000 for the same period in 2019, with an effective rate paid of 0.26%.
Average other borrowed funds totaled $5,155,000 for the quarter ended June 30, 2020, with an effective rate of 2.79% for the quarter ended June 30, 2020 compared to $53,952,000 and 2.71% for the quarter ended June 30, 2019.  As a result, interest expense on borrowed funds decreased $329,000 to $36,000 for the quarter ended June 30, 2020, from $365,000 for the quarter ended June 30, 2019.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks.
The cost of our interest bearing liabilities was 0.20% and 0.42% for the quarters ended June 30, 2020 and 2019.  The cost of total deposits was 0.10% and 0.15% for the quarters ended June 30, 2020 and 2019.  Average non-interest bearing demand deposits increased 39.27% to $753,265,000 for the quarter ended June 30, 2020 compared to $540,868,000 for the quarter ended June 30, 2019.  The ratio of average non-interest bearing demand deposits to average total deposits was 48.39% in the second quarter of 2020 compared to 42.45% for the same period in 2019.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2020, decreased $372,000 or 2.33% to $15,574,000 compared to $15,946,000 for the quarter ended June 30, 2019.  The decrease was due to asset mix changes, and a increase in average interest-bearing liabilities, partially offset by the increase in average interest earning assets. Average interest earning assets were $1,664,915,000 for the quarter ended June 30, 2020, with a net interest margin (fully tax equivalent basis) of 3.79% compared to $1,432,947,000 with a net interest margin (fully tax equivalent basis) of 4.50% for the quarter ended June 30, 2019.  The $231,968,000 increase in average earning assets can be attributed to the $138,153,000 increase in loans, and the $92,982,000 increase in total investments.  Average interest bearing liabilities increased 2.71% to $808,573,000 for the quarter ended June 30, 2020 compared to $787,243,000 for the same period in 2019.

Provision for Credit Losses

During the quarter ended June 30, 2020, the Company recorded a $3,000,000 provision for credit losses, compared to $300,000 provision during the quarter ended June 30, 2019.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.15)% for the quarter ended June 30, 2020 compared to 0.01% for the quarter ended June 30, 2019.  During the quarter ended June 30, 2020, the Company had net recoveries totaling $391,000 compared to net charge-offs of $13,000 for the same period in 2019. Gross recoveries of previously charged off loan balances during the quarters ended June 30, 2020 and 2019 were $471,000 and $43,000, respectively. Gross charge-offs during the quarters ended June 30, 2020 and 2019 were $80,000 and $56,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $2,045,000 for the quarter ended June 30, 2020 compared to $4,598,000 for the same period ended June 30, 2019.  The $2,553,000 or 55.52% decrease in non-interest income for the quarter ended June 30, 2020 was primarily due to recording a $2,517,000 decrease in net realized gains on sales and calls of investment securities, a $266,000 decrease in service charge income and a $77,000 decrease in interchange fees, and a $14,000 decrease in appreciation in cash surrender value of bank-owned life insurance, partially offset by a $341,000 increase in loan placement fees and an increase in other income of $23,000.
Customer service charges decreased $266,000 or 37.31% to $447,000 for the second quarter of 2020 compared to $713,000 for the same period in 2019, due primarily to a decrease in overdraft and analysis fee income.  Other income increased $23,000 or 4.47% to $537,000 for the second quarter of 2020 compared to $514,000 for the same period in 2019.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses decreased $274,000 or 2.33% to $11,498,000 for the quarter ended June 30, 2020 compared to $11,772,000 for the same period in 2019. The net decrease quarter over quarter was a result of decreases in occupancy and equipment of $313,000, decreases in salaries and employee benefits of $100,000, decreases in directors’ expenses of $57,000 , decreases in mileage and travel of $51,000, decreases in advertising expenses of $31,000, decreases in Internet banking of $17,000, decreases in operating losses of $8,000, and decreases of $3,000 in information technology expenses. The decreases were partially offset by the increases in professional fees of $242,000, increases in data processing expenses of $153,000, and increases in regulatory assessments of $12,000.
The Company’s efficiency ratio increased to 64.27% for the second quarter of 2020 compared to 63.64% for the second quarter of 2019. The increase in the efficiency ratio is due to the growth in non-interest expense outpacing the growth in operating revenue.
Salaries and employee benefits decreased $100,000 or 1.45% to $6,812,000 for the second quarter of 2020 compared to $6,912,000 for the second quarter of 2019.  The decrease in salaries and employee benefits for the second quarter of 2020 was attributed to higher loan origination costs relating to the PPP loans processed during the second quarter of 2020 of approximately $913,000, and a decrease of $220,000 in the interest on salary plans, partially offset by an increase of $952,000 in salaries and benefits including $525,000 in nonrecurring employee incentives. The number of full time equivalent (FTE) employees as of June 30, 2020, December 31, 2019 and June 30, 2019 was 265, 281, and 281, respectively.
Other non-interest expenses included decreases of $17,000 in risk management expense, $22,000 in armored courier expenses, $51,000 in amortization of software, $17,000 in education/training expenses, $17,000 in postage, $24,000 in donations, 11,000 in telephone expenses, $8,000 in operating losses, $7,000 in personnel expenses, and $6,000 in stationary and supplies, partially offset by an increase of $10,000 in loan related expenses and $5,000 in check printing expense, as compared to the same period in 2019.

Provision for Income Taxes

The effective income tax rate was 26.27% for the second quarter of 2020 compared to 28.15% for the same period in 2019.  Provision for income taxes totaled $820,000 and $2,385,000 for the quarters ended June 30, 2020 and 2019, respectively.  The effective tax rate was affected by the large provision for credit losses which resulted in lower pretax and taxable income, as well as the gain related to the collection of life insurance proceeds, offset by a decrease in tax exempt interest.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2020 compared to December 31, 2019

Total assets were $1,913,731,000 as of June 30, 2020, compared to $1,596,755,000 at December 31, 2019, an increase of 19.85% or $316,976,000.  Total gross loans were $1,125,891,000 at June 30, 2020, compared to $943,380,000 at December 31, 2019, an increase of $182,511,000 or 19.35%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 26.02% or $131,821,000 to $638,418,000 at June 30, 2020 compared to $506,597,000 at December 31, 2019.  Total deposits increased 23.72% or $316,272,000 to $1,649,557,000 at June 30, 2020, compared to $1,333,285,000 at December 31, 2019.  Shareholders’ equity increased $430,000 or 0.19% to $228,558,000 at June 30, 2020, compared to $228,128,000 at December 31, 2019. The increase in shareholders’ equity was driven by retention of earnings, net of dividends paid, and an increase in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI), offset by the decrease in common stock as a result of the share repurchase program. Accrued interest payable and other liabilities was $30,461,000 at June 30, 2020, compared to $30,187,000 at December 31, 2019, an increase of $274,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2020, investment securities with a fair value of $109,802,000, or 20.17% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

        The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at June 30, 2020 was 68.25% compared to 70.76% at December 31, 2019.  The loan-to-deposit ratio of our peers was 82.00% at December 31, 2019.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 26.02% or $131,821,000 to $638,418,000 at June 30, 2020, from $506,597,000 at December 31, 2019.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $10,538,000 at June 30, 2020, compared to a net unrealized gain of $3,999,000 at December 31, 2019.
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
        Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2020 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2020 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
         For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  For those securities that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, the Company also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded there were no OTTI losses recorded during the six months ended June 30, 2020. There were no OTTI losses recorded during the six months ended June 30, 2019.
        At June 30, 2020, the Company held 11 U.S. Government agency securities of which five were in a loss position for less than 12 months and five had been in a loss position for 12 months or more. The unrealized losses on the Company’s investments in direct obligations of U.S. Government agencies were caused by interest rate changes. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.
        At June 30, 2020, the Company held 74 obligations of states and political subdivision securities of which 12 were in a loss position for less than 12 months. At June 30, 2020, the Company held four corporate debt securities of which two were in a loss position for less than twelve months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.
        At June 30, 2020, the Company held 113 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which seven were in a loss position for less than 12 months and 19 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020.
        At June 30, 2020, the Company had a total of 23 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $52,482,000 and a net unrealized gain of approximately $19,000.  Seven of the PLMABS securities were in a loss position for less than 12 months and none have been in loss for more than 12 months at June 30, 2020. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2020. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

        See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $182,511,000 or 19.35% to $1,125,891,000 as of June 30, 2020, compared to $943,380,000 as of December 31, 2019.

        The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (dollars in thousands)	June 30, 2020	% of Total Loans	December 31, 2019	% of Total Loans
Commercial:
Commercial and industrial	$303,775	27.0%	$102,541	10.9%
Agricultural production	26,419	2.3%	23,159	2.6%
Total commercial	330,194	29.3%	125,700	13.5%
Real estate:
Owner occupied	199,337	17.5%	197,946	21.0%
Real estate construction and other land loans	83,490	7.4%	73,718	7.8%
Commercial real estate	313,625	27.9%	329,333	34.9%
Agricultural real estate	72,994	6.4%	76,304	8.1%
Other real estate	32,649	2.9%	31,241	3.3%
Total real estate	702,095	62.1%	708,542	75.1%
Consumer:
Equity loans and lines of credit	58,431	5.1%	64,841	6.9%
Consumer and installment	39,631	3.5%	42,782	4.5%
Total consumer	98,062	8.6%	107,623	11.4%
Net deferred origination costs	(4,460)		1,515
Total gross loans	1,125,891	100.0%	943,380	100.0%
Allowance for credit losses	(13,937)		(9,130)
Total loans	$1,111,954		$934,250

        As of June 30, 2020, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.5% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 95.5% of total loans at December 31, 2019.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
        At June 30, 2020, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $141,925,000, of which $2,889,000 were commercial loans, $122,062,000 were real estate loans, and $16,974,000 were consumer loans. At December 31, 2019, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $152,735,000, of which $4,009,000 were commercial loans, $130,656,000 were real estate loans, and $18,070,000 were consumer loans.
        We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth was the issuance of PPP loans. As of June 30, 2020, gross loans included $211,575,000 in PPP loans which are fully guaranteed by the SBA.
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
        At June 30, 2020, total nonperforming assets totaled $2,406,000, or 0.13% of total assets, compared to $1,693,000, or 0.11% of total assets at December 31, 2019.  Total nonperforming assets at June 30, 2020, included nonaccrual loans totaling $2,406,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2019 consisted of $1,693,000 in nonaccrual loans, no OREO, and no other repossessed assets. At June 30, 2020, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans totaling $0 compared to one TDR totaling $322,000 at December 31, 2019.
        A summary of nonperforming loans at June 30, 2020 and December 31, 2019 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2020 or at December 31, 2019.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans:
Commercial and industrial	$732	$187
Owner occupied real estate	391	416
Agricultural real estate	182	321
Commercial real estate	869	381
Equity loans and lines of credit	42	66
Troubled debt restructured loans (non-accruing):
Equity loans and lines of credit	—	322
Total nonaccrual	2,406	1,693
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$2,406	$1,693
Ratio of nonperforming loans to total loans	0.21%	0.18%
Ratio of allowance for credit losses to nonperforming loans	579.3%	539.3%
Loans considered to be impaired	$14,187	$3,734
Related allowance for credit losses on impaired loans	$294	$40

        We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2020 and December 31, 2019, we had impaired loans totaling $14,187,000 and $3,734,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record an immediate charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

        The following table provides a reconciliation of the change in nonaccrual loans for the first six months of 2020.

(In thousands)	Balance, December 31, 2019	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, June 30, 2020
Nonaccrual loans:
Commercial and industrial	$187	$738	$(30)	$—	$(164)	$—	$731
Real estate	797	515	(51)	—	—	—	1,261
Real estate construction and other land loans	—	191	(1)	—	—	—	190
Agricultural real estate	321	—	(139)	—	—	—	182
Equity loans and lines of credit	66	—	(24)	—	—	—	42
Consumer	—	—	—	—	—	—	—
Restructured loans (non-accruing):
Equity loans and lines of credit	322	—	(322)	—	—	—	—
Total nonaccrual	$1,693	$1,444	$(567)	$—	$(164)	$—	$2,406

        OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at June 30, 2020 or December 31, 2019. The Company held no repossessed assets at June 30, 2020 or December 31, 2019.

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
        The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2019
Balance, beginning of period	$9,130	$9,104	$9,104
Provision for credit losses	4,375	1,025	275
Losses charged to allowance	(123)	(1,196)	(65)
Recoveries	555	197	91
Balance, end of period	$13,937	$9,130	$9,405
Allowance for credit losses to total loans at end of period	1.24%	0.97%	0.98%

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
        As of June 30, 2020, the balance in the allowance for credit losses (ALLL) was $13,937,000 compared to $9,130,000 as of December 31, 2019.  The increase is attributed to the additional provision of $4,375,000 during the six months ended June 30, 2020.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $315,695,000 as of June 30, 2020, compared to $291,182,000 as of December 31, 2019.  At June 30, 2020 and December 31, 2019, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $175,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
        As of June 30, 2020, the ALLL was 1.24% of total gross loans compared to 0.97% as of December 31, 2019.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $141,925,000 at June 30, 2020 and $152,735,000 at December 31, 2019. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.42% and 1.15% at June 30, 2020 and December 31, 2019, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.41% and 1.16%, respectively. As of June 30, 2020, gross loans included $211,575,000 related to PPP loans which are fully guaranteed by the SBA. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 1.80% and 1.15% as of June 30, 2020 and December 31, 2019, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at June 30, 2020. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
        The Company’s loan portfolio balances for the six months ended June 30, 2020 increased through organic growth and through participation in the PPP loan program.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, partially offset by the general economic conditions experienced in the central California communities serviced by the Company and recent improvements in real estate collateral values.
        Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of June 30, 2020. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
        The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2020		December 31, 2019		June 30, 2019
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$12,555	1.12%	$1,504	0.16%	$1,383	0.14%
Past due loans	853	0.08%	784	0.08%	1,987	0.21%
Nonaccrual loans	2,406	0.21%	1,693	0.18%	2,422	0.25%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2020, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
        Management performed a qualitative assessment in the third quarter of 2019 to determine if a goodwill impairment test was required. Based upon review of qualitative factors as allowed per ASC 350, it was determined that it was more likely than not that the fair value of the Company was higher than the carrying value and therefore a quantitative goodwill impairment test was not required. Subsequent to this qualitative assessment during March 2020, the COVID-19 pandemic emerged and began impacting the state and local economies in our market due to local shelter-in-place orders and restrictions on businesses which caused many nonessential businesses to close and workers to be temporarily unemployed. Goodwill is assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. Management considered the COVID-19 related economic downturn to be such a triggering event and therefore performed the same qualitative assessment at the end of the first quarter of 2020. Based upon this assessment it was determined that it was more likely than not that the fair value of the Company was more than its carrying value and therefore no quantitative impairment test was required. Given the continued economic impact of the pandemic, management again determined it appropriate to perform a qualitative assessment as of June 30, 2020. Based on management’s qualitative assessment, it was determined that there was no change to the conclusion reached at the end of the first quarter and therefore management believes it is more likely than not the fair value of the Company has not decreased below the carrying value.
        The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at June 30, 2020 was $1,530,000, net of $2,222,000 in accumulated amortization expense.  The carrying value at December 31, 2019 was $1,878,000, net of $1,874,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of 2020.  Amortization expense recognized was $347,000 and $347,000 for the six months ended June 30, 2020 and June 30, 2019, respectively.

        The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2020	$348
2021	661
2022	455
2023	66
$1,530
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
        Total deposits increased $316,272,000 or 23.72% to $1,649,557,000 as of June 30, 2020, compared to $1,333,285,000 as of December 31, 2019, primarily due to recurring seasonal patterns.  Interest-bearing deposits increased $93,737,000 or 12.69% to $832,395,000 as of June 30, 2020, compared to $738,658,000 as of December 31, 2019.  Non-interest bearing deposits increased $222,535,000 or 37.42% to $817,162,000 as of June 30, 2020, compared to $594,627,000 as of December 31, 2019.  Average non-interest bearing deposits to average total deposits was 46.47% for the six months ended June 30, 2020 compared to 42.28% for the same period in 2019. The Company’s deposit balances for the six months ended June 30, 2020 increased through organic growth, PPP loan proceeds retained in customer deposit accounts, and deferred tax payments.
        The composition of the deposits and average interest rates paid at June 30, 2020 and December 31, 2019 is summarized in the table below.

(Dollars in thousands)	June 30, 2020	% of Total Deposits	Average Effective Rate	December 31, 2019	% of Total Deposits	Average Effective Rate
NOW accounts	$301,940	18.3%	0.12%	$266,048	20.0%	0.21%
MMA accounts	300,868	18.3%	0.20%	266,609	20.0%	0.24%
Time deposits	90,737	5.5%	0.76%	93,730	7.0%	0.73%
Savings deposits	138,850	8.4%	0.03%	112,271	8.4%	0.02%
Total interest-bearing	832,395	50.5%	0.21%	738,658	55.4%	0.26%
Non-interest bearing	817,162	49.5%		594,627	44.6%
Total deposits	$1,649,557	100.0%		$1,333,285	100.0%
Other Borrowings

As of June 30, 2020 and December 31, 2019, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $228,558,000 at June 30, 2020, compared to $228,128,000 at December 31, 2019.  The increase from December 31, 2019 in shareholders’ equity is the result of an increase in retained earnings from net income of $8,924,000, the exercise of stock options of $228,000, stock issued under the employee stock purchase plan of $115,000, the effect of share based compensation expense of $248,000, and stock awarded to employees of $141,000, offset by a increase in accumulated other comprehensive income (AOCI) of $4,606,000, common stock cash dividends of $2,780,000 and stock repurchases of $11,052,000.
        On July 17, 2019, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $10 million worth of the Company’s outstanding common stock, or approximately 479,616 shares.  During the three months ended June 30, 2020, the Company repurchased and retired 49,269 shares related to the July 17, 2019 stock repurchase plan at an approximate cost of $1,052,000, completing the plan. During the year ended December 31, 2019, the Company repurchased and retired a total of 431,444 shares at an approximate cost of $8,948,000. The stock repurchase program expired earlier than the set expiration date of July 17, 2020.
        On January 15, 2020, the Board of Directors of the Company approved the adoption of a new program to effect repurchases of the Company’s common stock with the intent to purchase up to $10,000,000 of the Company’s outstanding common stock, or approximately 487,805 shares. During the three months ended June 30, 2020, the Company repurchased and retired a total of 572,110 shares at an approximate cost of $17.45 per share, completing the stock repurchase plan.
        During the first six months of 2020, the Company declared and paid $2,780,000 in cash dividends ($0.22 per common share) to holders of common stock. The Company declared and paid a total of $5,805,000 in cash dividends ($0.43 per common share) to holders of common stock during the year ended December 31, 2019.
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
        The following table presents the Company’s regulatory capital ratios as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
June 30, 2020	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$169,155	9.63%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$164,155	13.66%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$169,155	14.08%	N/A	N/A
Total Risk-Based Capital Ratio	$183,267	15.25%	N/A	N/A

December 31, 2019
Tier 1 Leverage Ratio	$172,945	11.38%	N/A	N/A
Common Equity Tier 1 Ratio (CET 1)	$167,945	14.55%	N/A	N/A
Tier 1 Risk-Based Capital Ratio	$172,945	14.98%	N/A	N/A
Total Risk-Based Capital Ratio	$182,325	15.79%	N/A	N/A
(1) Effective August 30, 2018, the minimum regulatory requirements were eliminated for bank holding companies with less than $3 billion of assets.

The following table presents the Bank’s regulatory capital ratios as of June 30, 2020 and December 31, 2019.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$168,047	9.57%	$70,245	4.00%	$87,806	5.00%
Common Equity Tier 1 Ratio (CET 1)	$168,047	13.99%	$54,071	4.50%	$78,103	6.50%
Tier 1 Risk-Based Capital Ratio	$168,047	13.99%	$72,095	6.00%	$96,126	8.00%
Total Risk-Based Capital Ratio	$182,159	15.16%	$96,126	8.00%	$120,158	10.00%

December 31, 2019
Tier 1 Leverage Ratio	$171,332	11.27%	$60,810	4.00%	$76,012	5.00%
Common Equity Tier 1 Ratio (CET 1)	$171,332	14.85%	$51,930	7.00%	$75,010	6.50%
Tier 1 Risk-Based Capital Ratio	$171,332	14.85%	$69,240	8.50%	$92,320	8.00%
Total Risk-Based Capital Ratio	$180,712	15.66%	$92,320	10.50%	$115,400	10.00%
(1) The 2019 minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2020, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of June 30, 2020, the rate was 2.82%.

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
        Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2020, the Company had unpledged securities totaling $442,355,000 available as a secondary source of liquidity and total cash and cash equivalents of $118,557,000.  Cash and cash equivalents at June 30, 2020 increased 125.51% compared to $52,574,000 at December 31, 2019.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

        As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2020, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $255,973,000 in unused FHLB secured advances and a $14,969,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2020, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
        The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2020 and December 31, 2019:

Credit Lines (In thousands)	June 30, 2020	December 31, 2019
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$70,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$255,973	$304,987
Balance outstanding	$—	$—
Collateral pledged	$438,786	$446,742
Fair value of collateral	$390,914	$410,788
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$14,969	$4,931
Balance outstanding	$—	$—
Collateral pledged	$15,313	$5,065
Fair value of collateral	$15,377	$5,036

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
        There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

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
        As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;
•if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;
•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•as the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
•a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

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

As a participating lender in the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.
Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.
The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the six months ended June 30, 2020 follows.

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
(1) The Company approved a stock repurchase program effective July 17, 2019 with the intent to purchase up to $10,000,000 of the Company’s outstanding common stock, or approximately 479,616 shares. During the six months ended June 30, 2020, the Company repurchased and retired a total of 49,269 shares at an approximate cost of $1,052,000, completing the stock repurchase plan. During the year ended December 31, 2019, the Company repurchased and retired a total of 431,444 shares at an approximate cost of $8,948,000.
(2) The Company approved a stock repurchase program effective January 15, 2020 with the intent to purchase an additional $10,000,000 of the Company’s outstanding common stock, or approximately 487,805 shares. During the six months ended June 30, 2020, the Company repurchased and retired a total of 572,110 shares at an approximate cost of $17.45 per share, completing the stock repurchase plan.
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

Central Valley Community Bancorp

Date: August 5, 2020	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: August 5, 2020	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer