Form 10-K
period 2020-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2021-03-10
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $164,349,000 based on the price at which the stock was last sold on June 30, 2020.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 5, 2021
	12,524,259	shares
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2021 Annual Meeting of Shareholders to be held on May 19, 2021 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2020.

PART I

ITEM 1 -DESCRIPTION OF BUSINESS

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
At December 31, 2020, the Bank was our only banking subsidiary.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  We serve nine contiguous counties in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2020, we had consolidated total assets of approximately $2,004,096,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
The Company is regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the California Department of Financial Protection and Innovation (“DFPI”) and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).
As of March 1, 2021, we had a total of 281 employees and 267 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 20 full-service banking offices in Cameron Park, Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also offers Internet banking that consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.40% in 2020 compared to 3.31% in 2019 based on FDIC deposit market share information published as of June 30, 2020. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2020 and 2019. We have a diversified loan portfolio. At December 31, 2020, we had total loans of $1,102,347,000.  Total commercial and industrial loans outstanding were $273,994,000 which included $192,916,000 in PPP loans , total agricultural land and production loans outstanding were $21,971,000, total real estate construction and other land loans outstanding were $55,419,000; total other real estate loans outstanding were $660,705,000, total equity loans and lines of credit were $55,634,000 and total consumer installment loans outstanding were $37,236,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
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

The Bank has provided investment services since 1995 through a third party provider and in November 2017, the Bank ended its relationship with Investment Centers of America and entered into a new agreement with Raymond James Financial Services, Inc. to provide Bank customers with access to investment services.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  We attract deposits from individual and commercial customers.  No single customer or group of related customers accounts for a material portion of our deposits such that the loss of any one or more would have a material adverse effect on our business. However, at December 31, 2020 approximately 69.8% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 26.9% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, El Dorado, Madera, Merced, Placer, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

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
Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.40% in 2020 compared to 3.31% in 2019 based on FDIC deposit market share information published as of June 2020. In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2020 there were 129 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our office. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2020 there were 99 operating banking and credit union offices. In Tulare County, in addition to our three branches there were 52 operating banking and credit union offices in our primary service area. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2020 and 2019.  In Merced County, in addition to our one branch, as of June 30, 2020 there were 28 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2020 there were 202 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 82 operating banking and credit union offices in our primary service area. In El Dorado County, in addition to our one branch, there were 38 operating banking and credit union offices in our primary service area. In Placer County, in addition to our one branch, there were 86 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2020, the Bank’s legal lending limits to individual customers were $28,528,000 for unsecured loans and $47,546,000 for unsecured and secured loans combined.
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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, DFPI and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies
The following is a summary of the material elements of the supervisory and regulatory framework applicable to the Company and its bank subsidiary. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory or regulatory provision.

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
The BHC Act and the Federal Reserve regulations also impose certain constraints on the payment of dividends and the redemption or purchase by a bank holding company of its own shares of stock.
Pursuant to Dodd-Frank, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. As such, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to do so. The Company must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources to assist the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice or a violation of the applicable regulations or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank’s federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such bank.
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
We are also a bank holding company within the meaning of Section 1280 of the California Financial Code.  As such, we and our subsidiaries are subject to examination by the DFPI.
Further, we are required by the Federal Reserve to maintain certain capital levels.  See “Capital Standards.”

REGULATION OF THE BANK

Banks are extensively regulated under both federal and state law.  The Bank, as a California state-chartered bank, is subject to primary supervision, regulation and periodic examination by the DFPI and the FDIC.  The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain Federal Reserve regulations.
If during an examination the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California state-chartered bank would result in a revocation of the Bank’s charter. The DFPI has many of the same remedial powers.
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
Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:
•the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Bank;
•the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Bank; and
•the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank.
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
PAYMENT OF DIVIDENDS AND STOCK REPURCHASES

The Company’s shareholders are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding. The principal source of cash revenue to the Company is dividends received from the Bank.  The Bank’s ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.
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
Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings, or the Bank’s net income for the latest three fiscal years, less dividends paid during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.
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

REGULATORY CAPITAL REQUIREMENTS

    The Company and the Bank are subject to the comprehensive capital framework for U.S. banking organizations known as the Basel III Capital Rules adopted by the federal banking agencies. The Basel III Capital Rules are risk-based, meaning that they provide a measure of capital adequacy that reflects the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets and for transactions, such as letters of credit and recourse arrangements, that are recorded as off-balance sheet items.
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
The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that (i) mortgage servicing rights, (ii) deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and (iii) significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and was phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).
In addition to establishing the minimum regulatory capital requirements, the Basel III Capital Rules limit capital distributions and certain discretionary bonus payments to management if an institution does not hold a “capital conservation buffer” consisting of an additional 2.5% of CET1, on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. As of January 1, 2019, the capital conservation buffer requirement is at its fully phased-in level of 2.5%.
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
In 2020, banking organizations were required to maintain a CET1 capital ratio of at least 6.375%, a Tier 1 capital ratio of at least 7.875%, and a total capital ratio of at least 9.875% to avoid limitations on capital distributions and certain discretionary incentive compensation payments. As phased-in on January 1, 2019, the Bank is required to meet a minimum

Tier 1 leverage ratio of 4.0%, a minimum CET1 to risk-weighted assets of 4.5% (7% with the capital conservation buffer), a Tier 1 capital to risk-weighted assets of 6.0% (8.5% including the capital conservation buffer) and a minimum total capital to risk-weighted assets of 8.0% (10.5% including the capital conservation buffer).
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, a bank’s assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests), are multiplied by a risk weight factor assigned by the regulations based on perceived risks inherent in the type of asset. As a result, higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien 1-4 family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans and a risk weight of between 0% to 600% is assigned to permissible equity interests, depending on certain specified factors. The Basel III Capital Rules increased the risk weights for a variety of asset classes, including certain commercial real estate mortgages. Additional aspects of the Basel III Capital Rules’ risk weighting requirements that are relevant to the Bank include:
•assigning exposures secured by single-family residential properties to either a 50% risk weight for first-lien mortgages that meet prudent underwriting standards or a 100% risk weight category for all other mortgages;
•providing for a 20% credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (increased from 0% under the previous risk-based capital rules);
•assigning a 150% risk weight to all exposures that are nonaccrual or 90 days or more past due (increased from 100% under the previous risk-based capital rules), except for those secured by single-family residential properties, which will be assigned a 100% risk weight, consistent with the Basel I risk-based capital rules;
•applying a 150% risk weight instead of a 100% risk weight for certain high volatility CRE acquisition, development and construction loans; and
•applying a 250% risk weight to the portion of mortgage servicing rights and deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks that are not deducted from CET1 capital (increased from 100% under the previous Basel I risk-based capital rules).
As of December 31, 2020, the Bank’s capital ratios exceeded the minimum capital adequacy guideline percentage requirements of the federal banking agencies for “well capitalized” institutions under the Basel III Capital Rules on a fully phased-in basis.
On September 17, 2019, the federal bank regulatory agencies adopted a final rule implementing Section 201 of the EGRRCPA that provides for an optional simplified measure of capital adequacy. The final rule provides certain community banking organizations the ability to opt into a new community bank leverage ratio (“CBLR”) intended to simplify regulatory capital requirements. Starting on January 1, 2020, community banking organizations with less than $10 billion in total consolidated assets may elect the new community banking leverage framework if they have a CBLR of greater than 8% in 2020, 8.5% in 2021, and 9% beginning on January 1, 2022, and hold 25 percent or less of assets in off-balance sheet exposures and 5 percent or less of assets in trading assets and liabilities. The CBLR is determined by dividing a banking organization’s tangible equity capital by its average total consolidated assets. Upon opt into the community banking leverage framework, a qualifying community banking organization would not be subject to other risk-based and capital leverage requirements (including the Basel III and Basel IV requirements) and would be considered to have met the well capitalized ratio requirements. Opting into the community banking leverage framework could ease the process of determining the Company and the Bank’s capital requirements. The Company has chosen not to opt in.

BANK SECRECY ACT/ANTI-MONEY LAUNDERING REGULATIONS

We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Money Laundering Act. Financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and identifying customers when establishing new relationships and standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The Customer Due Diligence final rule, which became effective in 2018, clarified and strengthened customer due diligence requirements for U.S. financial institutions, aiming to improve financial transparency and prevent criminals and terrorists from misusing companies to disguise their illicit activities and launder their ill-gotten gains. The Bank has extensive controls in place to comply with these requirements.

OFFICE OF FOREIGN ASSETS CONTROL

The Office of Foreign Assets Control (“OFAC”) is a financial intelligence and enforcement agency of the U.S. Treasury Department. It administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes. The OFAC regulations require financial institutions to block or reject payments, transfers, withdrawals or other dealings with respect to accounts and assets of countries that are identified by the president as being a threat to national security. This may also include dealings with accounts and assets of nationals of a sanctioned country and with other specially designated individuals (such as designated narcotics traffickers). Financial institutions are also required to report all blocked transactions to OFAC within 10 business days of the occurrence. The Bank has extensive controls in place to comply with these requirements.

PRIVACY AND DATA SECURITY

The Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy and disclosure of non-public personal information. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. In addition, the California Financial Information Privacy Act (“CFIPA”) also requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The CFIPA allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such information. Similar to the CFIPA, the State of California recently enacted the California Consumer Privacy Act (“CCPA”) which gives consumers more control over the personal information that businesses collect about them. The CCPA includes new privacy rights including the right to know about the personal information a business collects about them and how it is used and shared; the right to delete personal information collected from them (with some exceptions); the right to opt-out of the sale of their personal information; and the right to non-discrimination for exercising their CCPA rights. Businesses (including Financial Institutions) are required to give consumers certain notices explaining their privacy rights. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.
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

The federal banking agencies have expressed support for modernizing the CRA regulatory framework. In December 2019, the FDIC and the OCC issued a joint proposed rule that would amend the CRA regulations. The proposed rule sought to clarify what qualifies for credit under the CRA, update the definition of a small business loan and create an additional definition of “assessment area” tied to where deposits are located, partly to address changes that have occurred due to the rise in digital banking, ensuring that banks continue to serve low- and moderate-income customers in their communities. It is unclear at this time whether and to what extent any changes will be made to the applicable CRA requirements.

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
Under the newly adopted California legislation that went into effect on January 1, 2021, the DFPI was given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB. The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services. The DFPI also as a matter of state law can now enforce the Dodd-Frank Act’s UDAAP provisions against any person offering or providing consumer financial products in the state of California. Going forward, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority, and it is unclear how the DFPI and its enforcement activities will affect the Bank in the future.

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
The Bank is subject to deposit insurance assessments to maintain the DIF. Dodd-Frank increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking.
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
The FDIC may terminate a depository institution’s deposit insurance upon a finding that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank’s depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank’s charter by the DFPI.
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
    Many aspects of Dodd-Frank are subject to continued rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, Dodd-Frank’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. In addition, some of the recent financial laws and regulations aiming to ease regulatory and compliance burden on financial institutions that were adopted during the last presidential administration could be rolled back in the near future. We will continue to evaluate the effect of Dodd-Frank, as it may be amended from time to time, and other pending and proposed legislation. The impact of any future legislative or regulatory changes cannot be predicted, but they could affect the Company and the Bank, and no current assurance may be given that they will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embrace and are dedicated to our mission and culture. Our culture is grounded in a set of core values –teamwork, respect, accountability, integrity and leadership. In order to continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, benefits, health, and welfare programs.
As of December 31, 2020, we had approximately 287 total employees, which included 275 full-time employees and 12 part-time employees. As a financial institution, approximately 62% of our employees are employed at our banking center and loan production offices, and another 38% are employed at our Headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.
As of December 31, 2020, approximately 74% of our current workforce is female, 26% male, and our average tenure is six years, no change from the average tenure of six years as of December 31, 2019.
As part of our compensation philosophy, we offer market competitive total rewards programs for our employees in order to attract and retain superior talent. These programs, include annual bonus opportunities, an Employee Stock Ownership Plan, a matched 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption assistance, education reimbursement program, and employee assistance programs.
We encourage and support the growth and development of our associates and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind.
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. During 2020, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers, homeowners and trade partners. These procedures include complying with social distancing and other health and safety standards as required by federal, state, and local government agencies. Additionally, we modified the way in which we conduct many aspects of our business to reduce the amount of in-person contact and interactions. We significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Our teams across all facets of the Company were able and continue to adapt to these changes in our work environment and have successfully managed our business during the pandemic.

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2020 may be obtained without charge upon written request to David A. Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.
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

ITEM 1A -RISK FACTORS

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

General Business and Industry Risks

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

Risks relating to the impact of COVID-19 could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has had, and continues to have, a material impact on businesses around the world and the economic environments in which they operate. In March 2020, the United States declared a federal state of emergency in response to the COVID-19 pandemic, which continues to spread throughout the United States. The outbreak of this virus has disrupted global financial markets and negatively affected supply and demand across a broad range of industries. There are a number of factors associated with the outbreak and its impact on global economies including the United States that have had and could continue to have a material adverse effect on (among other things) the profitability, capital and liquidity of financial institutions.
The COVID-19 pandemic has caused disruption to our customers, vendors and employees. California where we primarily operate has implemented restrictions on the movement of its citizens, with a resultant significant impact on economic activity in the state. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in California, including our primary market area. As a result, the demand for our products and services has been and may continue to be significantly impacted. The circumstances around this pandemic are evolving rapidly and will continue to impact our business in future periods. In the United States, the federal government has taken action to provide financial support to parts of the economy most impacted by the COVID-19 pandemic. The details of how these actions will impact our customers and therefore the impact on the Company remains uncertain at this stage. The actions taken by the U.S. Government and the Federal Reserve may indicate a view on the potential severity of a downturn and post recovery environment, which from a commercial, regulatory and risk perspective could be significantly different to past crises and persist for a prolonged period. The pandemic has led to a weakening in gross domestic product and employment in the United States.
As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material adverse effect on our business, financial condition, or results of operations:
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
•our allowance for credit losses on loans may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
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
•the goodwill we recorded in connection with business acquisitions could become impaired and require charges to earnings;
•we rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
•FDIC premiums may increase if the agency experiences additional resolution costs.

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

Furthermore, if the U.S. economy experiences a recession as a result of the pandemic, our business could be materially and adversely affected. To the extent the pandemic adversely affects our business, financial condition, or results of operations, it may also have the effect of heightening many of the other risks described in this report. The extent of such impact will depend on the outcome of certain developments, including but not limited to, the duration and spread of the pandemic as well as its continuing impact on our customers, vendors and employees, all of which are uncertain.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which included a loan program administered through the SBA referred to as the PPP. Under the PPP, starting on April 3, 2020, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. We are participating as a lender in the PPP.
Because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP. We may be exposed to the risk of litigation from both customers and non-customers that approached us regarding PPP loans regarding our process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation is filed against us and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition or results of operations.
We also have credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by us, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by us, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or investment securities and from other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. We also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits.  Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets.  In the event such a disruption should occur, our ability to access these sources could be adversely affected, both as to price and availability, which would limit or potentially raise the cost of the funds available to us. Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in interest rates could reduce our profitability.

We realize income primarily from the difference between interest earned on loans and securities and the interest paid on deposits and borrowings. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” will work against us, and our earnings may be negatively affected. We are unable to predict fluctuations of market interest rates, which are affected by the following factors outside our control.
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
When interest rates decline, borrowers tend to refinance higher, fixed-rate loans to lower rates, prepaying their existing loans. Under those circumstances we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the market rates, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments. The impact of any sudden and substantial move in interest rates and/or increased competition may have a material adverse effect on our business, financial condition and results of operation.

Reforms to and uncertainty regarding LIBOR may adversely affect our business.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it will no longer compel banks to submit rates for the calculation of LIBOR in the future. Until recently, it was generally expected that LIBOR would be discontinued on December 31, 2021. However, in November 2020, the ICE Benchmark Administrator (“IBA”), which publishes the LIBOR rates and is regulated by the FCA, announced that it would initiate a consultation that would end 1-week and 2-month LIBOR by December 31, 2021 and continue to publish all other LIBOR rates through June 30, 2023. The consultation period ended on January 25, 2021 and the IBA and FCA are discussing the results now. While the 18-month extension of certain LIBOR rates is generally expected to be implemented, the FCA has not yet issued a final decision on the matter. As such, the U.S. Federal Reserve Bank's Alternative Reference Rates Committee (“ARRC”) continues to urge parties to implement the preferred alternative to LIBOR, which is SOFR, in all new contracts and use the potential 18-month extension to allow time for existing agreements that use LIBOR to either expire or be re-negotiated. ARRC selected SOFR in June 2017 as the preferred alternative rate to LIBOR. SOFR differs from LIBOR in two respects: SOFR is a single overnight rate, while LIBOR includes rates of several tenors; and SOFR is deemed a credit risk-free rate while LIBOR incorporates an evaluation of credit risk. The ARRC and other entities intend for the transition to be economically neutral. The Federal Reserve Bank of New York has proposed a methodology for generating SOFRs of three different tenors and an index is currently published with daily, 30, 90 and 180 day SOFR tenors. The ARRC has developed a methodology for adjusting SOFR to reflect the risk considerations that underlie LIBOR. On July 12, 2019, the SEC issued a statement on LIBOR transition, indicating the significant impact that the discontinuation of LIBOR could have on financial markets and market participants. Since the volume of our products that are indexed to LIBOR is not significant, the transition, if not sufficiently planned for and managed by our cross-functional teams, is not expected to adversely affect the Company’s financial condition and results of operations. Although implementation of the SOFR benchmark is intended to have minimal economic effect on the parties to a LIBOR-based contract, the transition from LIBOR to a new benchmark rate could result in significant operational, systems, increased compliance, legal and operational costs. This transition may also result in our customers challenging the determination of their interest payments or entering into fewer transactions or postponing their financing needs, which could reduce the Company’s revenue and adversely impact our business. In addition, the uncertainty regarding the future of LIBOR as well as the transition from LIBOR to another benchmark rate or rates could have adverse impacts on floating-rate obligations, loans, deposits, derivatives, and other financial instruments that currently use LIBOR as a benchmark rate and, ultimately, adversely affect the Company’s financial condition and results of operations.

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

The occurrence of unforeseen or catastrophic events, including the emergence of a pandemic, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Risks Related to our Lending Activities

Agribusiness lending presents unique credit risks.

As of December 31, 2020, approximately 2.0% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and materially and adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2020, $772 million, or 69.8% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, financial condition and results of operations. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired.

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could adversely affect our business, results of operations and financial condition.
Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely business, financial condition and results of operation.

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

At December 31, 2020, our non-performing loans and leases were 0.30% of total loans and leases compared to 0.18% at December 31, 2019, and 0.30% at December 31, 2018, and our non-performing assets (which include foreclosed real estate) were 0.16% of total assets compared to 0.11% at December 31, 2019.  The allowance for credit losses as a percentage of non-performing loans and leases was 393.99% as of December 31, 2020 compared to 539.28% at December 31, 2019.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not have a material adverse effect on our business, financial condition and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Bank’s commercial real estate and commercial business loans are made to small to medium sized businesses who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. While we will take steps to mitigate this risk, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at one or more properties. The costs associated with investigation or remediation activities could be substantial. In addition, while there are certain statutory protections afforded lenders who take title to property through foreclosure on a loan, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

We may suffer losses in our loan portfolio despite our underwriting practices.

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent appraisers and verifications of liquid assets. Nonetheless, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan loss.

Risks Related to Our Securities Portfolio

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
In addition, as a condition to membership in the Federal Home Loan Bank of San Francisco (the FHLB), we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB. At December 31, 2020, we held stock in the FHLB totaling $5,595,000 as compared to our minimum required stock holding of $4,865,000. The FHLB stock held by us is carried at cost and is subject to recoverability testing under applicable accounting standards. To date, the FHLB has not discontinued the distribution of dividends on its shares. However, there can be no assurance the FHLB’s dividend-paying practices will continue. As of December 31, 2020, we did not recognize an impairment charge related to our FHLB stock holdings. There can be no assurance, however, that future negative changes to the financial condition of the FHLB may not require us to recognize an impairment charge with respect to such holdings.

Risks Related to our Management

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, financial condition and results of operations.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. The loss of the services of any senior executive or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition and results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Capital

    As a result of the Dodd-Frank Act and other regulations, we are subject to more stringent capital requirements.

    In July 2013, the U.S. federal banking authorities approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes required by the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies, other than “small bank holding companies” (generally bank holding companies with consolidated assets of less than $3 billion). Basel III not only increased most of the required minimum regulatory capital ratios, it introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. Basel III also expands the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 and Tier 2 capital. In order to be a “well-capitalized” depository institution under the new regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total capital ratio of 10% or more; and a Tier 1 leverage ratio of 5% or more. The Basel III capital rules became effective as applied to the Company and the Bank on January 1, 2015 with a phase-in period that generally extended through January 1, 2019 for many of the changes. The failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect customer and investor confidence, our costs of funds and FDIC insurance costs, our ability to pay dividends on our common stock, our ability to make acquisitions, and have a material adverse effect on our business, financial conditions and results of operations.

We may not be successful in raising additional capital needed in the future.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business strategies. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time which are outside of our control, and our financial performance. We cannot be assured that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Growth

We may not be able to maintain our historical growth rate which may adversely impact our results of operations and financial condition.

We have initiated internal asset growth programs, completed various acquisitions and opened additional offices in prior years. We may not be able to sustain our historical rate of asset growth or may not even be able to grow at all. We may not be able to obtain the financing necessary to fund additional asset growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new branch offices. Further, our inability to attract and retain experienced bankers may adversely affect our internal asset growth. A significant decrease in our historical rate of asset growth could have a material adverse impact on our business, financial condition and results of operations.

We may be unable to complete future acquisitions, and once complete, may not be able to integrate our acquisitions successfully.

Our growth strategy includes our desire to acquire other financial institutions. We may not be able to complete any future acquisitions and, for completed acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. We may not realize expected cost savings or make revenue enhancements. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations could have a material and adverse affect on our business, financial condition and results of operations.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2020, we had approximately $53,777,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, Sierra Vista Bank in October 2016, and Folsom Lake Bank in October 2017. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

Risks Related to Our Reputation and Operations

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially and adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, Bank, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition and results of operations could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

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

As a financial institution we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customer information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, online banking, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity, security breaches and cybersecurity-related incidents in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches which increase their risks of identity theft, credit card fraud, and other fraudulent activity that could involve their accounts with us.
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
More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions. Such publicity may also cause damage to our reputation as a financial institution. As a result, our business, financial condition and results of operations could be materially and adversely affected.

 Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information.

We are subject to an increasing number of federal and state privacy, information security and data protection laws, and we could be negatively impacted by these laws. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification. Moreover, legislators and regulators in the United States are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, as well as on our collection, use, sharing, retention and safeguarding of consumer or employee information.
The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial condition and results of operations. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

Finance and Accounting Risks

Our controls over financial reporting and related governance procedures may fail or be circumvented.

Management regularly reviews and updates our internal control over financial reporting, disclosure controls and procedures, and corporate governance policies and procedures.  We maintain controls and procedures to mitigate risks such as processing system failures or errors and customer or employee fraud, and we maintain insurance coverage for certain of these risks.  Any system of controls and procedures, however well designed and operated, is based in part on certain assumptions and provides only reasonable, not absolute, assurances that the objectives of the system are met.  Events could occur which are not prevented or detected by our internal controls, are not insured against, or are in excess of our insurance limits.  Any failure or circumvention of our controls and procedures, or failure to comply with regulations related to controls and procedures, could have a material adverse effect on our business.

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

    Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2020, we had a net deferred tax asset of $4.74 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

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

Risks Related to Our Common Stock

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

At times, the stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength.  As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur.  This may make it difficult for shareholders to resell shares of common stock at times or at prices you find attractive.  The low trading volume in our common shares on the NASDAQ Capital Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.
The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control including the other factors identified above in the forward-looking statement discussion under the section titled “Cautionary Statements Regarding Forward-Looking Statements” and below.  Broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•actual or anticipated quarterly fluctuations in our operating results and financial condition;
•changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;
•failure to meet analysts’ revenue or earnings estimates;
•speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;
•strategic actions by us or our competitors, such as acquisitions;
•actions by our institutional shareholders;
•fluctuations in the stock price and operating results of our competitors;
•future sales of our equity, equity-related or debt securities;
•changes in the frequency or amount of dividends or share repurchases;
•trading activities in our common stock, including short-selling;
•domestic and international economic factors unrelated to our performance; and
•general market conditions and, in particular, developments related to market conditions for the financial services industry.

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

Various provisions of our articles of incorporation and by-laws and certain other actions we have taken could delay or prevent a third party from acquiring us, even if doing so might be beneficial to our shareholders. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, regulatory approval and/or appropriate regulatory filings may be required from either or all the Federal Reserve, the FDIC, and the DFPI prior to any person or entity acquiring “control” (as defined in the applicable regulations) of a state non-member bank, such as the Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

The Company is a holding company and depends on the Bank for dividends, distributions, and other payments

The Company is a legal entity separate and distinct from the Bank. The Company’s principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends from the Bank. The Company’s ability to pay dividends to its stockholders is substantially dependent upon the Bank’s ability to pay dividends to the Company. Federal and state law imposes limits on the ability of the Bank to pay dividends and make other distributions and payments. If the Bank is unable to meet regulatory requirements to pay dividends or make other distributions to the Company, the Company will be unable to pay dividends to its shareholders.

ITEM 1B -    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 -DESCRIPTION OF PROPERTY

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
Properties owned by the Bank are held without loans or encumbrances. All of the property leased is leased directly from independent parties. Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company. See Note 9 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 3 -LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

ITEM 4 -MINE SAFETY DISCLOSURES

None to report.

PART II

ITEM 5 -MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY. As of March 5, 2021, we had approximately 934 shareholders of record.
The following table shows the high and low sales prices for the common stock for each quarter as reported by The NASDAQ Stock Market and cash dividend payment for each quarter presented.

Common Stock Prices and Dividends

	Quarter 1 2019	Quarter 2 2019	Quarter 3 2019	Quarter 4 2019	Quarter 1 2020	Quarter 2 2020	Quarter 3 2020	Quarter 4 2020
High	$20.35	$21.48	$21.75	$22.15	$21.69	$16.81	$15.68	$16.70
Low	$18.10	$19.08	$18.97	$19.24	$10.68	$10.59	$11.51	$12.25
Dividends per share	$0.10	$0.11	$0.11	$0.11	$0.11	$0.11	$0.11	$0.11

We paid common share cash dividends of $0.44 and $0.43 per share in 2020 and 2019, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
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
ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the year ended December 31, 2020 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2) (3)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2020 - 01/31/2020	167,223	$20.05	$167,223	$7,694
02/1/2020 - 02/29/2020	211,233	$19.31	211,233	$3,610
03/1/2020 - 03/31/2020	242,923	$14.83	242,923	$—
Total	621,379	$17.76	621,379
(1) The Company approved a stock repurchase program effective July 17, 2019 with the intent to purchase up to $10,000,000 of the Company’s outstanding common stock, or approximately 479,616 shares. During the year ended December 31, 2019, the Company repurchased and retired a total of 431,444 shares at an approximate cost of $8,948,000. Under this program, the Company repurchased and retired a total of 49,269 shares at an approximate cost of $1,052,000, during the year ended December 31, 2020, completing the stock repurchase program.
(2) The Company approved a stock repurchase program effective January 15, 2020 with the intent to purchase an additional $10,000,000 of the Company’s outstanding common stock, or approximately 487,805 shares. During the year ended

December 31, 2020, the Company repurchased and retired a total of 572,110 shares at an approximate cost of $17.45 per share, completing the stock repurchase program.
(3) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2020, regarding equity-based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	77,070	(1)	$10.06	768,560	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	77,070		$10.06	768,560
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
At December 31, 2020, there were 30,013 shares of restricted common stock issued and outstanding. No options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2020 and 2019 from any of the Company’s equity-based compensation plans. During the year ended December 31, 2020, 21,397 shares of restricted common stock were granted under the 2015 Plan, and 25,420 shares of restricted common stock were granted during the year ended December 31, 2019.

ITEM 6 -SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
(In thousands, except per-share amounts)	2020	2019	2018	2017	2016
Statements of Income
Total interest income	$66,018	$66,331	$64,187	$57,376	$46,676
Total interest expense	1,595	2,559	1,484	1,137	1,096
Net interest income before provision for credit losses	64,423	63,772	62,703	56,239	45,580
Provision for (reversal of) credit losses	3,275	1,025	50	(1,150)	(5,850)
Net interest income after provision for credit losses	61,148	62,747	62,653	57,389	51,430
Non-interest income	13,797	13,305	10,324	10,836	9,591
Non-interest expenses	47,684	46,100	45,068	44,406	38,922
Income before provision for income taxes	27,261	29,952	27,909	23,819	22,099
Provision for income taxes	6,914	8,509	6,620	9,793	6,917
Net income	$20,347	$21,443	$21,289	$14,026	$15,182
Basic earnings per share	$1.62	$1.60	$1.55	$1.12	$1.34
Diluted earnings per share	$1.62	$1.59	$1.54	$1.10	$1.33
Cash dividends declared per common share	$0.44	$0.43	$0.31	$0.24	$0.24

	December 31,
(In thousands)	2020	2019	2018	2017	2016
Balances at end of year:
Investment securities, Federal funds sold and deposits in other banks	$753,829	$506,597	$477,932	$604,801	$558,132
Net loans	1,089,432	934,250	909,591	891,901	747,302
Total deposits	1,722,710	1,333,285	1,282,298	1,425,687	1,255,979
Total assets	2,004,096	1,596,755	1,537,836	1,661,655	1,443,323
Shareholders’ equity	245,021	228,128	219,738	209,559	164,033
Earning assets	1,837,402	1,450,347	1,406,987	1,505,436	1,319,065
Average balances:
Investment securities, Federal funds sold and deposits in other banks	$623,117	$494,455	$526,606	$568,426	$560,860
Net loans	1,043,470	921,546	903,204	784,085	636,475
Total deposits	1,568,194	1,295,780	1,333,754	1,284,305	1,144,231
Total assets	1,832,987	1,574,089	1,577,410	1,491,696	1,321,007
Shareholders’ equity	229,807	228,352	211,324	182,507	154,325
Earning assets	1,676,567	1,423,015	1,435,025	1,358,930	1,205,142

Data from 2017 reflects the partial year impact of the acquisition of Folsom Lake Bank on October 1, 2017. Data from 2016 reflects the partial year impact of the acquisition of Sierra Vista Bank on October 1, 2016.

ITEM 7 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, in Item 8 of this Annual Report.

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley and the Greater Sacramento Region; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline in quality of the Company’s earning assets; (7) a decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses; (13) political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;  (14) the uncertainties related to the Covid-19 pandemic including, but not limited to, the potential adverse effect of the pandemic on the economy, our employees and customers, and our financial performance; and (15) the impact of the federal CARES Act and the significant additional lending activities undertaken by the Company in connection with the Small Business Administration’s Paycheck Protection Program enacted thereunder, including risks to the Company with respect to the uncertain application by the Small Business Administration of new borrower and loan eligibility, forgiveness and audit criteria.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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
During 2020, we focused on managing the COVID-19 affects on businesses, customers and employees.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2020, the Bank operated 20 full-service offices. Additionally, the Bank maintains a Commercial Real Estate Division, an Agribusiness Center and a SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

For the years leading up to 2020, the economy, as evidenced by the California, Central Valley, and Greater Sacrament Region unemployment rates, and housing prices, were showing moderate and steady improvement.
During 2020, the outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in California, including our primary market area. As a result, the demand for our products and services has been and may continue to be significantly impacted. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.
    The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company. If the global response to contain COVID-19 escalates further or is unsuccessful, the Company could experience an adverse effect on its business, financial condition and results of operations.
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

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2020 was $1.62 compared to $1.59 and $1.54 for the years ended December 31, 2019 and 2018, respectively.  Net income for 2020 was $20,347,000 compared to $21,443,000 and $21,289,000 for the years ended December 31, 2019 and 2018, respectively.  The decrease in net income for 2020 compared to 2019 was primarily due to an increase in provision for credit losses, a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in loan placement fees, and a decrease in the provision for income taxes. Total assets at December 31, 2020 were $2,004,096,000 compared to $1,596,755,000 at December 31, 2019.
Return on average equity (“ROE”) for 2020 was 8.85% compared to 9.39% and 10.07% for 2019 and 2018, respectively.  Return on average assets (“ROA”) for 2020 was 1.11% compared to 1.36% and 1.35% for 2019 and 2018, respectively.  Total equity was $245,021,000 at December 31, 2020 compared to $228,128,000 at December 31, 2019.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $20,347,000, the exercise of stock options in the amount of $279,000, the effect of share-based compensation expense of $470,000, stock issued under our employee stock purchase plan of $199,000, and an increase in accumulated other comprehensive income (AOCI) of $12,039,000, partially offset by the payment of common stock cash dividends of $5,530,000 and the repurchase and retirement of common stock of $11,052,000.
Average total loans increased $124,829,000 or 13.41% to $1,055,712,000 in 2020 compared to $930,883,000 in 2019.  In 2020, we recorded a provision for credit losses of $3,275,000 compared to a provision of $1,025,000 in 2019 and a provision of $50,000 in 2018.  The Company had nonperforming assets consisting of $3,278,000 in nonaccrual loans at December 31, 2020.  At December 31, 2019, nonperforming assets totaled $1,693,000.  Net loan loss recoveries for 2020 were $510,000 compared to net loan loss charge-offs in the amount of $999,000 for 2019 and net loan loss recoveries of $276,000 for 2018.  Refer to “Asset Quality” below for further information.

Dividend Declared

    The Company declared a $0.11 per common share cash dividend, payable on February 26, 2021 to shareholders of record on February 12, 2021.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 8.85% for the year ended 2020 compared to 9.39% and 10.07% for the years ended 2019 and 2018, respectively.
Our net income for the year ended December 31, 2020 decreased $1,096,000 compared to 2019 and increased $154,000 in 2019 compared to 2018.  Contributing to the decrease during 2020 compared to 2019 was an increase in provision for credit losses, a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in loan placement fees, and a decrease in the provision for income taxes. During 2019, net income compared to 2018 was positively impacted by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities.  During 2018 net income was positively impacted by the decrease in tax expense.
Net interest income increased primarily because of increases in loan and fee income, decreases in interest expense, partially offset by decreases in interest income on investments. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $1,321,000 and $989,000 for the year ended December 31, 2020 and 2019, respectively. For 2020, our net interest margin (NIM) decreased 64 basis points to 3.87% compared to 2019 as a result of yield changes and asset mix changes. The decrease in net interest margin in the period-to-period comparison resulted primarily from the decrease in the effective yield on interest-earning deposits in other banks and Federal Funds sold, the decrease in the effective yield on average investment securities, and the decrease in the yield on the Company’s loan portfolio. The decrease in the loan yield was impacted by the Company’s issuance of low-interest PPP loans. Net interest income during 2020 was positively impacted by from the accretion of the loan marks on acquired loans in the amount of $1,321,000 and $989,000 for the year ended December 31, 2020 and 2019, respectively. In addition, net interest income before the provision for credit losses for the year ended December 31, 2020 benefited by approximately $805,000 in nonrecurring income from prepayment penalties and payoff of loans, as compared to $619,000 in nonrecurring income for the year ended December 31, 2019. Excluding these reversals and benefits, net interest income for the year ended December 31, 2020 decreased by $133,000 compared to the year ended December 31, 2019.
Non-interest income increased 3.70% in 2020 compared to 2019 primarily due to an increase in loan placement fees of $1,313,000, an increase of $1,059,000 in other income, partially offset by a $947,000 decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income of $685,000, and a $132,000 decrease in Federal Home Loan Bank dividends. The increase in other income resulted from a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds.
Non-interest expenses increased $1,584,000 or 3.44% to $47,684,000 in 2020 compared to $46,100,000 in 2019. The net increase year over year resulted from increases in salaries and employee benefits of $1,949,000, professional services of $1,093,000, data processing of $489,000, regulatory assessments of $239,000, and operating losses of $40,000, offset by decreases in occupancy and equipment expenses of $813,000, information technology of $220,000, amortization of software of $227,000, internet banking of $166,000, credit card expenses of $114,000, and directors’ expenses of $95,000, in 2020 compared to 2019. The Company recorded an income tax provision of $6,914,000 for the year ended December 31, 2020, compared to $8,509,000 for the year ended December 31, 2019, and $6,620,000 for the year ended December 31, 2018. Basic EPS was $1.62 for 2020 compared to $1.60 and $1.55 for 2019 and 2018, respectively.  Diluted EPS was $1.62 for 2020 compared to $1.59 and $1.54 for 2019 and 2018, respectively.

Return on Average Assets

Our ROA is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2020 was 1.11% compared to 1.36% and 1.35% for the years ended December 31, 2019 and 2018, respectively.  The 2020 decrease in ROA is primarily due to the decrease in net income and an increase in average assets.  Annualized ROA for our peer group was 1.06% at December 31, 2020.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin by focusing on core deposits and managing our cost of funds.  Our net interest margin (fully tax equivalent basis) was 3.87% for the year ended December 31, 2020, compared to 4.51% and 4.44% for the years ended December 31, 2019 and 2018, respectively.  The decrease in 2020 net interest margin compared to 2019, resulted from the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold, the decrease in the effective yield on average investment securities, and the decrease in the yield on the Company’s loan portfolio.  The effective tax equivalent yield on total earning assets decreased 72 basis points, while the cost of total interest-bearing liabilities decrease 15 basis points to 0.19% for the year ended December 31, 2020. Our cost of total deposits in 2020 and 2019 was 0.09% and 0.15%, respectively, compared to 0.09% for the same period in 2018. Our net interest income before provision for credit losses increased $651,000 or 1.02% to $64,423,000 for the year ended 2020 compared to $63,772,000 and $62,703,000 for the years ended 2019 and 2018, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2020 increased $492,000 or 3.70% to $13,797,000 compared to $13,305,000 in 2019 and $10,324,000 in 2018.  The increase resulted primarily from an increase in loan placement fees, and an increase in other income, partially offset by a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and a decrease in FHLB dividends compared to 2019.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $3,278,000 and $1,693,000 at December 31, 2020 and 2019, respectively.  Nonperforming assets totaled 0.30% of gross loans as of December 31, 2020 and 0.18% of gross loans as of December 31, 2019. Nonperforming loans were $3,278,000 and $1,693,000 at December 31, 2020 and 2019, respectively.  The Company had no other real estate owned at December 31, 2020, or December 31, 2019. No foreclosed assets were recorded at December 31, 2020 or December 31, 2019. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.30% as of December 31, 2020 and 0.18% as of December 31, 2019. The allowance for credit losses as a percentage of outstanding loan balance was 1.17% as of December 31, 2020 and 0.97% as of December 31, 2019. The ratio of net recoveries (charge-offs) to average loans was 0.05% as of December 31, 2020 and (0.11)% as of December 31, 2019.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 25.51% during 2020 to $2,004,096,000 as of December 31, 2020 from $1,596,755,000 as of December 31, 2019.  Total gross loans increased 16.85% to $1,102,347,000 as of December 31, 2020, compared to $943,380,000 at December 31, 2019.  Total investment securities increased 50.08% to $717,726,000 as of December 31, 2020 compared to $478,218,000 as of December 31, 2019.  Total deposits increased 29.21% to $1,722,710,000 as of December 31, 2020 compared to $1,333,285,000 as of December 31, 2019.  Our loan to deposit ratio at December 31, 2020 was 63.99% compared to 70.76% at December 31, 2019.  The loan to deposit ratio of our peers was 80.00% at December 31, 2020. Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Capital Adequacy

At December 31, 2020, we had a total capital to risk-weighted assets ratio of 15.58%, a Tier 1 risk-based capital ratio of 14.50%, common equity Tier 1 ratio of 14.10%, and a leverage ratio of 9.28%.  At December 31, 2019, we had a total capital to risk-weighted assets ratio of 15.79%, a Tier 1 risk-based capital ratio of 14.98%, common equity Tier 1 ratio of 14.55%, and a leverage ratio of 11.38%.  At December 31, 2020, on a stand-alone basis, the Bank had a total risk-based capital ratio of 15.48%, a Tier 1 risk based capital ratio of 14.41%, common equity Tier 1 ratio of 14.41%, and a leverage ratio of 9.23%.  At December 31, 2019, the Bank had a total risk-based capital ratio of 15.66%, Tier 1 risk-based capital of 14.85% and a leverage ratio of 11.27%.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of January 1, 2015, bank holding companies with consolidated assets of $1 billion or more ($3 Billion or more effective August 30, 2018) and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of December 31, 2020, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2020.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 64.08% for 2020 compared to 62.77% for 2019 and 61.23% for 2018.  The slight increase in the efficiency ratios in 2020 and 2019 was due to the growth in non-interest expense outpacing the growth in non-interest income. The Company’s net interest income before provision for credit losses plus non-interest income increased 1.48% to $78,220,000 in 2020 compared to $77,077,000 in 2019 and $73,027,000 in 2018, while operating expenses increased 3.44% in 2020, 2.29% in 2019, and 1.49% in 2018.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $235,371,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $788,004,000 or 39.32% of total assets at December 31, 2020 and $530,792,000 or 33.24% of total assets as of December 31, 2019.

RESULTS OF OPERATIONS

Net Income

Net income was $20,347,000 in 2020 compared to $21,443,000 and $21,289,000 in 2019 and 2018, respectively.  Basic earnings per share was $1.62, $1.60, and $1.55 for 2020, 2019, and 2018, respectively.  Diluted earnings per share was $1.62, $1.59, and $1.54 for 2020, 2019, and 2018, respectively.  ROE was 8.85% for 2020 compared to 9.39% for 2019 and 10.07% for 2018.  ROA for 2020 was 1.11% compared to 1.36% for 2019 and 1.35% for 2018.
The decrease in net income for 2020 compared to 2019 was primarily due to an increase in provision for credit losses, a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in loan placement fees, and a decrease in the provision for income taxes. The increase in net income for 2019 compared to 2018 was primarily due to an increase in net interest income and an increase in net realized gains on sales and calls of investment securities, partially offset by an increase in non-interest expense, an increase in the provision for credit losses, and an increase in the provision for income taxes.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$76,924	$246	0.32%	$17,893	$375	2.10%	$24,095	$460	1.91%
Securities
Taxable securities	479,894	11,740	2.45%	438,042	13,197	3.01%	391,549	10,254	2.62%
Non-taxable securities (1)	66,299	2,489	3.75%	38,520	1,639	4.25%	110,962	4,478	4.04%
Total investment securities	546,193	14,229	2.61%	476,562	14,836	3.11%	502,511	14,732	2.93%
Total securities and interest-earning deposits	623,117	14,475	2.32%	494,455	15,211	3.08%	526,606	15,192	2.88%
Loans (2) (3)	1,053,450	52,066	4.94%	928,560	51,464	5.54%	908,419	49,936	5.50%
Total interest-earning assets	1,676,567	$66,541	3.97%	1,423,015	$66,675	4.69%	1,435,025	$65,128	4.54%
Allowance for credit losses	(12,242)			(9,337)			(8,924)
Nonaccrual loans	2,262			2,323			3,709
Cash and due from banks	27,575			25,726			27,199
Bank premises and equipment	7,476			7,983			9,148
Other assets	131,349			124,379			111,253
Total average assets	$1,832,987			$1,574,089			$1,577,410
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$433,742	$341	0.08%	$370,378	$566	0.15%	$383,667	$451	0.12%
Money market accounts	300,603	542	0.18%	270,918	656	0.24%	285,568	419	0.15%
Time certificates of deposit	89,610	582	0.65%	97,136	706	0.73%	111,214	283	0.25%
Total interest-bearing deposits	823,955	1,465	0.18%	738,432	1,928	0.26%	780,449	1,153	0.15%
Other borrowed funds	5,155	130	2.52%	21,943	631	2.88%	12,180	331	2.72%
Total interest-bearing liabilities	829,110	$1,595	0.19%	760,375	$2,559	0.34%	792,629	$1,484	0.19%
Non-interest bearing demand deposits	744,239			557,348			553,305
Other liabilities	29,831			28,014			20,152
Shareholders’ equity	229,807			228,352			211,324
Total average liabilities and shareholders’ equity	$1,832,987			$1,574,089			$1,577,410
Interest income and rate earned on average earning assets		$66,541	3.97%		$66,675	4.69%		$65,128	4.54%
Interest expense and interest cost related to average interest-bearing liabilities		1,595	0.19%		2,559	0.34%		1,484	0.19%
Net interest income and net interest margin (4)		$64,946	3.87%		$64,116	4.51%		$63,644	4.44%
(1)Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $523, $344, and $940 in 2020, 2019, and 2018, respectively.
(2)Loan interest income includes loan fees of $2,234 in 2020, $164 in 2019, and $397 in 2018.
(3)Average loans do not include nonaccrual loans.
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

Changes in Volume/Rate	For the Years Ended December 31, 2020 Compared to 2019			For the Years Ended December 31, 2019 Compared to 2018
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$1,237	$(1,366)	$(129)	$(118)	$34	$(84)
Investment securities:
Taxable	1,260	(2,717)	(1,457)	1,218	1,725	2,943
Non-taxable (1)	1,181	(331)	850	(2,923)	84	(2,839)
Total investment securities	2,441	(3,048)	(607)	(1,705)	1,809	104
Loans	6,921	(6,319)	602	1,107	421	1,528
Total earning assets (1)	10,599	(10,733)	(134)	(716)	2,264	1,548
Interest expense:
Deposits:
Savings, NOW and MMA	167	(506)	(339)	(36)	388	352
Time certificate of deposits	(54)	(70)	(124)	(35)	458	423
Total interest-bearing deposits	113	(576)	(463)	(71)	846	775
Other borrowed funds	(483)	(18)	(501)	265	35	300
Total interest bearing liabilities	(370)	(594)	(964)	194	881	1,075
Net interest income (1)	$10,969	$(10,139)	$830	$(910)	$1,383	$473
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $602,000 or 1.17% in 2020 compared to 2019.  Interest and fee income from loans increased $1,528,000 or 3.06% in 2019 compared to 2018.  The increase in 2020 is primarily attributable to an increase in average total loans outstanding, offset by a decrease in the yield on loans of 60 basis points. The decrease in the loan yield was impacted by the Company’s issuance of low-interest PPP loans.
Average total loans for 2020 increased $124,829,000 to $1,055,712,000 compared to $930,883,000 for 2019 and $912,128,000 for 2018.  The yield on loans for 2020 was 4.94% compared to 5.54% and 5.50% for 2019 and 2018, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $1,321,000 and $989,000 for the years ended December 31, 2020 and 2019, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), decreased $915,000 or 6.15% in 2020 compared to 2019. The yield on average investments decreased 76 basis points to 2.32% for the year ended December 31, 2020 from 3.08% for the year ended December 31, 2019. Average total investments increased $128,662,000 to $623,117,000 in 2020 compared to $494,455,000 in 2019.  In 2019, total investment income on a non tax-equivalent basis increased $616,000 or 4.32% compared to 2018.
Our investment portfolio consists primarily of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2020, we held $299,806,000 or 42.22% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 2.15%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2020 was an unrealized gain of $14,856,000 and is reflected in the Company’s equity.  At December 31, 2020, the effective duration of the investment portfolio was 4.65 years and the market value reflected a pre-tax unrealized gain of $21,091,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2020, 2019, and 2018, no OTTI was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2020, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $72,000,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $66,000,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2020 decreased $313,000 to $66,018,000 compared to $66,331,000 in 2019 and $64,187,000 in 2018, respectively.  The decrease in 2020 was the result of yield changes, decrease in interest rates, and asset mix changes.  The tax-equivalent yield on interest earning assets decreased to 3.97% for the year ended December 31, 2020 from 4.69% for the year ended December 31, 2019.  Average interest earning assets increased to $1,676,567,000 for the year ended December 31, 2020 compared to $1,423,015,000 for the year ended December 31, 2019.  Average interest-earning deposits in other banks increased $59,031,000 in 2020 compared to 2019.  Average yield on these deposits was 0.32% compared to 2.10% on December 31, 2020 and December 31, 2019 respectively.  Average investments and interest-earning deposits increased $128,662,000 but the tax equivalent yield on those assets decreased 76 basis points.  Average total loans increased $124,829,000 and the yield on average loans decreased 60 basis points.
The increase in total interest income for 2019 was the result of yield changes and asset mix changes. The tax-equivalent yield on interest-earning assets increased to 4.69% for the year ended December 31, 2019 from 4.54% for the year ended December 31, 2018.  Average interest-earning assets decrease to $1,423,015,000 for the year ended December 31, 2019 compared to $1,435,025,000 for the year ended December 31, 2018.  Average total loans increased and the yield on average loans increased four basis points.
Interest expense on deposits in 2020 decreased $463,000 or 24.01% to $1,465,000 compared to $1,928,000 in 2019 and increased $312,000 as compared to 2018.  The yield on interest-bearing deposits decreased 8 basis points to 0.18% in 2020 from 0.26% in 2019.  The yield on interest-bearing deposits increased 11 basis points to 0.26% in 2019 from 0.15% in 2018.  Average interest-bearing deposits were $823,955,000 for 2020 compared to $738,432,000 and $780,449,000 for 2019 and 2018, respectively.
Average other borrowings were $5,155,000 with an effective rate of 2.52% for 2020 compared to $21,943,000 with an effective rate of 2.88% for 2019.  In 2018, the average other borrowings were $12,180,000 with an effective rate of 2.72%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 1.84% for 2020, 3.59% for 2019, and 4.04% for 2018.
The cost of all interest-bearing liabilities was 0.19% and 0.34% basis points for 2020 and 2019, respectively, compared to 0.19% for 2018.  The cost of total deposits decreased to 0.09% for the year ended December 31, 2020, compared to 0.15% and 0.09% for the years ended December 31, 2019 and 2018, respectively.  Average demand deposits increased 33.53% to $744,239,000 in 2020 compared to $557,348,000 for 2019 and $553,305,000 for 2018. The ratio of average non-interest demand deposits to average total deposits increased to 47.46% for 2020 compared to 43.01% and 41.48% for 2019 and 2018, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2020 increased $651,000 or 1.02% to $64,423,000 compared to $63,772,000 for 2019 and $62,703,000 for 2018.  The increase in 2020 was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in average interest bearing liabilities. Our net interest margin (NIM) decreased 64 basis points. Yield on interest earning assets decreased 72 basis points.  The decrease in net interest margin in the period-to-period comparison resulted primarily from the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold, the decrease in the effective yield on average investment securities, and the decrease in the yield on the Company’s loan portfolio.  Net interest income before provision for credit losses increased $1,069,000 in 2019 compared to 2018, primarily due to the increase in average earning assets, asset mix changes, and a decrease in average interest bearing liabilities. Average interest-earning assets were $1,676,567,000 for the year ended December 31, 2020 with a NIM of 3.87% compared to $1,423,015,000 with a NIM of 4.51% in 2019, and $1,435,025,000 with a NIM of 4.44% in 2018.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Provision for Credit Losses

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses on loans through charges to earnings, which are presented in the statements of income as the provision for credit losses on loans. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance.
The provision for credit losses on loans is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for credit losses on loans and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The provision for credit losses on loans and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.
The establishment of an adequate credit allowance is based on an allowance model that utilizes qualitative and quantitative factors, historical losses, loan level risk ratings and portfolio management tools.  The Board of Directors has established initial responsibility for the accuracy of credit risk ratings with the individual credit officer and oversight from Credit Administration who ensures the accuracy of the risk ratings. Quarterly, the credit officers must certify the current risk ratings of the loans in their portfolio. Credit Administration reviews the certifications and reports to the Board of Directors Audit Committee. At least annually the loan portfolio, including risk ratings, is reviewed by a third party credit reviewer. Regulatory agencies also review the loan portfolio on a periodic basis. See “Allowance for Credit Losses” for more information on the Company’s Allowance for Loan Loss.
    During the year ended December 31, 2020, the Company recorded a provision for credit losses of $3,275,000 compared to a provision of $1,025,000 and $50,000 for the same periods in 2019 and 2018, respectively. The recorded provisions to the allowance for credit losses are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the years ended December 31, 2020, 2019 and 2018 the Company had net charge-offs (recoveries) totaling $(510,000), $999,000, and $(276,000), respectively. The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.05)%, 0.11% and (0.03)% for 2020, 2019, and 2018, respectively.
Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. The Bank conducts banking operation principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our business, financial performance and results of operations. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and the changes in yields on various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.
We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of December 31, 2020, there were $36.1 million in classified loans of which $1.2 million related to agricultural real estate, $10.4 million to commercial and industrial loans, $7.3 million to real estate owner occupied, $3.3 million to agricultural production, $3.2 million to real estate construction, and $9.6 million to commercial real estate. This compares to $33.8 million in classified loans as of December 31, 2019 of which $7.3 million related to agricultural real estate, $1.6 million to real estate construction, $13.2 million to commercial and industrial, $4.3 million to agricultural production, $1.1 million to commercial real estate, and $4.7 million to real estate owner occupied.
As of December 31, 2020, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $61,148,000 for 2020 compared to $62,747,000 and $62,653,000 for 2019 and 2018, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $13,797,000 in 2020 compared to $13,305,000 and $10,324,000 in 2019 and 2018, respectively. The $492,000 or 3.70% increase in non-interest income in 2020 primarily driven by an increase in loan placement fees, and an increase in other income, partially offset by a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and a decrease in FHLB dividends. The $2,981,000 or 28.87% increase in non-interest income in 2019 resulted primarily from increases in net realized gains on sales and calls of investment securities, loan placement fees, appreciation in cash surrender value of the bank owned life insurance, partially offset by a decrease in service charge income, net gain on the sale of the Company’s credit card portfolio, interchange fees, and Federal Home Loan bank dividends compared to 2018.
Customer service charges decreased $685,000 to $2,071,000 in 2020 compared to $2,756,000 in 2019 and $2,986,000 in 2018.  The decreases in 2020 and 2019 resulted from decreases in our NSF fees and lower analysis service charge income.
During the year ended December 31, 2020, we realized net gains on sales and calls of investment securities of $4,252,000, compared to $5,199,000 in 2019 and $1,314,000 in 2018. The net gains in 2020, 2019, and 2018 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Note 3 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $711,000 in 2020 compared to $728,000 and $695,000 in 2019 and 2018, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.
Interchange fees totaled $1,347,000 in 2020 compared to $1,446,000 and $1,462,000 in 2019 and 2018, respectively.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $1,313,000 in 2020 to $2,291,000 compared to $978,000 in 2019 and $708,000 in 2018.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2020 and 2019, we held FHLB stock totaling $5,595,000 and $6,062,000, respectively.  Dividends in 2020 decreased to $323,000 compared to $455,000 in 2019 and $590,000 in 2018.
Other income increased to $2,802,000 in 2020 compared to $1,743,000 and $2,107,000 in 2019 and 2018, respectively. The increase in other income during the year ended December 31, 2020 resulted from a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds. A net gain of $462,000 on the sale of the Company’s credit card portfolio was recorded during the year ended December 31, 2018.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $1,584,000 or 3.44% to $47,684,000 in 2020 compared to $46,100,000 in 2019, and $45,068,000 in 2018.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 64.08% for 2020 compared to 62.77% for 2019 and 61.23% for 2018. The increase in the efficiency ratio in 2020 and 2019 was due to the growth in non-interest expense outpacing the growth in non-interest income.

Salaries and employee benefits increased $1,949,000 or 7.31% to $28,603,000 in 2020 compared to $26,654,000 in 2019 and $26,221,000 in 2018.  Full time equivalents were 273 for the year ended December 31, 2020 compared to 281 for the year ended December 31, 2019. The increase in salaries and employee benefits in 2020 compared to 2019 was the result of an increase of $2,426,000 in salaries and benefits (of which $525,000 related to the payment of employee incentive compensation), as well as an increase of $185,000 for directors’ and officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split-dollar plans; offset by higher loan origination costs of approximately $913,000 relating to the PPP loans processed during the second quarter of 2020.
For the years ended December 31, 2020, 2019, and 2018, the compensation cost recognized for equity-based compensation was $470,000, $555,000 and $482,000, respectively. As of December 31, 2020, there was $225,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 0.85 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2020 and 2019. Restricted common stock awards of 21,397 and 25,420 shares were awarded in 2020 and 2019, respectively.
Occupancy and equipment expense decreased $813,000 or 14.95% to $4,626,000 in 2020 compared to $5,439,000 in 2019 and $5,972,000 in 2018. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at December 31,2020 and at December 31, 2019. The Company closed two banking offices, one in Rancho Cordova and one in Fair Oaks, and consolidated both branches into a newly opened banking office in Gold River during the second quarter of 2019.
Regulatory assessments were $490,000 in 2020 compared to $251,000 and $619,000 in 2019 and 2018, respectively.  The assessment base for calculating the amount owed is based on the formula of average assets minus average tangible equity. The 2019 lower assessments were the result of the Company receiving its small business bank credit.
Information technology expense decreased $220,000 to $2,391,000 for the year ended December 31, 2020 compared to $2,611,000 and $1,113,000 in 2019 and 2018, respectively. Data processing expenses were $2,046,000 in 2020 compared to $1,557,000 in 2019 and $1,666,000 in 2018. No acquisition and integration expenses related to the Folsom Lake Bank (“FLB”) and Sierra Vista Bank (“SVB”) mergers were recorded in 2020 or 2019, compared to $217,000 in 2018. Professional services increased $1,093,000 in 2020 compared to 2019 due to higher legal expenses and consulting fees.
Amortization of core deposit intangibles was $695,000 for 2020, $695,000 for 2019, and $455,000 for 2018. During 2020, amortization expense related to FLB core deposit intangibles (“CDI”) was $423,000, amortization expense related to SVB CDI was $135,000, and amortization expense related to Visalia Community Bank (“VCB”) CDI was $137,000. During 2019, amortization expense related to FLB CDI was $423,000, amortization expense related to SVB CDI was $135,000, and amortization expense related to VCB CDI was $137,000. During 2018, amortization expense related to FLB CDI was $247,000, amortization expense related to SVB CDI was $72,000, and amortization expense related to VCB CDI was $136,000.
ATM/Debit card expenses decreased $101,000 to $819,000 for the year ended December 31, 2020 compared to $920,000 in 2019 and $739,000 in 2018. Other non-interest expenses decreased $698,000 or 15.91% to $3,688,000 in 2020 compared to $4,386,000 in 2019 and $4,636,000 in 2018.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2020	% Average Assets	Other Expense 2019	% Average Assets	Other Expense 2018	% Average Assets
Stationery/supplies	$228	0.01%	$240	0.02%	$281	0.02%
Amortization of software	123	0.01%	350	0.02%	303	0.02%
Telephone	193	0.01%	342	0.02%	217	0.01%
Alarm	115	0.01%	100	0.01%	101	0.01%
Postage	191	0.01%	218	0.01%	209	0.01%
Armored courier fees	280	0.02%	284	0.02%	274	0.02%
Risk management expense	149	0.01%	232	0.01%	195	0.01%
Donations	152	0.01%	212	0.01%	243	0.02%
Personnel other	161	0.01%	177	0.01%	167	0.01%
Credit card expense	—	—%	114	0.01%	121	0.01%
Education/training	156	0.01%	155	0.01%	172	0.01%
Loan related expenses	58	—%	52	—%	77	—%
General insurance	171	0.01%	165	0.01%	165	0.01%
Travel and mileage expense	127	0.01%	256	0.02%	267	0.02%
Operating losses	142	0.01%	102	0.01%	452	0.03%
Shareholder services	109	0.01%	101	0.01%	129	0.01%
Other	1,333	0.07%	1,286	0.08%	1,263	0.08%
Total other non-interest expense	$3,688	0.20%	$4,386	0.28%	$4,636	0.29%

Provision for Income Taxes

Our effective income tax rate was 25.4% for 2020 compared to 28.4% for 2019 and 23.7% for 2018.  The Company reported an income tax provision of $6,914,000, $8,509,000, and $6,620,000 for the years ended December 31, 2020, 2019, and 2018, respectively.  With the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017, the Company’s federal income tax rate changed from 35% to 21% effective as of the beginning of 2018. The decrease in the 2018 effective tax rate was the result of the change in the federal rate offset by a sizable decrease in tax-exempt interest. As part of the Act for tax years beginning after December 31, 2017, alternative minimum tax credit carryforwards are refundable and are expected to be fully refunded by 2022. As such, they are not dependent on future taxable income to be realized and have been classified as an other receivable.
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
Realization of the Company’s deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and the utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is “more likely than not” that the deferred tax assets will not be realized. The determination of the realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax-planning strategies, and assessments of current and future economic and business conditions.
The Company had the net deferred tax assets of $4.74 million and $8.74 million at December 31, 2020 and 2019, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2020 and 2019 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,004,096,000 as of December 31, 2020, compared to $1,596,755,000 as of December 31, 2019, an increase of 25.51% or $407,341,000.  Total gross loans were $1,102,347,000 as of December 31, 2020, compared to $943,380,000 as of December 31, 2019, an increase of $158,967,000 or 16.85%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 48.80% or $247,232,000 to $753,829,000.  Total deposits increased 29.21% or $389,425,000 to $1,722,710,000 as of December 31, 2020, compared to $1,333,285,000 as of December 31, 2019.  Shareholders’ equity increased $16,893,000 or 7.41% to $245,021,000 as of December 31, 2020, compared to $228,128,000 as of December 31, 2019. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, and an increase in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI), offset by the decrease in common stock as a result of the share repurchase program. Accrued interest payable and other liabilities were $31,210,000 as of December 31, 2020, compared to $30,187,000 as of December 31, 2019, an increase of $1,023,000.

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

Investments

The following table reflects the balances for each category of securities at year end:

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2020	2019	2018
U.S. Government agencies	$651	$14,740	$21,723
Obligations of states and political subdivisions	361,734	89,574	79,886
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	198,125	239,388
Private label mortgage and asset backed securities	82,413	155,308	129,165
Corporate debt securities	30,000	9,000	—
Total Available-for-Sale Securities	$689,001	$466,747	$470,162
Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2020, investment securities with a fair value of $185,053,000, or 26.06% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2020 was 63.99% compared to 70.76% at December 31, 2019.  The loan to deposit ratio of our peers was 80.00% at December 31, 2020.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 48.80% or $247,232,000 to $753,829,000 at December 31, 2020, from $506,597,000 at December 31, 2019.  The market value of the portfolio reflected an unrealized gain of $21,091,000 at December 31, 2020, compared to an unrealized gain of $3,999,000 at December 31, 2019.
    Losses recognized in 2020, 2019, and 2018 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
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
As of December 31, 2020, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2020, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2020 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no OTTI losses recorded during the twelve months ended December 31, 2020, 2019, or 2018.
At December 31, 2020, the Company had a total of 31 Private Label Mortgage and Asset Backed Securities (PLMBS) with a remaining principal balance of $82,413,000 and a net unrealized gain of approximately $1,095,000.  Seven of these PLMBS with a remaining principal balance of $812,000 had credit ratings below investment grade.  The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. No credit related OTTI charges related to PLMBS were recorded during the years ended December 31, 2020 or December 31, 2019.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2020 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Government agencies	$—	—	$—	—	$—	—	$651	4.25%	$651	4.25%
Obligations of states and political subdivisions (2)	298	—	3,254	—	18,330	3.68%	339,852	3.86%	361,734	3.81%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	54	5.85%	7,062	1.68%	207,087	2.16%	214,203	2.15%
Private label residential mortgage and asset backed securities	47	4.75%	7,683	3.99%	8,932	0.86%	65,751	2.54%	82,413	2.50%
Corporate debt securities	—	—	—	—	30,000	5.10%	—	—	30,000	5.10%
	$345	0.65%	$10,991	2.82%	$64,324	3.73%	$613,341	3.15%	$689,001	3.20%
(1)Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.
(2)Not computed on a tax equivalent basis.

Loans

Total gross loans increased $158,967,000 or 16.85% to $1,102,347,000 as of December 31, 2020, compared to $943,380,000 as of December 31, 2019.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2020, 2019, 2018, 2017, and 2016.

	2020		2019		2018		2017		2016
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$273,994	24.9%	$102,541	10.9%	$101,533	11.1%	$100,856	11.2%	$88,652	11.7%
Agricultural production	21,971	2.0%	23,159	2.6%	7,998	0.9%	14,956	1.7%	25,509	3.4%
Total commercial	295,965	26.9%	125,700	13.5%	109,531	12.0%	115,812	12.9%	114,161	15.1%
Real estate:
Owner occupied	208,843	18.9%	197,946	21.0%	183,169	19.9%	204,452	22.7%	191,665	25.3%
Real estate-construction and other land loans	55,419	5.0%	73,718	7.8%	101,606	11.1%	96,460	10.7%	69,200	9.1%
Commercial real estate	338,886	30.7%	329,333	34.9%	305,118	33.2%	269,254	29.9%	184,225	24.3%
Agricultural real estate	84,258	7.6%	76,304	8.1%	76,884	8.4%	76,081	8.4%	86,761	11.5%
Other real estate	28,718	2.6%	31,241	3.3%	32,799	3.6%	31,220	3.5%	18,945	2.7%
Total real estate	716,124	64.8%	708,542	75.1%	699,576	76.2%	677,467	75.2%	550,796	72.9%
Consumer:
Equity loans and lines of credit	55,634	5.0%	64,841	6.9%	69,958	7.6%	76,404	8.5%	64,494	8.5%
Consumer and installment	37,236	3.3%	42,782	4.5%	38,038	4.2%	29,637	3.4%	25,910	3.5%
Total consumer	92,870	8.3%	107,623	11.4%	107,996	11.8%	106,041	11.9%	90,404	12.0%
Deferred loan fees, net	(2,612)		1,515		1,592		1,359		1,267
Total gross loans (1)	1,102,347	100.0%	943,380	100.0%	918,695	100.0%	900,679	100.0%	756,628	100.0%
Allowance for credit losses	(12,915)		(9,130)		(9,104)		(8,778)		(9,326)
Total loans (1)	$1,089,432		$934,250		$909,591		$891,901		$747,302

(1) Includes nonaccrual loans of:	$3,278		$1,693		$2,740		$2,875		$2,180

At December 31, 2020, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $127,186,000, of which $2,529,000 were commercial loans, $110,616,000 were real estate loans, and $14,041,000 were consumer loans, and at December 31, 2019, the acquired loans had a balance of $152,735,000, of which $4,009,000 were commercial loans, $130,656,000 were real estate loans, and $18,070,000 were consumer loans.
At December 31, 2020, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.7% of total loans of which 26.9% were commercial and 69.8% were real-estate-related.  This level of concentration is consistent with 95.5% at December 31, 2019.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the years ended December 31, 2020 and 2019.
We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth was the issuance of PPP loans. As of December 31, 2020, gross loans included $192,916,000 in PPP loans which are fully guaranteed by the SBA.
The Board of Directors review and approve concentration limits and exceptions to limitations of concentration are reported to the Board of Directors at least quarterly.

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2020.

(In thousands) (net of deferred costs)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$243,230	$29,128	$23,607	$295,965
Real estate construction and other land loans	12,717	9,431	33,271	55,419
Other real estate	85,485	126,413	448,806	660,704
Consumer and installment	6,319	14,256	72,296	92,871
	$347,751	$179,228	$577,980	$1,104,959
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$64,324	$119,241	$103,716	$287,281
Loans with floating interest rates (1)	283,427	59,987	474,264	817,678
	$347,751	$179,228	$577,980	$1,104,959

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$46,111	$43,401	$370,460	$459,972
Nonperforming Assets

Nonperforming assets consist of nonperforming loans, other real estate owned (OREO), and repossessed assets. Nonperforming loans are those loans which have (i) been placed on nonaccrual status; (ii) been classified as doubtful under our asset classification system; or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or otherwise placed on nonaccrual status. A loan is classified as nonaccrual when 1) it is maintained on a cost recovery method because of deterioration in the financial condition of the borrower; 2) payment in full of principal or interest under the original contractual terms is not expected; or 3) principal or interest has been in default for a period of 90 days or more unless the loan is both well secured and in the process of collection. We measure all loans placed on nonaccrual status for impairment based on the fair value of the underlying collateral or the net present value of the expected cash flows.
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
At December 31, 2020, total nonperforming assets totaled $3,278,000, or 0.16% of total assets, compared to $1,693,000, or 0.11% of total assets at December 31, 2019.  Nonperforming assets totaled 0.30% of gross loans as of December 31, 2020 and 0.18% of gross loans as of December 31, 2019. Total nonperforming assets at December 31, 2020, included nonaccrual loans totaling $3,278,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2019 consisted of $1,693,000 in nonaccrual loans, no OREO, and no repossessed assets. At December 31, 2020, we had no loan considered a troubled debt restructuring (“TDR”) included in nonaccrual loans compared to one TDR totaling $322,000 at December 31, 2019. See Note 4 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2020, 2019, 2018, 2017, and 2016 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2020 and 2019.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2020, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual Loans:
Commercial and industrial	$752	$187	$298	$356	$447
Owner occupied real estate	370	416	215	—	87
Real estate construction and other land loans	1,556	—	1,439	1,397	—
Agricultural real estate	—	321	—	—	—
Commercial real estate	512	381	418	976	1,082
Equity loans and line of credit	—	66	320	87	526
Consumer and installment	88	—	—	—	18
Restructured loans (non-accruing):
Owner occupied	—	—	—	—	20
Equity loans and line of credit	—	322	50	59	—
Total nonaccrual	3,278	1,693	2,740	2,875	2,180
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$3,278	$1,693	$2,740	$2,875	$2,180

Interest foregone	$177	$85	$267	$210	$245
Nonperforming loans to total loans	0.30%	0.18%	0.30%	0.32%	0.29%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Accruing troubled debt restructurings	$7,908	$2,040	$3,170	$3,491	$3,089
Ratio of nonperforming loans to allowance for credit losses	25.38%	18.54%	30.10%	32.75%	23.38%
Loans considered to be impaired	$11,186	$3,734	$5,909	$6,366	$5,269
Related allowance for credit losses on impaired loans	$631	$40	$90	$36	$307

As of December 31, 2020 and 2019, we had impaired loans totaling $11,186,000 and $3,734,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated periodically, but generally no less than annually to determine the fair value of the collateral, and we record an immediate charge-off for the difference between the book value of the loan and the net realizable value, which is generally defined as appraised value less costs to dispose of the collateral.  We perform quarterly internal reviews on all criticized and classified loans.
We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive the full amount of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $177,000 for the year ended December 31, 2020 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $85,000 for the year ended December 31, 2019 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $267,000 for the year ended December 31, 2018, of which $4,000 was attributable to troubled debt restructurings.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2020.

(In thousands)	Balances December 31, 2019	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge-Offs	Balances December 31, 2020
Non-accrual loans:
Commercial and industrial	$187	$798	$(69)	$—	$(164)	$—	$752
Real estate	797	532	(447)	—	—	—	882
Real estate construction and other land loans	—	1,769	(213)	—	—	—	1,556
Agricultural real estate	321	—	(321)	—	—	—	—
Equity loans and lines of credit	66	—	(24)	—	(42)	—	—
Consumer	—	95	(7)	—	—	—	88
Restructured loans (non-accruing):
Equity loans and lines of credit	322	—	(322)	—	—	—	—
Total non-accrual	$1,693	$3,194	$(1,403)	$—	$(206)	$—	$3,278

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2020, 2019, and 2018, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2020, 2019, and 2018, which is included in other assets on the consolidated balance sheets.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management including, but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 48 quarters, and qualitative and quantitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 48 quarters was an appropriate look-back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look-back period.
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
Management adheres to an internal review system and loss allowance methodology designed to provide for timely recognition of problem assets and adequate valuation allowances to cover probable incurred losses.  The Bank’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories.  The Bank uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  In general, all credit facilities exceeding 90 days of delinquency require classification and are placed on nonaccrual.
The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2020	2019	2018	2017	2016
Loans outstanding at December 31,	$1,104,959	$941,865	$917,103	$899,320	$755,361
Average loans outstanding during the year	$1,055,712	$930,883	$912,128	$793,343	$646,573
Allowance for credit losses:
Balance at beginning of year	$9,130	$9,104	$8,778	$9,326	$9,610
Deduct loans charged off:
Commercial and industrial	(121)	(1,032)	(94)	(197)	(621)
Agricultural production	—	—	—	(10)	—
Owner occupied	—	—	—	(22)	—
Consumer loans	(108)	(164)	(116)	(235)	(262)
Total loans charged off	(229)	(1,196)	(210)	(464)	(883)
Add recoveries of loans previously charged off:
Commercial and industrial	612	134	207	850	3,656
Agricultural production	—	—	—	10	1,631
Owner occupied	—	—	21	49	—
Real estate construction and other land loans	—	—	—	—	702
Commercial real estate	—	—	81	17	283
Consumer loans	127	63	177	140	177
Total recoveries	739	197	486	1,066	6,449
Net (charge-offs) recoveries	510	(999)	276	602	5,566
Provision (reversal) charged to credit losses	3,275	1,025	50	(1,150)	(5,850)
Balance at end of year	$12,915	$9,130	$9,104	$8,778	$9,326
Allowance for credit losses as a percentage of outstanding loan balance	1.17%	0.97%	0.99%	0.98%	1.23%
Net recoveries (charge-offs) to average loans outstanding	0.05%	(0.11)%	0.03%	0.08%	0.86%

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

The allocation of the allowance for credit losses is set forth below:

	2020		2019		2018		2017		2016
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,764	24.9%	$1,115	10.9%	$1,604	11.1%	$1,784	11.2%	$1,884	11.7%
Agricultural production	255	2.0%	313	2.6%	67	0.9%	287	1.7%	296	3.4%
Real estate:
Owner occupied	2,128	18.9%	1,319	21.0%	1,131	19.9%	1,252	22.7%	1,408	25.3%
Real estate construction and other land loans	1,204	5.0%	932	7.8%	1,271	11.1%	1,004	10.7%	698	9.1%
Commercial real estate	4,781	30.7%	3,453	34.9%	3,017	33.2%	1,958	29.9%	1,969	24.3%
Agricultural real estate	838	7.6%	925	8.1%	947	8.4%	1,441	8.4%	1,969	11.5%
Other real estate	223	2.6%	140	3.3%	173	3.6%	140	3.5%	156	2.7%
Consumer:
Equity loans and lines of credit	457	5.0%	425	6.9%	419	7.6%	464	8.5%	483	8.5%
Consumer and installment	634	3.3%	472	4.5%	407	4.2%	361	3.4%	369	3.5%
Unallocated reserves	631		36		68		87		94
Total allowance for credit losses	$12,915	100.0%	$9,130	100.0%	$9,104	100.0%	$8,778	100.0%	$9,326	100.0%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all probable loan charge-offs that exist in the portfolio at that time. We assign qualitative and quantitative factors (Q factors) to each loan category. Q factors include reserves held for the effects of lending policies, experience, economic trends, and portfolio trends along with other dynamics which may cause additional stress to the portfolio.
As of December 31, 2020, the allowance for credit losses (ALLL) was $12,915,000, compared to $9,130,000 at December 31, 2019, a net increase of $3,785,000.  The net increase in the ALLL reflected the provisioning and net recoveries during the year ended December 31, 2020 which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net recoveries totaled $510,000 while the provision for credit losses was $3,275,000 for the year ended December 31, 2020. The Company’s provision for credit losses during the year ended December 31, 2020 is primarily due to an increase in qualitative factors related to the economic uncertainties caused by the COVID-19 pandemic. The balance of classified loans and loans graded special mention, totaled $36,136,000 and $36,406,000 at December 31, 2020 and $33,838,000 and $28,183,000 at December 31, 2019, respectively.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $326,179,000 as of December 31, 2020, compared to $291,182,000 as of December 31, 2019. At December 31, 2020 and 2019, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
    The ALLL as a percentage of total loans was 1.17% at December 31, 2020, and 0.97% at December 31, 2019. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $127,186,000 at December 31, 2020 and $152,735,000 at December 31, 2019. Excluding these acquired loans from the calculation, the ALLL to total gross loans was 1.32% and 1.15% as of December 31, 2020 and 2019, respectively, and general reserves associated with non-impaired loans to total non-impaired loans was 1.59% and 1.16%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.
    The Company’s loan portfolio balances in 2020 increased from 2019 through organic growth and through participation in the PPP loan program.  The PPP loans held in the loan portfolio are backed by the SBA at 100%; thus, no allowance is required. Management believes that the change in the allowance for credit losses to total loans ratios is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative and quantitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2020.
Non-performing loans totaled $3,278,000 as of December 31, 2020, and $1,693,000 as of December 31, 2019.  Nonperforming loans as a percentage of total loans were 0.30% at December 31, 2020 compared to 0.18% at December 31, 2019.  The Company had no other real estate owned at December 31, 2020, December 31, 2019, and December 31, 2018. No foreclosed assets were recorded at December 31, 2020, December 31, 2019, and December 31, 2018. The allowance for credit losses as a percentage of nonperforming loans was 393.99% and 539.28% as of December 31, 2020 and December 31, 2019, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2020 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

    Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2020 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of FLB, SVB, VCB, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
During March 2020, the COVID-19 pandemic emerged and began impacting the state and local economies in our market due to local shelter-in-place orders and restrictions on businesses which caused many nonessential businesses to close and workers to be temporarily unemployed. Goodwill is assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. Management considered the COVID-19 related economic downturn to be such a triggering event and therefore performed qualitative assessments at the end of the first and second quarters of 2020. Based upon this assessment, it was determined that it was more likely than not that the fair value of the Company was more than its carrying value and therefore no quantitative impairment test was required. Given the continued economic impact of the pandemic, management determined it appropriate to perform a quantitative test as of September 30, 2020. Management engaged a third party valuation specialist to assist with the performance of the quantitative goodwill impairment test in the third quarter of 2020. The third party specialist estimated the fair value of the reporting unit by weighting results from various market approaches and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill that were employed included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value as of September 30, 2020. Therefore, there was no impairment of goodwill recorded during the nine months ended September 30, 2020. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. With the economic risks and uncertainties associated with the COVID-19 pandemic continuing during the fourth quarter of 2020, management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment as of December 31, 2020.
    The intangible assets at December 31, 2020 represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of FLB of $1,879,000, the 2016 acquisition of SVB of $508,000 and the 2013 acquisition of VCB of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2020 was $1,183,000, net of $2,569,000 in accumulated amortization expense.  The carrying value at December 31, 2019 was $1,878,000, net of $1,874,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2020 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2020 which would necessitate further analysis. Amortization expense recognized was $695,000 for 2020, $695,000 for 2019 and $455,000 for 2018.
    The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2021	$662
2022	455
2023	66
Thereafter	—
Total	$1,183

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
Total deposits increased $389,425,000 or 29.21% to $1,722,710,000 as of December 31, 2020, compared to $1,333,285,000 as of December 31, 2019.  Interest-bearing deposits increased $159,163,000 or 21.55% to $897,821,000 as of December 31, 2020, compared to $738,658,000 as of December 31, 2019.  Non-interest bearing deposits increased $230,262,000 or 38.72% to $824,889,000 as of December 31, 2020, compared to $594,627,000 as of December 31, 2019.  The Company’s deposit balances for the year ended December 31, 2020 increased through organic growth and PPP loan proceeds retained in customer deposit accounts. Average non-interest bearing deposits to average total deposits was 47.46% for the year ended December 31, 2020 compared to 43.01% for the same period in 2019. Based on FDIC deposit market share information published as of June 2020, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.40% in 2020 compared to 3.31% in 2019. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2020 and 2019.
The composition of the deposits and average interest rates paid at December 31, 2020 and December 31, 2019 is summarized in the table below.

(Dollars in thousands)	December 31, 2020	% of Total Deposits	Effective Rate	December 31, 2019	% of Total Deposits	Effective Rate
NOW accounts	$310,697	18.0%	0.11%	$266,048	20.0%	0.21%
MMA accounts	341,088	19.8%	0.18%	266,609	20.0%	0.24%
Time deposits	89,846	5.2%	0.65%	93,730	7.0%	0.73%
Savings deposits	156,190	9.1%	0.02%	112,271	8.4%	0.02%
Total interest-bearing	897,821	52.1%	0.18%	738,658	55.4%	0.26%
Non-interest bearing	824,889	47.9%		594,627	44.6%
Total deposits	$1,722,710	100.0%		$1,333,285	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2020, 2019, and 2018.

	2020		2019		2018
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$433,742	0.08%	$370,378	0.15%	$383,667	0.12%
Money market accounts	$300,603	0.18%	$270,918	0.24%	$285,568	0.15%
Non-interest bearing demand	$744,239	—	$557,348	—	$553,305	—
Total deposits	$1,568,194	0.09%	$1,295,780	0.15%	$1,333,754	0.09%
The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2020.

(In thousands)
Three months or less	$28,113
Over 3 through 6 months	10,542
Over 6 through 12 months	15,756
Over 12 months	8,385
$62,796

As of December 31, 2020 and 2019, the Company had no short-term or long-term Federal Home Loan Bank (FHLB) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 and $70,000,000 at December 31, 2020 and 2019, respectively, at interest rates which vary with market conditions. As of December 31, 2020 and 2019, the Company had no overnight borrowings outstanding under these credit facilities.

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
Our shareholders’ equity was $245,021,000 as of December 31, 2020, compared to $228,128,000 as of December 31, 2019.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $20,347,000, the exercise of stock options in the amount of $279,000, the effect of share-based compensation expense of $470,000, stock issued under our employee stock purchase plan of $199,000, and an increase in accumulated other comprehensive income (AOCI) of $12,039,000, partially offset by the payment of common stock cash dividends of $5,530,000 and the repurchase and retirement of common stock of $11,052,000.
During 2020, the Bank declared and paid cash dividends to the Company in the amount of $15,622,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,530,000 or $0.44 per common share cash dividend to shareholders of record during the year ended December 31, 2020. During the year ended December 31, 2020, the Company repurchased and retired common stock in the amount of $11,052,000.
During 2019, the Bank declared and paid cash dividends to the Company in the amount of $20,100,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,805,000 or $0.43 per common share cash dividend to shareholders of record during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repurchased and retired common stock in the amount of $15,619,000.
During 2018 the Bank declared and paid cash dividends to the Company in the amount of $2,850,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $4,270,000 or $0.31 per common share cash dividend to shareholders of record during the year ended December 31, 2018. During the year ended December 31, 2018, the Company repurchased and retired common stock in the amount of $894,000.
The following table sets forth certain financial ratios for the years ended December 31, 2020, 2019, and 2018.

	2020	2019	2018
Net income:
To average assets	1.11%	1.36%	1.35%
To average shareholders’ equity	8.85%	9.39%	10.07%
Dividends declared per share to net income per share	26.99%	26.22%	20.00%
Average shareholders’ equity to average assets	12.54%	14.51%	13.40%
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
The following table presents the Company’s regulatory capital ratios as of December 31, 2020 and December 31, 2019.

(Dollars in thousands)	Actual Ratio
December 31, 2020	Amount	Ratio
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%

December 31, 2019
Tier 1 Leverage Ratio	$172,945	11.38%
Common Equity Tier 1 Ratio (CET 1)	$167,945	14.55%
Tier 1 Risk-Based Capital Ratio	$172,945	14.98%
Total Risk-Based Capital Ratio	$182,325	15.79%
The following table presents the Bank’s regulatory capital ratios as of December 31, 2020 and December 31, 2019

	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2020	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%	$96,065	5.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%	$79,945	6.50%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%	$98,394	8.00%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%	$122,992	10.00%

December 31, 2019
Tier 1 Leverage Ratio	$171,332	11.27%	$60,810	4.00%	$76,012	5.00%
Common Equity Tier 1 Ratio (CET 1)	$171,332	14.85%	$51,930	7.00%	$75,010	6.50%
Tier 1 Risk-Based Capital Ratio	$171,332	14.85%	$69,240	8.50%	$92,320	8.00%
Total Risk-Based Capital Ratio	$180,712	15.66%	$92,320	10.50%	$115,400	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2020, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three-month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2020, the rate was 1.84%.  Interest expense recognized by the Company for the years ended December 31, 2020, 2019, and 2018 was $130,000, $210,000 and $199,000, respectively.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2020, the Company had unpledged securities totaling $532,673,000 available as a secondary source of liquidity and total cash and cash equivalents of $70,278,000.  Cash and cash equivalents at December 31, 2020 increased 33.67% compared to December 31, 2019.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.
To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2020, our available borrowing capacity includes approximately $110,000,000 in Federal funds lines with our correspondent banks and $235,371,000 in unused FHLB advances.  At December 31, 2020, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2020 and 2019:

Credit Lines (In thousands)	December 31, 2020	December 31, 2019
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$110,000	$70,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$235,371	$304,987
Balance outstanding	$—	$—
Collateral pledged	$435,152	$446,742
Fair value of collateral	$379,831	$410,788
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$13,323	$4,931
Balance outstanding	$—	$—
Collateral pledged	$13,538	$5,065
Fair value of collateral	$13,703	$5,036

The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by state and federal regulations.

OFF-BALANCE SHEET ITEMS

In the normal course of business, the Company is a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The balance of commitments to extend credit on undisbursed construction and other loans and letters of credit was $326,179,000 as of December 31, 2020 compared to $291,182,000 as of December 31, 2019.  For a more detailed discussion of these financial instruments, see Note 12 to the audited Consolidated Financial Statements in this Annual Report.

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity at December 31, 2020, are as follows:

(In thousands)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
Deposits	$1,709,300	$11,071	$1,453	$886	$1,722,710
Subordinated Notes	—	—	—	5,155	5,155
Operating leases	1,753	3,564	2,406	1,944	9,667
Total	$1,711,053	$14,635	$3,859	$7,985	$1,737,532

Deposits represent both non-interest bearing and interest bearing deposits. Interest bearing deposits include interest bearing transaction accounts, money market and savings deposits and certificates of deposit. Deposits with indeterminate maturities, such as demand, savings and money market accounts are reflected as obligations due in less than one year.
Subordinated notes issued to a capital trust which was formed solely for the purpose of issuing trust preferred securities. These subordinated notes were acquired as a part of the merger with Service 1st. All of these securities are variable rate instruments. The trust preferred securities mature on October 7, 2036, and are redeemable quarterly at the Company’s option. See “Capital Resources.”
In the ordinary course of business, the Company is party to various operating leases.  For operating leases, the dollar balances reflected in the table above are categorized by the due date of the lease payments. Operating leases represent the total minimum lease payments under non-cancelable operating leases. see Note 9 - Leases in the financial statements included in this Form 10‑K.

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

Allowance for Credit Losses

Our allowance for credit losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for credit losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risks. The allowance is only an estimate of the inherent loss in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. Our accounting for estimated loan losses is discussed and disclosed primarily in Note 1 and 4 to the consolidated financial statements under the heading “Allowance for Credit Losses”.

Goodwill

For acquisitions, we are required to record the assets acquired, including identified intangible assets such as goodwill, and the liabilities assumed at their fair value. The carrying value of goodwill recorded must be reviewed for impairment at the reporting unit level, on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. Management has determined that the Company has one reporting unit. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill. The determination of fair values is based on valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors. Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financial statements as a whole and our banking subsidiary in which the goodwill resides. The Company performs its annual evaluation of goodwill impairment in the third quarter of each year and may elect to perform a quantitative impairment analysis or first conduct a qualitative analysis to determine if a quantitative analysis is necessary. Additionally, the Company evaluates goodwill impairment on an interim basis if events or changes in circumstances between annual tests indicate additional testing may be warranted to determine if goodwill might be impaired.
A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate could adversely affect our operations. In the third quarter 2020, the Company engaged a third party valuation specialist to assist with the performance of the quantitative goodwill impairment test in response to continued macroeconomic deterioration and the ongoing impacts to the banking industry and markets in which the Company operates. The third party specialist estimated the fair value of the reporting unit by weighting results from various market approaches and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill that were employed included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value.
As of December 31, 2020, based on our qualitative assessment, it was determined that it was more likely than not that the fair value of the reporting unit exceeded its carrying amount, including goodwill.

See Note 6 “Goodwill and Intangible Assets” in the financial statements in this Form 10‑K for further discussion.

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
At December 31, 2020, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2020, 74.00% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  Several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2020, 86.06% of our time deposits mature within one year or less.
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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2020. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2020 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2020, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2020	% Change from Rates at December 31, 2020
Up 400 bps	$59,700	$(3,100)	(4.94)%
Up 300 bps	62,300	(500)	(0.80)%
Up 200 bps	63,000	200	0.32%
Up 100 bps	63,100	300	0.48%
Unchanged	62,800	—	—
Down 100 bps	61,200	(1,600)	(2.55)%
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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily, and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$817,678	74.00%	$646,070	68.59%
Fixed rate	287,281	26.00%	295,793	31.41%
Total gross loans	$1,104,959	100.00%	$941,863	100.00%
Approximately 74.00% of our loan portfolio is tied to adjustable rate indices and 32.79% of our loan portfolio reprices within 90 days.  As of December 31, 2020, we had 1,702 commercial and real estate loans totaling $527,265,000 with floors ranging from 3.25% to 6.75% and ceilings ranging from 5.00% to 25.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$455,859	41.26%	$313,922	33.33%
1-3 Years	233,153	21.10%	224,591	23.85%
3-5 Years	274,800	24.87%	275,342	29.23%
> 5 Years	141,147	12.77%	128,008	13.59%
Total gross loans	$1,104,959	100.00%	$941,863	100.00%
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

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Central Valley Community Bancorp and Subsidiary
Fresno, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

    We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

    These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

    The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Qualitative Factors and General Reserve Allocation

As described in Notes 1 – Summary of Significant Accounting Policies and 4 – Loans and Allowance for Credit Losses to the consolidated financial statements, the allowance for credit losses is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio. At December 31, 2020, the allowance for credit losses was $12.9 million, which consists of two primary components, $0.6 million of specific reserves related to impaired loans and $12.3 million of general reserves for probable incurred losses related to loans that are not impaired. The determination of the allowance for credit losses involves significant assumptions which require a high degree of judgment relating to the Company’s loan portfolio and the evaluation of the general economic conditions and other qualitative factors, and how those assumptions impact the probable incurred losses within the loan portfolio. Changes in these assumptions could have a material effect on the Company’s financial results. The qualitative factors for the general reserve allocation include consideration of economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Auditing management’s determination of the qualitative factor component within the general reserve allocation was identified as a critical audit matter because of the significant auditor judgments needed to evaluate the significant subjective and complex judgments made by management.

The primary procedures we performed to address this critical audit matter included:

•Evaluation of the completeness and accuracy of data inputs used as a basis for the adjustments relating to qualitative general reserve factors.
•Evaluation of the reasonableness of management’s judgments related to the data and assumptions used in the determination of qualitative factors.
•Analytically evaluating the qualitative factors year over year for directional consistency and testing for reasonableness.
•Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.
•Analytical evaluation of the overall adequacy of the allowance for credit losses, including the qualitative factors.

Goodwill Impairment Evaluation

As described in Note 1 – Summary of Significant Accounting Policies and Note 6 – Goodwill and Intangible Assets to the consolidated financial statements, the Company’s goodwill balance was $53.8 million at December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is assessed for impairment in the third quarter of each year, or on an interim basis if there are conditions that could more likely than not reduce the fair value of the Company below its carrying value. The Company engaged a third party valuation specialist to assist in performing a quantitative goodwill impairment test. The estimated fair value of the reporting unit was calculated by weighting results from various market approaches and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill that were employed included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the Company’s industry. The calculation to test for goodwill impairment involves significant estimates and subjective assumptions, which require a high degree of management judgment.

Auditing the quantitative goodwill impairment test was identified as a critical audit matter as the audit procedures used to evaluate the methodologies and assumptions used involved a high degree of auditor judgment and the level of complexity required the use of more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•Testing the completeness and accuracy of data inputs used in, and the mathematical accuracy of, the valuation analysis.
•Utilization of Crowe LLP employed valuation specialists to assist in the evaluation of the appropriateness of the methodologies and assumptions utilized in management’s valuation, including the reasonableness of significant assumptions, weighting allocation and the reasonableness of the overall fair value.
•Evaluating the sensitivity of the fair value based on various forecasted scenarios.
•Evaluating the knowledge, skill and ability of the Company’s specialist related to the analysis performed.

/s/ Crowe LLP

We have served as the Company’s auditor since 2011.

Sacramento, California
March 10, 2021

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019

(In thousands, except share amounts)	2020	2019
ASSETS
Cash and due from banks	$34,175	$24,195
Interest-earning deposits in other banks	36,103	28,379
Total cash and cash equivalents	70,278	52,574
Available-for-sale debt securities	710,092	470,746
Equity securities	7,634	7,472
Loans, less allowance for credit losses of $12,915 at December 31, 2020 and $9,130 at December 31, 2019	1,089,432	934,250
Bank premises and equipment, net	8,228	7,618
Bank owned life insurance	28,713	30,230
Federal Home Loan Bank stock	5,595	6,062
Goodwill	53,777	53,777
Core deposit intangibles	1,183	1,878
Accrued interest receivable and other assets	29,164	32,148
Total assets	$2,004,096	$1,596,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$824,889	$594,627
Interest bearing	897,821	738,658
Total deposits	1,722,710	1,333,285
Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	31,210	30,187
Total liabilities	1,759,075	1,368,627
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,509,848 at December 31, 2020 and 13,052,407 at December 31, 2019	79,416	89,379
Retained earnings	150,749	135,932
Accumulated other comprehensive income, net of tax	14,856	2,817
Total shareholders’ equity	245,021	228,128
Total liabilities and shareholders’ equity	$2,004,096	$1,596,755
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2020, 2019, and 2018

(In thousands, except per share amounts)	2020	2019	2018
Interest income:
Interest and fees on loans	$52,066	$51,464	$49,936
Interest on deposits in other banks	246	375	459
Interest and dividends on investment securities:
Taxable	11,740	13,197	10,254
Exempt from Federal income taxes	1,966	1,295	3,538
Total interest income	66,018	66,331	64,187
Interest expense:
Interest on deposits	1,465	1,928	1,153
Interest on junior subordinated deferrable interest debentures	130	210	199
Other	—	421	132
Total interest expense	1,595	2,559	1,484
Net interest income before provision for credit losses	64,423	63,772	62,703
Provision for credit losses	3,275	1,025	50
Net interest income after provision for credit losses	61,148	62,747	62,653
Non-interest income:
Service charges	2,071	2,756	2,986
Appreciation in cash surrender value of bank owned life insurance	711	728	695
Interchange fees	1,347	1,446	1,462
Loan placement fees	2,291	978	708
Net realized gain on sale of credit card portfolio	—	—	462
Net realized gains on sales and calls of investment securities	4,252	5,199	1,314
Federal Home Loan Bank dividends	323	455	590
Other income	2,802	1,743	2,107
Total non-interest income	13,797	13,305	10,324
Non-interest expenses:
Salaries and employee benefits	28,603	26,654	26,221
Occupancy and equipment	4,626	5,439	5,972
Regulatory assessments	490	251	619
Data processing expense	2,046	1,557	1,666
Professional services	2,398	1,305	1,475
ATM/Debit card expenses	819	920	739
Information technology	2,391	2,611	1,113
Directors’ expenses	615	710	465
Advertising	663	756	758
Internet banking expenses	650	816	732
Acquisition and integration expenses	—	—	217
Amortization of core deposit intangibles	695	695	455
Other expense	3,688	4,386	4,636
Total non-interest expenses	47,684	46,100	45,068
Income before provision for income taxes	27,261	29,952	27,909
Provision for income taxes	6,914	8,509	6,620
Net income	$20,347	$21,443	$21,289

Basic earnings per common share	$1.62	$1.60	$1.55
Diluted earnings per common share	$1.62	$1.59	$1.54
Cash dividends per common share	$0.44	$0.43	$0.31
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)	2020	2019	2018
Net income	$20,347	$21,443	$21,289
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	21,344	15,455	(9,159)
Less: reclassification for net (gains) losses included in net income	(4,252)	(5,199)	(1,314)
Other comprehensive income (loss), before tax	17,092	10,256	(10,473)
Tax (expense) benefit related to items of other comprehensive income	(5,053)	(3,032)	3,096
Total other comprehensive income (loss)	12,039	7,224	(7,377)
Comprehensive income	$32,386	$28,667	$13,912
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2020, 2019, and 2018

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2018	13,696,722	$103,314	$103,275	$2,970	$209,559
Net income	—	—	21,289	—	21,289
Other comprehensive loss	—	—	—	(7,377)	(7,377)
Restricted stock granted net of forfeitures	20,494	—	—	—	—
Cash dividend ($0.31 per common share)	—	—	(4,270)	—	(4,270)
Stock issued under employee stock purchase plan	11,581	211	—	—	211
Stock-based compensation expense	—	482	—	—	482
Repurchase and retirement of common stock	(47,862)	(894)	—	—	(894)
Stock options exercised	74,030	738	—	—	738
Balance, December 31, 2018	13,754,965	103,851	120,294	(4,407)	219,738
Net income	—	—	21,443	—	21,443
Other comprehensive income	—	—	—	7,224	7,224
Stock issued under employee stock purchase plan	12,286	216	—	—	216
Restricted stock granted net of forfeitures	16,495	—	—	—	—
Stock awarded to employees	5,295	100	—	—	100
Stock-based compensation expense	—	555	—	—	555
Cash dividend ($0.43 per common share)	—	—	(5,805)	—	(5,805)
Repurchase and retirement of common stock	(768,754)	(15,619)	—	—	(15,619)
Stock options exercised	32,120	276	—	—	276
Balance, December 31, 2019	13,052,407	89,379	135,932	2,817	228,128
Net income	—	—	20,347	—	20,347
Other comprehensive income	—	—	—	12,039	12,039
Restricted stock granted, net of forfeitures	13,008	—	—	—	—
Stock issued under employee stock purchase plan	15,764	199	—	—	199
Stock awarded to employees	6,548	141	—	—	141
Stock-based compensation expense	—	470	—	—	470
Cash dividend ($0.44 per common share)	—	—	(5,530)	—	(5,530)
Stock options exercised	43,500	279	—	—	279
Repurchase and retirement of common stock	(621,379)	(11,052)		—	(11,052)
Balance, December 31, 2020	12,509,848	$79,416	$150,749	$14,856	$245,021

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2020, 2019, and 2018
(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$20,347	$21,443	$21,289
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(4,127)	(77)	233
Depreciation	881	1,742	1,703
Accretion	(1,326)	(917)	(898)
Amortization	4,622	4,564	6,457
Stock-based compensation	470	555	482
Provision for credit losses	3,275	1,025	50
Net realized gains on sales and calls of available-for-sale investment securities	(4,252)	(5,199)	(1,314)
Net (gain) loss on sale and disposal of equipment	(6)	—	2
Net change in equity investments	(162)	(218)	42
Increase in bank owned life insurance, net of expenses	(551)	(728)	(695)
Net gain on sale of credit card portfolio	—	—	(462)
Net gain on bank owned life insurance	(1,167)	—	—
Net (increase) decrease in accrued interest receivable and other assets	(1,128)	(9,521)	3,218
Net increase (decrease) in accrued interest payable and other liabilities	1,165	9,641	(599)
(Provision) benefit for deferred income taxes	(1,051)	(589)	403
Net cash provided by operating activities	16,990	21,721	29,911
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(540,362)	(301,254)	(225,970)
Proceeds from sales or calls of available-for-sale investment securities	283,956	281,906	246,824
Proceeds from maturity and principal repayment of available-for-sale investment securities	35,914	25,120	36,495
Proceeds from sale of credit card portfolio	—	—	2,954
Net increase in loans	(154,331)	(25,606)	(20,477)
Purchases of premises and equipment	(1,492)	(876)	(791)
Purchases of bank owned life insurance	(250)	(1,000)	—
FHLB stock redeemed	467	781	—
Proceeds from bank owned life insurance	3,485	—	—
Proceeds from sale of premises and equipment	6	—	—
Net cash (used in) provided by investing activities	(372,607)	(20,929)	39,035
Cash Flows From Financing Activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	393,308	54,074	(112,134)
Net decrease in time deposits	(3,883)	(3,087)	(31,253)
Proceeds from short-term borrowings from Federal Home Loan Bank	—	725,500	568,500
Repayments of short-term borrowings to Federal Home Loan Bank	—	(735,500)	(558,500)
Proceeds of borrowings from other financial institutions	—	2,870	19,705
Repayments of borrowings from other financial institutions	—	(2,870)	(19,705)
Purchase and retirement of common stock	(11,052)	(15,619)	(894)
Proceeds from stock issued under employee stock purchase plan	199	216	211
Proceeds from exercise of stock options	279	276	738
Cash dividend payments on common stock	(5,530)	(5,805)	(4,270)
Net cash provided by (used in) financing activities	373,321	20,055	(137,602)
Increase (decrease) in cash and cash equivalents	17,704	20,847	(68,656)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,574	31,727	100,383
CASH AND CASH EQUIVALENTS AT END OF YEAR	$70,278	$52,574	$31,727

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,706	$2,517	$1,460

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2020, 2019, and 2018
Income taxes	$5,120	$9,140	$2,700
Operating cash flows from operating leases	$2,240	$1,643	$—
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$10,129	$—
The accompanying notes are an integral part of these consolidated financial statements.

Central Valley Community Bancorp and Subsidiary
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Risks and Uncertainties - In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China. COVID-19 continues to aggressively spread globally, including all 50 states in the United States. A prolonged COVID-19 outbreak, or any other epidemic that harms the global economy, U.S. economy, or the economies in which we operate, could adversely affect our operations. While the spread of COVID-19 has minimally affected our operations as of December 31, 2020, it has caused significant economic disruption throughout the United States as state and local governments issued “shelter at home” orders along with the closing of non-essential businesses. The potential financial impact is unknown at this time. However, if these actions are sustained, it may adversely affect several industries within our geographic footprint and impair the ability of our customers to fulfill their contractual obligations to the Company. This could cause the Company to experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on our intangible assets, investments, loans, or deferred tax assets.

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

Investment Securities - Investments are classified into the following categories:

•Available-for-sale securities, reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of taxes, as accumulated other comprehensive income (loss) within shareholders’ equity.

•Held-to-maturity securities, which management has the positive intent and ability to hold to maturity, reported at amortized cost, adjusted for the accretion of discounts and amortization of premiums.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. During the year ended December 31, 2020, there were no transfers between categories.
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
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of a simple average of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 48 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2020. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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

Bank Premises and Equipment - Land is carried at cost. Bank premises and equipment are carried at cost less accumulated depreciation.  Depreciation is determined using the straight-line method over the estimated useful lives of the related assets.  The useful lives of Bank premises are estimated to be between 20 and 40 years.  The useful lives of improvements to Bank premises, furniture, fixtures and equipment are estimated to be three to ten years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period.  The cost of maintenance and repairs is charged to expense as incurred.
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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. The carrying value of foreclosed assets was $0 at December 31, 2020 and at December 31, 2019.

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
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. During the fourth quarter, management performed a qualitative assessment including an evaluation of performance trends, market information and economic data and determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. As such, no quantitative goodwill impairment test was required as of December 31, 2020. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Intangible Assets - The intangible assets at December 31, 2020 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2019 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2020, so core deposit intangibles were not required to be retested.

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

FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to December 31,2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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

2.FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 — Quoted market prices (unadjusted) for identical instruments traded in active markets that the entity has the ability to access as of the measurement date.

Level 2 —Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Significant unobservable inputs that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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
    The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$34,175	$34,175	$—	$—	$34,175
Interest-earning deposits in other banks	36,103	36,103	—	—	36,103
Available-for-sale investment securities	710,092	—	710,092	—	710,092
Equity securities	7,634	7,634	—	—	7,634
Loans, net	1,089,432	—	—	1,087,124	1,087,124
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,834	9	3,617	5,208	8,834
Financial liabilities:
Deposits	1,722,710	1,691,647	90,008	—	1,781,655
Junior subordinated deferrable interest debentures	5,155	—	—	3,693	3,693
Accrued interest payable	65	—	41	24	65

	December 31, 2019
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$24,195	$24,195	$—	$—	$24,195
Interest-earning deposits in other banks	28,379	28,379	—	—	28,379
Available-for-sale investment securities	470,746	—	470,746	—	470,746
Equity securities	7,472	7,472	—	—	7,472
Loans, net	934,250	—	—	928,807	928,807
Federal Home Loan Bank stock	6,062	N/A	N/A	N/A	N/A
Accrued interest receivable	5,591	33	1,798	3,760	5,591
Financial liabilities:
Deposits	1,333,285	1,160,224	93,395	—	1,253,619
Short-term borrowings	—	—	—	—	—
Junior subordinated deferrable interest debentures	5,155	—	—	3,976	3,976
Accrued interest payable	176	—	129	47	176

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2020:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale investment securities
Debt Securities:
U.S. Government agencies	$680	$—	$680	$—
Obligations of states and political subdivisions	379,565	—	379,565	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	216,298	—	216,298	—
Private label mortgage and asset backed securities	83,508	—	83,508	—
Corporate debt securities	30,041	—	30,041	—
Equity Securities	7,634	7,634	—	—
Total assets measured at fair value on a recurring basis	$717,726	$7,634	$710,092	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the year ended December 31, 2020, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2020. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2020.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Real estate-construction and other land loans	$1,260	$—	$—	$1,260
Total assets measured at fair value on a non-recurring basis	$1,260	$—	$—	$1,260

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2020.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $1,528,000 with a valuation allowance of $268,000 at December 31, 2020, and a resulting fair value of $1,260,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
    During the year ended December 31, 2020 specific allocation for the allowance for credit losses related to loans carried at fair value was $268,000, compared to $0 during the year ended December 31, 2019. There were no net charge-offs related to loans carried at fair value at December 31, 2020 and 2019.
The following two tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2019:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$14,494	$—	$14,494	$—
Obligations of states and political subdivisions	91,111	—	91,111	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	196,719	—	196,719	—
Private label residential mortgage and asset backed securities	159,378	—	159,378	—
Corporate debt securities	9,044	—	9,044	—
Equity Securities	7,472	7,472	—	—
Total assets measured at fair value on a recurring basis	$478,218	$7,472	$470,746	$—

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

3.INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $21,091,000 at December 31, 2020 compared to an unrealized gain of $3,999,000 at December 31, 2019. The unrealized gain recorded is net of $6,235,000 and $1,182,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2020 and 2019, respectively.
The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$651	$29	$—	$680
Obligations of states and political subdivisions	361,734	18,170	(339)	379,565
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	3,575	(1,480)	216,298
Private label mortgage and asset backed securities	82,413	1,337	(242)	83,508
Corporate debt securities	30,000	260	(219)	30,041
	$689,001	$23,371	$(2,280)	$710,092

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$14,740	$12	$(258)	$14,494
Obligations of states and political subdivisions	89,574	2,965	(1,428)	91,111
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	198,125	1,409	(2,815)	196,719
Private label mortgage and asset backed securities	155,308	4,223	(153)	159,378
Corporate debt securities	9,000	79	(35)	9,044
`	$466,747	$8,688	$(4,689)	$470,746

    Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2020, 2019, and 2018 are shown below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Available-for-Sale Securities
Proceeds from sales or calls	$283,956	$281,906	$246,824
Gross realized gains from sales or calls	$7,123	$5,319	$1,976
Gross realized losses from sales or calls	$(2,871)	$(120)	$(662)
    Losses recognized in 2020, 2019, and 2018 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased several years ago to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.
    The provision for income taxes includes $1,257,000, $1,537,000, and $388,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2020, 2019, and 2018, respectively.
Investment securities with unrealized losses at December 31, 2020 and 2019 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$36,209	$(339)	$—	$—	$36,209	$(339)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	30,755	(385)	77,337	(1,095)	108,092	(1,480)
Private label residential mortgage and asset backed securities	25,407	(242)	—	—	25,407	(242)
Corporate debt securities	12,881	(119)	3,900	(100)	16,781	(219)
	$105,252	$(1,085)	$81,237	$(1,195)	$186,489	$(2,280)

	December 31, 2019
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$—	$—	$13,713	$(258)	$13,713	$(258)
Obligations of states and political subdivisions	65,606	(1,428)	—	—	65,606	(1,428)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	71,650	(932)	69,518	(1,883)	141,168	(2,815)
Private label residential mortgage backed securities	17,811	(81)	5,624	(72)	23,435	(153)
Corporate debt securities	3,965	(35)	—	—	3,965	(35)
	$159,032	$(2,476)	$88,855	$(2,213)	$247,887	$(4,689)

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

    As of December 31, 2020, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). Management evaluated all investment securities with an unrealized loss at December 31, 2020, and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2020 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $10,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
    For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  There were no OTTI losses recorded during the twelve months ended December 31, 2020, 2019, or 2018.

U.S. Government Agencies - At December 31, 2020, the Company held one U.S. Government agency securities of which was in a gain position.

Obligations of States and Political Subdivisions - At December 31, 2020, the Company held 106 obligations of states and political subdivision securities of which six were in a loss position for less than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2020, the Company held 113 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which nine were in a loss position for less than 12 months and 16 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Private Label Mortgage and Asset Backed Securities - At December 31, 2020, the Company had a total of 31 Private Label Mortgage and Asset Backed Securities (PLMBS) with a remaining principal balance of $82,413,000 and a net unrealized gain of approximately $1,095,000.  Six of these securities were in a loss position for less than 12 months and none have been in a loss position for more than 12 months at December 31, 2020.  Seven of these PLMBS with a remaining principal balance of $812,000 had credit ratings below investment grade. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

Corporate Debt Securities

    At December 31, 2020, the Company held nine corporate debt securities of which three were in a loss position for less than 12 months and one has been in a loss position for more than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2020.

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2020 and 2019 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2020		December 31, 2019
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$298	$305	$—	$—
After one year through five years	3,254	3,631	1,561	1,697
After five years through ten years	18,330	20,644	20,280	21,088
After ten years	339,852	354,985	67,733	68,326
	361,734	379,565	89,574	91,111
Investment securities not due at a single maturity date:
U.S. Government agencies	651	680	14,740	14,494
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	216,298	198,125	196,719
Private label mortgage and asset backed securities	82,413	83,508	155,308	159,378
Corporate debt securities	30,000	30,041	9,000	9,044
	$689,001	$710,092	$466,747	$470,746

Investment securities with amortized costs totaling $178,561,000 and $89,158,000 and fair values totaling $185,053,000 and $91,677,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2020 and 2019, respectively.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2020	% of Total loans	December 31, 2019	% of Total loans
Commercial:
Commercial and industrial	$273,994	24.9%	$102,541	10.9%
Agricultural production	21,971	2.0%	23,159	2.6%
Total commercial	295,965	26.9%	125,700	13.5%
Real estate:
Owner occupied	208,843	18.9%	197,946	21.0%
Real estate construction and other land loans	55,419	5.0%	73,718	7.8%
Commercial real estate	338,886	30.7%	329,333	34.9%
Agricultural real estate	84,258	7.6%	76,304	8.1%
Other real estate	28,718	2.6%	31,241	3.3%
	716,124	64.8%	708,542	75.1%
Consumer:
Equity loans and lines of credit	55,634	5.0%	64,841	6.9%
Consumer and installment	37,236	3.3%	42,782	4.5%
Total consumer	92,870	8.3%	107,623	11.4%
Net deferred origination costs	(2,612)		1,515
Total gross loans	1,102,347	100.0%	943,380	100.0%
Allowance for credit losses	(12,915)		(9,130)
Total loans	$1,089,432		$934,250
At December 31, 2020 and 2019, loans originated under Small Business Administration (SBA) programs totaling $24,220,000 and $21,910,000, respectively, were included in the real estate and commercial categories. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At December 31, 2020, PPP loans totaling $192,916,000 were outstanding and included in the commercial and industrial category above. Approximately $434,983,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $235,371,000 as of December 31, 2020.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $2,782,000, $2,116,000, and $2,453,000 have been deferred as loan origination costs for the years ended December 31, 2020, 2019, and 2018, respectively.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 48 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance, beginning of year	$9,130	$9,104	$8,778
Provision charged to operations	3,275	1,025	50
Losses charged to allowance	(229)	(1,196)	(210)
Recoveries	739	197	486
Balance, end of year	$12,915	$9,130	$9,104

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2020, 2019, and 2018 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	100	2,405	175	595	3,275
Losses charged to allowance	(121)	—	(108)	—	(229)
Recoveries	612	—	127	—	739
Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915

Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
Provision (reversal) charged to operations	655	230	172	(32)	1,025
Losses charged to allowance	(1,032)	—	(164)	—	(1,196)
Recoveries	134	—	63	—	197
Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130

Allowance for credit losses:
Beginning balance, January 1, 2018	$2,071	$5,795	$825	$87	$8,778
Provision (reversal) charged to operations	(513)	642	(60)	(19)	50
Losses charged to allowance	(94)	—	(116)	—	(210)
Recoveries	207	102	177	—	486
Ending balance, December 31, 2018	$1,671	$6,539	$826	$68	$9,104

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2020 and December 31, 2019 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915
Ending balance: individually evaluated for impairment	$339	$271	$21	$—	$631
Ending balance: collectively evaluated for impairment	$1,680	$8,903	$1,070	$631	$12,284

Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130
Ending balance: individually evaluated for impairment	$2	$3	$35	$—	$40
Ending balance: collectively evaluated for impairment	$1,426	$6,766	$862	$36	$9,090
    The following table shows the ending balances of loans as of December 31, 2020 and December 31, 2019 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2020	$295,965	$716,124	$92,870	$1,104,959
Ending balance: individually evaluated for impairment	$7,402	$2,616	$1,168	$11,186
Ending balance: collectively evaluated for impairment	$288,563	$713,508	$91,702	$1,093,773

Loans:
Ending balance, December 31, 2019	$125,700	$708,542	$107,623	$941,865
Ending balance: individually evaluated for impairment	$187	$2,036	$1,511	$3,734
Ending balance: collectively evaluated for impairment	$125,513	$706,506	$106,112	$938,131

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$258,587	$5,004	$10,403	$—	$273,994
Agricultural production	18,289	377	3,305	—	21,971
Real Estate:
Owner occupied	197,721	3,870	7,252	—	208,843
Real estate construction and other land loans	50,560	1,622	3,237	—	55,419
Commercial real estate	314,710	14,537	9,639	—	338,886
Agricultural real estate	72,875	10,195	1,188	—	84,258
Other real estate	28,557	161	—	—	28,718
Consumer:
Equity loans and lines of credit	54,034	640	960	—	55,634
Consumer and installment	37,084	—	152	—	37,236
Total	$1,032,417	$36,406	$36,136	$—	$1,104,959

    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2019 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$86,705	$2,635	$13,201	$—	$102,541
Agricultural production	18,814	—	4,345	—	23,159
Real Estate:
Owner occupied	186,370	6,881	4,695	—	197,946
Real estate construction and other land loans	72,142	—	1,576	—	73,718
Commercial real estate	310,982	17,202	1,149	—	329,333
Agricultural real estate	68,032	946	7,326	—	76,304
Other real estate	31,241	—	—	—	31,241
Consumer:
Equity loans and lines of credit	62,776	519	1,546	—	64,841
Consumer and installment	42,782	—	—	—	42,782
Total	$879,844	$28,183	$33,838	$—	$941,865
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$60	$60	$273,934	$273,994	$—	$752
Agricultural production	—	—	—	—	21,971	21,971	—	—
Real estate:	—				—	—
Owner occupied	—	—	—	—	208,843	208,843	—	370
Real estate construction and other land loans	—	—	—	—	55,419	55,419	—	1,556
Commercial real estate	—	—	—	—	338,886	338,886	—	512
Agricultural real estate	—	—	—	—	84,258	84,258	—	—
Other real estate	—	—	—	—	28,718	28,718	—	—
Consumer:					—	—
Equity loans and lines of credit	—	24	—	24	55,610	55,634	—	—
Consumer and installment	5	—	—	5	37,231	37,236	—	88
Total	$5	$24	$60	$89	$1,104,870	$1,104,959	$—	$3,278

    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2019 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$17	$—	$—	$17	$102,524	$102,541	$—	$187
Agricultural production	—	—	—	—	23,159	23,159	—	—
Real estate:	—					—
Owner occupied	—	218	—	218	197,728	197,946	—	416
Real estate construction and other land loans	—	—	—	—	73,718	73,718	—	—
Commercial real estate	—	381	—	381	328,952	329,333	—	381
Agricultural real estate	—	—	—	—	76,304	76,304	—	321
Other real estate	—	—	—	—	31,241	31,241	—	—
Consumer:						—
Equity loans and lines of credit	—	—	—	—	64,841	64,841	—	388
Consumer and installment	168	—	—	168	42,614	42,782	—	—
Total	$185	$599	$—	$784	$941,081	$941,865	$—	$1,693

    The following table shows information related to impaired loans by class at December 31, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$60	$61	$—
Real estate:
Owner occupied	370	409	—
Real estate construction and other land loans	28	28	—
Commercial real estate	512	561	—
Total real estate	910	998	—
Consumer:
Equity loans and lines of credit	144	180	—
Total with no related allowance recorded	1,114	1,239	—

With an allowance recorded:
Commercial:
Commercial and industrial	7,342	7,373	339
Real estate:
Real estate construction and other land loans	1,528	1,552	268
Commercial real estate	148	149	3
Agricultural real estate	30	29	—
Total real estate	1,706	1,730	271
Consumer:
Equity loans and lines of credit	936	936	9
Consumer and installment	88	93	12
Total consumer	1,024	1,029	21
Total with an allowance recorded	10,072	10,132	631
Total	$11,186	$11,371	$631

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2019 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$163	$432	$—
Real estate:
Owner occupied	416	426	—
Commercial real estate	1,110	1,361	—
Agricultural real estate	321	321	—
Total real estate	1,847	2,108	—
Consumer:
Equity loans and lines of credit	220	256	—
Total with no related allowance recorded	2,230	2,796	—

With an allowance recorded:
Commercial:
Commercial and industrial	24	27	2
Real estate:
Commercial real estate	152	153	3
Agricultural real estate	37	37	—
Total real estate	189	190	3
Consumer:
Equity loans and lines of credit	1,291	1,292	35
Total with an allowance recorded	1,504	1,509	40
Total	$3,734	$4,305	$40

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019		Year Ended December 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$1,322	$—	$214	$—	$311	$—
Agricultural production	104	—	—	—	—	—
Total commercial	1,426	—	214	—	311	—
Real estate:
Owner occupied	394	—	223	—	17	—
Real estate construction and other land loans	8	—	1,174	45	2,857	85
Commercial real estate	779	—	1,306	50	1,542	51
Agricultural real estate	146	—	25	—	1,173	159
Other real estate	—	—	—	—	702	—
Total real estate	1,327	—	2,728	95	6,291	295
Consumer:
Equity loans and lines of credit	216	12	593	13	217	—
Total with no related allowance recorded	2,969	12	3,535	108	6,819	295
	—
With an allowance recorded:	—
Commercial:						—
Commercial and industrial	6,139	582	57	1	55	4
Agricultural production	430	—	—	—	—	—
Total commercial	6,569	582	57	1	55	4
Real estate:		—		—		—
Real estate construction and other land loans	586	—	—	—	—	—
Commercial real estate	206	11	325	12	200	12
Agricultural real estate	27	2	42	2	49	3
Other real estate	—	—	—	—	86	—
Total real estate	819	13	367	14	335	15
Consumer:
Equity loans and lines of credit	1,001	55	1,139	56	1,054	57
Consumer and installment	64	—	20	—	3	—
Total consumer	1,065	55	1,159	56	1,057	57
Total with an allowance recorded	8,453	650	1,583	71	1,447	76
Total	$11,422	$662	$5,118	$179	$8,266	$371
    Foregone interest on nonaccrual loans totaled $177,000, $85,000, and $267,000 for the years ended December 31, 2020, 2019, and 2018, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2020 and 2019, the Company has a recorded investment in troubled debt restructurings of $7,908,000 and, $2,362,000, respectively. The Company has allocated $20,000 and $38,000 of specific reserves for those loans at December 31, 2020 and 2019, respectively. The Company has committed to lend no additional amounts as of December 31, 2020 to customers with outstanding loans that are classified as troubled debt restructurings.
    For the years ended December 31, 2020, 2019, and 2018 the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. The remaining TDRs disclosed below were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of approximately $25 million resulting from the COVID-19 pandemic that were not classified as a TDRs at December 31, 2020.

    The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2020 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$12,925	$—	$12,925	$6,650
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

    The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2019 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Consumer
Equity loans and line of credit	3	$532	$—	$532	$446
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

    The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2018 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$38	$—	$38	$30
Real Estate:
Commercial real estate	1	166	—	166	161
Total	2	$204	$—	$204	$191
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

    A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2020, 2019, and 2018.

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$1,131	$1,131
Buildings and improvements	6,948	6,948
Furniture, fixtures and equipment	12,473	11,045
Leasehold improvements	4,248	4,198
	24,800	23,322
Less accumulated depreciation and amortization	(16,572)	(15,704)
	$8,228	$7,618

Depreciation and amortization included in occupancy and equipment expense totaled $881,000, $1,742,000 and $1,703,000 for the years ended December 31, 2020, 2019, and 2018, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2020 and 2019 was $53,777,000. Total goodwill at December 31, 2020 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management determined it appropriate to perform a quantitative goodwill impairment test in the third quarter of 2020. A third party valuation specialist was engaged to assist with the performance of the test. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value as of September 30, 2020. Therefore, there was no impairment of goodwill recorded during the nine months ended September 30, 2020.
    Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. With the economic risks and uncertainties associated with the COVID-19 pandemic continuing during the fourth quarter of 2020, management performed a qualitative assessment including performance trends, market information and economic data and determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. As such no quantitative goodwill impairment test was required as of December 31, 2020.
    The intangible assets at December 31, 2020 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Folsom Lake Bank in 2017 of $1,879,000, Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition. At December 31, 2020, the weighted average remaining amortization period is two years.  The carrying value of intangible assets at December 31, 2020 was $1,183,000, net of $2,569,000 in accumulated amortization expense.  The carrying value at December 31, 2019 was $1,878,000, net of $1,874,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2020 and determined no impairment was necessary.  Amortization expense recognized was $695,000 for 2020, $695,000 for 2019, and $455,000 for 2018.

    The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2021	$662
2022	455
2023	66
Thereafter	—
Total	$1,183

7. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2020	2019
Savings	$156,190	$112,271
Money market	341,088	266,609
NOW accounts	310,697	266,048
Time, $250,000 or more	19,790	22,729
Time, under $250,000	70,056	71,001
	$897,821	$738,658
Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2021	$76,436
2022	8,372
2023	2,699
2024	760
2025	693
Thereafter	886
$89,846

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Savings	$25	$28	$37
Money market	542	656	419
NOW accounts	316	538	414
Time certificates of deposit	582	706	283
	$1,465	$1,928	$1,153

8. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2020 and December 31, 2019 , the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. Approximately $434,983,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $235,371,000 as of December 31, 2020. FHLB advances are also secured by investment securities with amortized costs totaling $169,000 and $248,000 and market values totaling $178,000 and $256,000 at December 31, 2020 and 2019, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 and $70,000,000 at December 31, 2020 and 2019, respectively, at interest rates which vary with market conditions. As of December 31, 2020 and 2019, the Company had no Federal funds purchased.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $13,323,000 and $4,931,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2020 and 2019, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $13,538,000 and $5,065,000 and market values totaling $13,703,000 and $5,036,000, respectively.  At December 31, 2020 and 2019, the Bank had no outstanding borrowings with the FRB.

Note 9.  Leases

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

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2020 are as follows (in thousands):

Years Ending December 31,
2021	$1,753
2022	1,843
2023	1,721
2024	1,383
2025	1,023
Thereafter	1,944
Total lease payments	9,667
Less: imputed interest	(786)
Present value of operating lease liabilities	$8,881

The table below summarizes the total lease cost for the period ending:

(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$2,243	$2,226
Short-term lease cost	13	68
Variable lease cost	288	375
Total lease cost	$2,544	$2,669

The table below summarizes other information related to our operating leases:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term, in years	6	7
Weighted average discount rate	2.77%	2.93%
The table below shows operating lease right of use assets and operating lease liabilities as of :

(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease right-of-use assets	$8,195	$9,735
Operating lease liabilities	$8,881	$10,418

The right-of-use-assets and lease liabilities are included with other assets and other liabilities on the balance sheet, respectively.

10. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2020, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2020, the rate was 1.84%.  Interest expense recognized by the Company for the years ended December 31, 2020, 2019, and 2018 was $130,000, $210,000 and $199,000, respectively.

11. INCOME TAXES

The provision for income taxes for the years ended December 31, 2020, 2019, and 2018 consisted of the following (in thousands):

	Federal	State	Total
2020
Current	$4,915	$3,050	$7,965
Deferred	(656)	(395)	(1,051)
Provision for income taxes	$4,259	$2,655	$6,914
2019
Current	$5,747	$3,351	$9,098
Deferred	(387)	(202)	(589)
Provision for income taxes	$5,360	$3,149	$8,509
2018
Current	$3,995	$2,689	$6,684
Deferred	(140)	76	(64)
Provision for income taxes	$3,855	$2,765	$6,620

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowance for credit losses	$3,818	$2,638
Deferred compensation	4,729	4,490
Net operating loss carryovers	2,148	2,266
Mark-to-market adjustment	21	58
Other deferred tax assets	303	374
Other-than-temporary impairment	192	192
Loan and investment impairment	851	1,158
Operating lease liabilities	2,625	3,080
Partnership income	105	200
State taxes	674	692
Total deferred tax assets	15,466	15,148
Deferred tax liabilities:
Operating lease right-of-use assets	(2,423)	(2,878)
Finance leases	(275)	(175)
Unrealized gain on available-for-sale investment securities	(6,235)	(1,182)
Core deposit intangible	(350)	(555)
FHLB stock	(191)	(234)
Loan origination costs	(849)	(925)
Bank premises and equipment	(405)	(459)
Total deferred tax liabilities	(10,728)	(6,408)
Net deferred tax assets	$4,738	$8,740
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2020 and 2019.
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2020, 2019, and 2018 consisted of the following:

	2020	2019	2018
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	7.7%	8.3%	7.8%
Tax exempt investment security income, net	(1.5)%	(0.9)%	(2.7)%
Bank owned life insurance, net	(1.2)%	(0.4)%	(0.6)%
Compensation - Stock Compensation	(0.2)%	(0.2)%	(0.6)%
Change in uncertain tax positions	—%	—%	(0.3)%
Other	(0.4)%	0.6%	(0.9)%
Effective tax rate	25.4%	28.4%	23.7%

As of December 31, 2020, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $7,093,000 and $7,692,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 will begin expiring at various dates between 2029 and 2035, for federal purposes and various dates between 2029 and 2036 for California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.
    The Company and its subsidiary file income tax returns in the U.S. federal, California, and Georgia jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or state income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2017 and by the state taxing authorities for the years ended before December 31, 2016.
As of December 31, 2020, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.
During the years ended December 31, 2020 and 2019, the Company recorded no interest or penalties related to uncertain tax positions.

12. COMMITMENTS AND CONTINGENCIES

Federal Reserve Requirements - Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits. The amount of such reserve balances required at December 31, 2020 was zero .

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $9,628,000 at December 31, 2020.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2020	2019
Commitments to extend credit	$314,774	$289,465
Standby letters of credit	$11,405	$1,717

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.

Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2020 and 2019.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2020, commercial loan commitments represent 48% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 42% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2020 and 2019, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2020, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.7% of total loans of which 26.9% were commercial and 69.8% were real-estate-related.
At December 31, 2019, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.5% of total loans of which 13.5% were commercial and 82% were real-estate-related.
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

Effective August 30, 2018, bank holding companies with consolidated assets of $3 billion or more and banks like Central Valley Community Bank must comply with minimum capital ratio requirements which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8% (unchanged from current rules); and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.
In addition, a “capital conversation buffer” is established which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2020 and 2019.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s and the Bank’s actual capital ratios as of December 31, 2020 and December 31, 2019, as well as the minimum capital ratios for capital adequacy for the Bank.

(Dollars in thousands)	Actual Ratio
December 31, 2020	Amount	Ratio
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%

December 31, 2019
Tier 1 Leverage Ratio	$172,945	11.38%
Common Equity Tier 1 Ratio (CET 1)	$167,945	14.55%
Tier 1 Risk-Based Capital Ratio	$172,945	14.98%
Total Risk-Based Capital Ratio	$182,325	15.79%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2020 and December 31, 2019.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2020	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%

December 31, 2019
Tier 1 Leverage Ratio	$171,332	11.27%	$60,810	4.00%
Common Equity Tier 1 Ratio (CET 1)	$171,332	14.85%	$51,930	7.00%
Tier 1 Risk-Based Capital Ratio	$171,332	14.85%	$69,240	8.50%
Total Risk-Based Capital Ratio	$180,712	15.66%	$92,320	10.50%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
Dividends - During 2020, the Bank declared and paid cash dividends to the Company in the amount of $15,622,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,530,000 or $0.44 per common share cash dividend to shareholders of record during the year ended December 31, 2020. During the year ended December 31, 2020, the Company repurchased and retired common stock in the amount of $11,052,000.
    During 2019, the Bank declared and paid cash dividends to the Company in the amount of $20,100,000, in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,805,000 or $0.43 per common share cash dividend to shareholders of record during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repurchased and retired common stock in the amount of $15,619,000
    During 2018, the Bank declared and paid cash dividends to the Company in the amount of $2,850,000, in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $4,270,000 or $0.31 per common share cash dividend to shareholders of record during the year ended December 31, 2018. During the year ended December 31, 2018, the Company repurchased and retired common stock in the amount of $894,000.
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2020, $26,191,000 of the Bank’s retained earnings were free of these restrictions.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2020	2019	2018
Basic Earnings Per Common Share:
Net income	$20,347	$21,443	$21,289
Weighted average shares outstanding	12,534,078	13,415,118	13,699,823
Net income per common share	$1.62	$1.60	$1.55
Diluted Earnings Per Common Share:
Net income	$20,347	$21,443	$21,289
Weighted average shares outstanding	12,534,078	13,415,118	13,699,823
Effect of dilutive stock options and warrants	42,241	98,489	125,185
Weighted average shares of common stock and common stock equivalents	12,576,319	13,513,607	13,825,008
Net income per diluted common share	$1.62	$1.59	$1.54

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2020, 2019, and 2018.

14. EQUITY-BASED COMPENSATION

On December 31, 2020, the Company had four equity-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
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
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is over one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 768,560 shares remain reserved for future grants as of December 31, 2020.

Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan whereby our employees may purchase Company common shares through payroll deductions of between one percent and 15 percent percent of pay in each pay period. Shares are purchased at the end of an offering period at a discount of ten percent from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The plan calls for 500,000 common shares to be set aside for employee purchases, and there were 457,928 shares available for future purchase under the plan as of December 31, 2020.
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
For the years ended December 31, 2020, 2019, and 2018, the compensation cost recognized for share-based compensation was $470,000, $555,000, and $482,000, respectively. The recognized tax benefit for share-based compensation expense was $76,000, $46,000, and $142,000 for 2020, 2019, and 2018 respectively.

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
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2020, 2019 and 2018 from any of the Company’s stock based compensation plans.
A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2018	232,870	$9.13
Options exercised	(74,030)	$9.97
Options forfeited	(4,400)	$10.85
Options outstanding at December 31, 2018	154,440	$8.68	2.81	$1,554
Options exercised	(32,120)	$8.59
Options forfeited	(1,200)	$5.55
Options outstanding at December 31, 2019	121,120	$8.73	2.06	$1,567
Options exercised	(43,500)	$6.39
Options forfeited	(550)	$7.40
Options outstanding at December 31, 2020	77,070	$10.06	1.51	$382,291
Options vested or expected to vest at December 31, 2020	77,070	$10.06	1.51	$382,291
Options exercisable at December 31, 2020	77,070	$10.06	1.51	$382,291

Information related to the stock option plan during each year follows (in thousands):

	2020	2019	2018
Intrinsic value of options exercised	$433	$366	$767
Cash received from options exercised	$279	$276	$738
Excess tax benefit realized for option exercises	$76	$46	$142
As of December 31, 2020, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested.

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
    The following table presents the restricted common stock activity during the years presented:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2018	63,768	$13.33
Vested	(20,733)	$13.09
Forfeited	(1,710)	$14.37
Nonvested outstanding shares at December 31, 2018	63,529	$15.98
Granted	25,420	$19.77
Vested	(40,159)	$16.61
Forfeited	(3,630)	$18.06
Nonvested outstanding shares at December 31, 2019	45,160	$17.38
Granted	21,397	$16.42
Vested	(34,703)	$18.23
Forfeited	(1,841)	$19.16
Nonvested outstanding shares at December 31, 2020	30,013	$15.60
    The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.
    As of December 31, 2020, there were 30,013 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $449,000, $533,000, and $459,000 for the year ended December 31, 2020, 2019, and 2018 respectively.
    As of December 31, 2020, there was $225,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 0.85 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $2,507,000 at December 31, 2020.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $370,000, $750,000, and $900,000 to the profit sharing plan in 2020, 2019, and 2018, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2020 and 2019, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the year ended December 31, 2018, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2020, 2019, and 2018, the Bank made matching contributions totaling $1,008,000, $959,000, and $748,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.49% at December 31, 2020).  At December 31, 2020 and 2019, the total net deferrals included in accrued interest payable and other liabilities were $4,292,000 and $4,177,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $9,464,000 and $9,686,000 and at December 31, 2020 and 2019, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2020, 2019, and 2018, was $245,000, $250,000, and $249,000, respectively.
In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.49% at December 31, 2020).  At December 31, 2020 and 2019, the total net deferrals included in accrued interest payable and other liabilities were $209,000 and $145,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 10-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2020, 2019, and 2018, totaled $1,624,000, $1,465,000, and $15,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $11,389,000 and $10,716,000 at December 31, 2020 and 2019, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.
In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $19,249,000 and $20,544,000 at December 31, 2020 and 2019, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2020, 2019, and 2018 totaled $466,000, $478,000, and $446,000, respectively.

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

16. LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2020	$11,111
Disbursements	240
Effects of changes in composition of related parties	(1)
Amounts repaid	(855)
Balance, December 31, 2020	$10,495
Undisbursed commitments to related parties, December 31, 2020	$269

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands)	2020	2019
ASSETS
Cash and cash equivalents	$896	$1,675
Investment in Bank subsidiary	249,037	231,671
Other assets	354	220
Total assets	$250,287	$233,566
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Junior subordinated debentures due to subsidiary grantor trust	$5,155	$5,155
Other liabilities	111	283
Total liabilities	5,266	5,438
Shareholders’ equity:
Common stock	79,416	89,379
Retained earnings	150,749	135,932
Accumulated other comprehensive income, net of tax	14,856	2,817
Total shareholders’ equity	245,021	228,128
Total liabilities and shareholders’ equity	$250,287	$233,566

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)	2020	2019	2018
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$15,622	$20,100	$2,850
Other income	4	6	6
Total income	15,626	20,106	2,856
Expenses:
Interest on junior subordinated deferrable interest debentures	130	210	199
Professional fees	283	209	217
Other expenses	555	437	548
Total expenses	968	856	964
Income before equity in undistributed net income of Subsidiary	14,658	19,250	1,892
Equity in undistributed net income of Subsidiary, net of distributions	5,328	1,932	19,075
Income before income tax benefit	19,986	21,182	20,967
Benefit from income taxes	361	261	322
Net income	$20,347	$21,443	$21,289

Comprehensive income	$32,386	$28,667	$13,912

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2020, 2019, and 2018

(In thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$20,347	$21,443	$21,289
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(5,328)	(1,932)	(19,075)
Equity-based compensation	470	555	482
Net (increase) decrease in other assets	(208)	136	372
Net (decrease) increase in other liabilities	(31)	69	166
Benefit for deferred income taxes	75	10	11
Net cash provided by operating activities	15,325	20,281	3,245
Cash flows used in investing activities:
Investment in subsidiary	—	—	—
Cash flows from financing activities:
Cash dividend payments on common stock	(5,530)	(5,805)	(4,270)
Purchase and retirement of common stock	(11,052)	(15,619)	(894)
Proceeds from exercise of stock options	279	276	738
Proceeds from stock issued under employee stock purchase plan	199	216	211
Net cash used in financing activities	(16,104)	(20,932)	(4,215)
Decrease in cash and cash equivalents	(779)	(651)	(970)
Cash and cash equivalents at beginning of year	1,675	2,326	3,296
Cash and cash equivalents at end of year	$896	$1,675	$2,326

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$153	$215	$185

SUPPLEMENTARY FINANCIAL INFORMATION

The following supplementary financial information is not a part of the Company’s financial statements.

Unaudited Quarterly Statement of Operations Data
(In thousands, except per share amounts)

	Q4 2020	Q3 2020	Q2 2020	Q1 2020	Q4 2019	Q3 2019	Q2 2019	Q1 2019
Net interest income	$16,777	$16,043	$15,574	$16,029	$15,786	$16,205	$15,946	$15,835
Provision for (Reversal of) credit losses	(1,700)	600	3,000	1,375	500	250	300	(25)
Net interest income after provision for credit losses	18,477	15,443	12,574	14,654	15,286	15,955	15,646	15,860
Other non-interest income	3,083	2,014	2,105	2,343	2,006	2,037	2,139	1,924
Net realized gains on investment securities	55	57	(58)	4,198	3	1,685	2,459	1,052
Total non-interest expense	12,379	11,728	11,499	12,078	11,127	11,534	11,772	11,667
Provision for income taxes	2,157	1,442	821	2,494	1,719	2,452	2,385	1,953
Net income	$7,079	$4,344	$2,301	$6,623	$4,449	$5,691	$6,087	$5,216
Basic earnings per share	$0.57	$0.35	$0.18	$0.52	$0.34	$0.43	$0.45	$0.38
Diluted earnings per share	$0.57	$0.35	$0.18	$0.52	$0.34	$0.42	$0.45	$0.38

ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A -CONTROLS AND PROCEDURES

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
    Based on management’s evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are designed to, and are effective to, provide assurance at a reasonable level that the information we are required to disclose in this report is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
    Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. We reviewed the results of management’s assessment with our Audit Committee.
    The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Crowe LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B -OTHER INFORMATION

Not Applicable.

PART III

ITEM 10 -DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 -EXECUTIVE COMPENSATION.

The information required by this Item can be found in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning security ownership of certain beneficial owners and management, see “PRINCIPAL SHAREHOLDERS” and “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the definitive Proxy Statement for the Company’s 2021 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

(a)(3) EXHIBITS

The exhibits filed as part of this report and exhibits incorporated by reference to other documents are as follows:

Exhibit
Number	Exhibit

1
Agreement and Plan of Reorganization and Merger dated December 19, 2012, by and among Central Valley Community Bancorp, Central Valley Community Bank and Visalia Community Bank, incorporated by reference to Appendix A to the proxy statement-prospectus contained in the Amendment No. 2 to Form S-4, Registration Statement No. 333-187260, filed May 8, 2013 and incorporated herein by reference.

2
The Agreement and Plan of Reorganization and Merger among Central Valley Community Bancorp, Central Valley Community Bank, and Sierra Vista Bank, dated April 28, 2016, attached as Exhibit 2.2 to the Form 8-K, filed April 29, 2016 and incorporated herein by reference.

3
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

4.3
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, attached as Exhibit 4.3 to the Form 10-K for the year ended December 31, 2019, filed on March 6, 2020 and incorporated herein by reference. *

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

10.55
Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.85 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 13, 2010 and incorporated herein by reference.*

10.56
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.57
Second Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.58
Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.91 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.59
Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.92 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.60
Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.93 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.61
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.94 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.62
Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.95 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.63
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.96 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.64
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.99 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.65
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.100 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.66
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.101 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.67
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.68
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.103 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.69
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.104 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.70
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.105 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.71
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.106 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.72
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.107 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.73
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.108 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.74
Employment Agreement by and between Central Valley Community Bank and James M. Ford dated January 23, 2014, attached as Exhibit 10.109 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.75
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.110 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.76
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.111 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.77
Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James M. Ford, dated March 19, 2014, attached as Exhibit 10.112 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.78
Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015, attached as Exhibit 10.110 to Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.*

10.79
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.80
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.81
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

10.82
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.83 to the Annual Report on Form 10-KL for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.83
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.84
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed as March 6, 2020 and incorporated herein by reference.*

10.85
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019. attached as Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 6, 2020 and incorporated herein by reference.*

10.86
Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.87
Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.87 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.88
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.88 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.89
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.90
Third Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.91
Third Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.91 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference.

22	N/A

23	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

ITEM 16     FORM 10-K SUMMARY

Omitted at registrant’s option

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 10, 2021	By:	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer
(principal executive officer)

Date:	March 10, 2021	By:	/s/ David A. Kinross
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

/s/ James M. Ford	Date: March 10, 2021
James M. Ford,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross	Date: March 10, 2021
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

/s/ Daniel J. Doyle	Date: March 10, 2021
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 10, 2021
Daniel N. Cunningham, Vice Chairman of the Board and Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 10, 2021
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 10, 2021
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 10, 2021
Gary D. Gall, Director

/s/ Andriana D. Majarian	Date: March 10, 2021
Andriana D. Majarian, Director

/s/ Steven D. McDonald	Date: March 10, 2021
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 10, 2021
Louis McMurray, Director

/s/ Karen Musson	Date: March 10, 2021
Karen Musson, Director

/s/ Dorothea D. Silva	Date: March 10, 2021
Dorothea D. Silva, Director

/s/ William S. Smittcamp	Date: March 10, 2021
William S. Smittcamp, Director