Form 10-Q
period 2021-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2021-05-05
CIK 1127371

Table of Contents`
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Small reporting company	☒
		Emerging growth company	☐

Table of Contents`
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 3, 2021 there were 12,529,609 shares of the registrant’s common stock outstanding.

2

Table of Contents`

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2021 QUARTERLY REPORT ON FORM 10-Q

Table of Contents`
PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2021	December 31, 2020

ASSETS
Cash and due from banks	$31,083	$34,175
Interest-earning deposits in other banks	183,758	36,103
Total cash and cash equivalents	214,841	70,278
Available-for-sale debt securities	768,719	710,092
Equity securities	7,500	7,634
Loans, less allowance for credit losses of $12,056 at March 31, 2021 and $12,915 at December 31, 2020	1,078,284	1,089,432
Bank premises and equipment, net	8,349	8,228
Bank-owned life insurance	28,886	28,713
Federal Home Loan Bank stock	5,595	5,595
Goodwill	53,777	53,777
Core deposit intangibles	1,009	1,183
Accrued interest receivable and other assets	33,563	29,164
Total assets	$2,200,523	$2,004,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$885,654	$824,889
Interest bearing	1,036,749	897,821
Total deposits	1,922,403	1,722,710

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	31,120	31,210
Total liabilities	1,958,678	1,759,075
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,524,609 at March 31, 2021 and 12,509,848 at December 31, 2020	79,732	79,416
Retained earnings	156,851	150,749
Accumulated other comprehensive income, net of tax	5,262	14,856
Total shareholders’ equity	241,845	245,021
Total liabilities and shareholders’ equity	$2,200,523	$2,004,096

See notes to unaudited consolidated financial statements.

Table of Contents`

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per-share amounts)	2021	2020
INTEREST INCOME:
Interest and fees on loans	$13,765	$12,898
Interest on deposits in other banks	32	183
Interest and dividends on investment securities:
Taxable	2,733	3,266
Exempt from Federal income taxes	1,317	159
Total interest income	17,847	16,506
INTEREST EXPENSE:
Interest on deposits	268	432
Interest on junior subordinated deferrable interest debentures	24	45
Other	—	—
Total interest expense	292	477
Net interest income before provision for credit losses	17,555	16,029
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	(1,800)	1,375
Net interest income after provision for credit losses	19,355	14,654
NON-INTEREST INCOME:
Service charges	432	646
Appreciation in cash surrender value of bank-owned life insurance	173	182
Interchange fees	370	333
Net realized gains on sales of investment securities	—	4,198
Federal Home Loan Bank dividends	70	107
Loan placement fees	657	299
Other income	297	776
Total non-interest income	1,999	6,541
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,938	7,512
Occupancy and equipment	1,113	1,144
Professional services	356	458
Data processing	617	336
Regulatory assessments	161	47
ATM/Debit card expenses	225	294
Information technology	559	608
Directors’ expenses	41	192
Advertising	129	173
Internet banking expense	124	196
Amortization of core deposit intangibles	174	174
Other	951	944
Total non-interest expenses	11,388	12,078
Income before provision for income taxes	9,966	9,117
Provision for income taxes	2,487	2,494
Net income	$7,479	$6,623
Earnings per common share:
Basic earnings per share	$0.60	$0.52
Weighted average common shares used in basic computation	12,495,606	12,734,971
Diluted earnings per share	$0.60	$0.52
Weighted average common shares used in diluted computation	12,547,137	12,779,096
Cash dividend per common share	$0.11	$0.11

See notes to unaudited consolidated financial statements.

Table of Contents`

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2021	2020
Net income	$7,479	$6,623
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(13,621)	(1,687)
Reclassification of net (gains) losses included in net income	—	(4,198)
Other comprehensive income, before tax	(13,621)	(5,885)
Tax effect	4,027	1,740
Total other comprehensive loss	(9,594)	(4,145)
Comprehensive (loss) income	$(2,115)	$2,478

See notes to unaudited consolidated financial statements.

Table of Contents`
CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2020	13,052,407	$89,379	$135,932	$2,817	$228,128
Net income	—	—	6,623	—	6,623
Other comprehensive loss	—	—	—	(4,145)	(4,145)
Stock issued under employee stock purchase plan	3,633	58			58
Stock awarded to employees	6,548	141			141
Stock-based compensation expense	—	121	—	—	121
Cash dividend	—	—	(1,408)	—	(1,408)
Stock options exercised	31,730	207	—	—	207
Repurchase and retirement of common stock	(621,379)	(11,052)			(11,052)
Balance, March 31, 2020	12,472,939	$78,854	$141,147	$(1,328)	$218,673

Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	$245,021
Net income	—	—	7,479	—	7,479
Other comprehensive loss	—	—	—	(9,594)	(9,594)
Restricted stock granted net of forfeitures	(247)	—	—	—	—
Stock issued under employee stock purchase plan	4,379	56	—	—	56
Stock awarded to employees	10,529	158	—	—	158
Stock-based compensation expense	—	101	—	—	101
Cash dividend	—	—	(1,377)	—	(1,377)
Stock options exercised	100	1	—	—	1
Balance, March 31, 2021	12,524,609	$79,732	$156,851	$5,262	$241,845

See notes to unaudited consolidated financial statements.

Table of Contents`
CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,479	$6,623
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan fees	(559)	36
Depreciation	223	240
Accretion	(327)	(338)
Amortization	1,633	942
Stock-based compensation	101	121
(Reversal of) provision for credit losses	(1,800)	1,375
Net realized gains on sales of available-for-sale investment securities	—	(4,198)
Net gain on disposal of premises and equipment	(2)	—
Net change in equity securities	134	(120)
Increase in bank-owned life insurance, net of expenses	(173)	(182)
Net gain on bank-owned life insurance	—	(64)
Net (increase) decrease in accrued interest receivable and other assets	(504)	644
Net increase in accrued interest payable and other liabilities	69	1,464
Benefit (provision) for deferred income taxes	105	(612)
Net cash provided by operating activities	6,379	5,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(84,685)	(155,742)
Proceeds from sales or calls of available-for-sale investment securities	—	106,037
Proceeds from maturity and principal repayments of available-for-sale investment securities	11,331	8,136
Net decrease in loans	13,507	13,616
Purchases of premises and equipment	(344)	(32)
Proceeds from bank-owned life insurance	—	531
Proceeds from sale of premises and equipment	2	—
Net cash used in investing activities	(60,189)	(27,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	200,112	21,196
Net decrease in time deposits	(419)	(3,890)
Purchase and retirement of common stock	—	(11,052)
Proceeds from stock issued under employee stock purchase plan	56	58
Proceeds from exercise of stock options	1	207
Cash dividend payments on common stock	(1,377)	(1,408)
Net cash provided by financing activities	198,373	5,111
Increase (decrease) in cash and cash equivalents	144,563	(16,412)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,278	52,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$214,841	$36,162

	For the Three Months Ended March 31,
(In thousands)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$298	$502
Operating cash flows from operating leases	$562	$559
Non-cash investing and financing activities:

Purchases of available-for-sale investment securities, not yet settled	$—	$12,718

See notes to unaudited consolidated financial statements.

Table of Contents`
Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2020 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2021, and the results of its operations and its cash flows for the three-month interim periods ended March 31, 2021 and 2020 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Table of Contents`
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

    FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to March 31, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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

Table of Contents`

	March 31, 2021
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$31,083	$31,083	$—	$—	$31,083
Interest-earning deposits in other banks	183,758	183,758	—	—	183,758
Available-for-sale debt securities	768,719	—	768,719	—	768,719
Equity securities	7,500	7,500	—	—	7,500
Loans, net	1,078,284	—	—	1,094,929	1,094,929
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,315	12	4,746	4,557	9,315
Financial liabilities:
Deposits	1,922,403	1,829,310	89,530	—	1,918,840
Junior subordinated deferrable interest debentures	5,155	—	—	4,118	4,118
Accrued interest payable	59	—	35	24	59

	December 31, 2020
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$34,175	$34,175	$—	$—	$34,175
Interest-earning deposits in other banks	36,103	36,103	—	—	36,103
Available-for-sale debt securities	710,092	—	710,092	—	710,092
Equity securities	7,634	7,634	—	—	7,634
Loans, net	1,089,432	—	—	1,087,124	1,087,124
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,834	9	3,617	5,208	8,834
Financial liabilities:
Deposits	1,722,710	1,691,647	90,008	—	1,781,655
Junior subordinated deferrable interest debentures	5,155	—	—	3,693	3,693
Accrued interest payable	65	—	41	24	65

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

Table of Contents`
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

(f) Subordinated Debentures — The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of March 31, 2021 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Government agencies	$655	$—	$655	$—
Obligations of states and political subdivisions	413,483	—	413,483	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,386	—	214,386	—
Private label mortgage and asset backed securities	107,920	—	107,920	—
Corporate debt securities	32,275	—	32,275	—
Equity securities	7,500	7,500	—	—
Total assets measured at fair value on a recurring basis	$776,219	$7,500	$768,719	$—

Table of Contents`
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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the three months ended March 31, 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the three months ended March 31, 2021. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2021.

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Commercial:
Commercial and industrial	$194	$—	$—	$194
Real estate:
Real estate-construction and other land loans	1,262	—	—	1,262
Consumer:
Equity loans and lines of credit	923	—	—	923
Total impaired loans	2,379	—	—	2,379
Other repossessed assets	—	—	—	—
Total assets measured at fair value on a non-recurring basis	$2,379	$—	$—	$2,379

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the three months ended ended March 31, 2021.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $2,791,000 with a valuation allowance of $412,000 at March 31, 2021, and a resulting fair value of $2,379,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
    There were no charge-offs related to loans carried at fair value during the three months ended March 31, 2021 and 2020. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended March 31, 2021 and 2020 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021.

Table of Contents`
    The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2020:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of December 31, 2020 (in thousands).

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
    There were no Level 3 assets measured at fair value on a recurring basis at or during the year ended December 31, 2020. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2020.

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2020.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of March 31, 2021, $177,938,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,470,000 at March 31, 2021 compared to an unrealized gain of $21,091,000 at December 31, 2020. The unrealized gain/(loss) recorded is net of $2,208,000 and $6,235,000 in tax liabilities (benefits) as accumulated other comprehensive income (loss) within shareholders’ equity at March 31, 2021 and December 31, 2020, respectively.
     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

Table of Contents`

	March 31, 2021
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$644	$11	$—	$655
Obligations of states and political subdivisions	408,188	10,458	(5,163)	413,483
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	212,364	3,186	(1,164)	214,386
Private label mortgage and asset backed securities	108,053	1,263	(1,396)	107,920
Corporate debt securities	32,000	444	(169)	32,275
Total available-for-sale	$761,249	$15,362	$(7,892)	$768,719

	December 31, 2020
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$651	$29	$—	$680
Obligations of states and political subdivisions	361,734	18,170	(339)	379,565
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	3,575	(1,480)	216,298
Private label mortgage and asset backed securities	82,413	1,337	(242)	83,508
Corporate debt securities	30,000	260	(219)	30,041
Total available-for-sale	$689,001	$23,371	$(2,280)	$710,092
    Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2021 and 2020 are shown below (in thousands):

	For the Three Months Ended March 31,
Available-for-Sale Securities	2021	2020
Proceeds from sales or calls	$—	$106,037
Gross realized gains from sales or calls	—	4,198
Gross realized losses from sales or calls	—	—
    As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
    The provision for income taxes includes $1,241,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the three months ended March 31, 2020.
    Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

Table of Contents`

	March 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$184,550	$(5,163)	$—	$—	$184,550	$(5,163)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	22,132	(481)	69,688	(683)	91,820	(1,164)
Private label mortgage and asset backed securities	56,865	(1,364)	4,379	(32)	61,244	(1,396)
Corporate debt securities	12,831	(169)	—	—	12,831	(169)
Total available-for-sale	$276,378	$(7,177)	$74,067	$(715)	$350,445	$(7,892)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$36,209	$(339)	$—	$—	$36,209	$(339)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	30,755	(385)	77,337	(1,095)	108,092	(1,480)
Private label mortgage and asset backed securities	25,407	(242)	—	—	25,407	(242)
Corporate debt securities	12,881	(119)	3,900	(100)	16,781	(219)
Total available-for-sale	$105,252	$(1,085)	$81,237	$(1,195)	$186,489	$(2,280)
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
     As of March 31, 2021, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at March 31, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  There were no OTTI losses recorded during the three months ended March 31, 2021.

U.S. Government Agencies

    At March 31, 2021, the Company held one U.S. Government agency security which was in a gain position.

Obligations of States and Political Subdivisions

    At March 31, 2021, the Company held 114 obligations of states and political subdivision securities of which 43 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Table of Contents`
U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

    At March 31, 2021, the Company held 114 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which four were in a loss position for less than 12 months and 15 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

Private Label Mortgage and Asset Backed Securities

    At March 31, 2021, the Company had a total of 36 Private Label Mortgage and Asset Backed Securities (PLMABS). 13 of the PLMABS securities were in a loss position for less than 12 months and one has been in loss for more than 12 months at March 31, 2021. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

    At March 31, 2021, the Company held ten corporate debt securities of which four were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.

    The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2021 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$301	$305
After one year through five years	3,285	3,612
After five years through ten years	24,932	26,876
After ten years	379,670	382,690
	408,188	413,483
Investment securities not due at a single maturity date:
U.S. Government agencies	644	655
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	212,364	214,386
Private label mortgage and asset backed securities	108,053	107,920
Corporate debt securities	32,000	32,275
Total available-for-sale	$761,249	$768,719

Table of Contents`
Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2021	% of Total Loans	December 31, 2020	% of Total Loans
Commercial:
Commercial and industrial	$271,251	24.8%	$273,994	24.9%
Agricultural production	21,049	1.9%	21,971	2.0%
Total commercial	292,300	26.7%	295,965	26.9%
Real estate:
Owner occupied	203,441	18.5%	208,843	18.9%
Real estate construction and other land loans	57,966	5.3%	55,419	5.0%
Commercial real estate	340,673	31.2%	338,886	30.7%
Agricultural real estate	83,107	7.6%	84,258	7.6%
Other real estate	26,976	2.5%	28,718	2.6%
Total real estate	712,163	65.1%	716,124	64.8%
Consumer:
Equity loans and lines of credit	52,512	4.8%	55,634	5.0%
Consumer and installment	36,536	3.4%	37,236	3.3%
Total consumer	89,048	8.2%	92,870	8.3%
Net deferred origination (fees) costs	(3,171)		(2,612)
Total gross loans	1,090,340	100.0%	1,102,347	100.0%
Allowance for credit losses	(12,056)		(12,915)
Total loans	$1,078,284		$1,089,432

    At March 31, 2021 and December 31, 2020, loans originated under Small Business Administration (SBA) programs totaling $22,969,000 and $24,220,000, respectively, were included in the real estate and commercial categories, of which, $17,252,000 or 75% and $18,180,000 or 75%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At March 31, 2021, 994 PPP loans totaling $190,900,000 were outstanding and included in the commercial and industrial line item above. At December 31, 2020, 989 PPP loans totaling $192,916,000 were outstanding and included in the commercial and industrial line item above.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 49 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Table of Contents`
    The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2021 and 2020 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Provision (reversal) charged to operations	(132)	(1,141)	(229)	(298)	(1,800)
Losses charged to allowance	(31)	—	(26)	—	(57)
Recoveries	627	319	52	—	998
Ending balance, March 31, 2021	$2,483	$8,352	$888	$333	$12,056

Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	225	786	302	62	1,375
Losses charged to allowance	(28)	—	(15)	—	(43)
Recoveries	32	—	52	—	84
Ending balance, March 31, 2020	$1,657	$7,555	$1,236	$98	$10,546

    The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2021 and December 31, 2020 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2021	$2,483	$8,352	$888	$333	$12,056
Ending balance: individually evaluated for impairment	$1,006	$246	$7	$—	$1,259
Ending balance: collectively evaluated for impairment	$1,477	$8,106	$881	$333	$10,797

Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915
Ending balance: individually evaluated for impairment	$339	$271	$21	$—	$631
Ending balance: collectively evaluated for impairment	$1,680	$8,903	$1,070	$631	$12,284
    The following table shows the ending balances of loans as of March 31, 2021 and December 31, 2020 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2021	$292,300	$712,163	$89,048	$1,093,511
Ending balance: individually evaluated for impairment	$7,412	$2,521	$1,073	$11,006
Ending balance: collectively evaluated for impairment	$284,888	$709,642	$87,975	$1,082,505

Loans:
Ending balance, December 31, 2020	$295,965	$716,124	$92,870	$1,104,959
Ending balance: individually evaluated for impairment	$7,402	$2,616	$1,168	$11,186
Ending balance: collectively evaluated for impairment	$288,563	$713,508	$91,702	$1,093,773

Table of Contents`
The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2021 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$259,370	$2,825	$9,056	$—	$271,251
Agricultural production	16,474	1,333	3,242	—	21,049
Real Estate:
Owner occupied	192,859	3,568	7,014	—	203,441
Real estate construction and other land loans	49,769	4,998	3,199	—	57,966
Commercial real estate	314,087	16,988	9,598	—	340,673
Agricultural real estate	73,122	8,812	1,173	—	83,107
Other real estate	26,815	161	—	—	26,976
Consumer:
Equity loans and lines of credit	50,947	635	930	—	52,512
Consumer and installment	36,386	86	64	—	36,536
Total	$1,019,829	$39,406	$34,276	$—	$1,093,511
    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2020 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$258,587	$5,004	$10,403	$—	$273,994
Agricultural production	18,289	377	3,305	—	21,971
Real Estate:
Owner occupied	197,721	3,870	7,252	—	208,843
Real estate construction and other land loans	50,560	1,622	3,237	—	55,419
Commercial real estate	314,710	14,537	9,639	—	338,886
Agricultural real estate	72,875	10,195	1,188	—	84,258
Other real estate	28,557	161	—	—	28,718
Consumer:
Equity loans and lines of credit	54,034	640	960	—	55,634
Consumer and installment	37,084	—	152	—	37,236
Total	$1,032,417	$36,406	$36,136	$—	$1,104,959

Table of Contents`
The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$271,251	$271,251	$—	$362
Agricultural production	—	—	—	—	21,049	21,049	—	1,399
Real estate:	—				—
Owner occupied	—	—	—	—	203,441	203,441	—	—
Real estate construction and other land loans	—	—	—	—	57,966	57,966	—	1,524
Commercial real estate	—	—	—	—	340,673	340,673	—	498
Agricultural real estate	—	—	—	—	83,107	83,107	—	—
Other real estate	—	—	—	—	26,976	26,976	—	—
Consumer:					—
Equity loans and lines of credit	—	—	—	—	52,512	52,512	—	—
Consumer and installment	—	—	—	—	36,536	36,536	—	—
Total	$—	$—	$—	$—	$1,093,511	$1,093,511	$—	$3,783
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$60	$60	$273,934	$273,994	$—	$752
Agricultural production	—	—	—	—	21,971	21,971	—	—
Real estate:	—
Owner occupied	—	—	—	—	208,843	208,843	—	370
Real estate construction and other land loans	—	—	—	—	55,419	55,419	—	1,556
Commercial real estate	—	—	—	—	338,886	338,886	—	512
Agricultural real estate	—	—	—	—	84,258	84,258	—	—
Other real estate	—	—	—	—	28,718	28,718	—	—
Consumer:
Equity loans and lines of credit	—	24	—	24	55,610	55,634	—	—
Consumer and installment	5	—	—	5	37,231	37,236	—	88
Total	$5	$24	$60	$89	$1,104,870	$1,104,959	$—	$3,278

Table of Contents`
The following table shows information related to impaired loans by class at March 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Real estate construction and other land loans	$350	$352	$—
Commercial real estate	498	553	—
Total real estate	848	905	—
Consumer:
Equity loans and lines of credit	143	178	—
Total with no related allowance recorded	991	1,083	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,013	6,038	742
Agricultural production	1,399	1,419	264
Total commercial	7,412	7,457	1,006
Real estate:
Real estate construction and other land loans	1,498	1,552	236
Commercial real estate	145	146	3
Agricultural real estate	30	30	7
Total real estate	1,673	1,728	246
Consumer:
Equity loans and lines of credit	930	930	7
Total with an allowance recorded	10,015	10,115	1,259
Total	$11,006	$11,198	$1,259
    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

Table of Contents`
    The following table shows information related to impaired loans by class at December 31, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$60	$61	$—
Real estate:
Owner occupied	370	409	—
Real estate construction and other land loans	28	28	—
Commercial real estate	512	561	—
Total real estate	910	998	—
Consumer:
Equity loans and lines of credit	144	180	—
Total with no related allowance recorded	1,114	1,239	—

With an allowance recorded:
Commercial:
Commercial and industrial	7,342	7,373	339
Real estate:
Real estate construction and other land loans	1,528	1,552	268
Commercial real estate	148	149	3
Agricultural real estate	30	29	—
Total real estate	1,706	1,730	271
Consumer:
Equity loans and lines of credit	936	936	9
Consumer and installment	88	93	12
Total consumer	1,024	1,029	21
Total with an allowance recorded	10,072	10,132	631
Total	$11,186	$11,371	$631

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

Table of Contents`

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2021 and 2020 (in thousands).

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$15	$—	$121	$—
Real estate:
Owner occupied	180	—	413	—
Real estate construction and other land loans	108	—	—	—
Commercial real estate	505	—	1,101	12
Agricultural real estate	—	—	258	—
Total real estate	793	—	1,772	12
Consumer:
Equity loans and lines of credit	144	12	300	3
Total with no related allowance recorded	952	12	2,193	15

With an allowance recorded:
Commercial:
Commercial and industrial	7,002	582	3,048	173
Agricultural production	717		212	12
Total commercial	7,719	582	3,260	185
Real estate:
Real estate construction and other land loans	1,513	—	—	—
Commercial real estate	147	11	151	3
Agricultural real estate	30	2	19	—
Total real estate	1,690	13	170	3
Consumer:
Equity loans and lines of credit	933	55	1,124	14
Consumer and installment	44	—	3	—
Total consumer	977	55	1,127	14
Total with an allowance recorded	10,386	650	4,557	202
Total	$11,338	$662	$6,750	$217

Foregone interest on nonaccrual loans totaled $56,000 and $24,000 for the three months period ended March 31, 2021 and 2020, respectively.
Troubled Debt Restructurings:
    As of March 31, 2021 and December 31, 2020, the Company has a recorded investment in troubled debt restructurings of $7,223,000 and $7,908,000, respectively. The Company has allocated $590,000 and $20,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2021 and December 31, 2020, respectively.
    During the three months ended March 31, 2021, one loan was modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.
As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus

Table of Contents`
(Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. The remaining TDRs disclosed below were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of approximately $2.80 million resulting from the COVID-19 pandemic that were not classified as a TDRs at March 31, 2021.

    The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2021 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate:
Real estate-construction and other land loans	1	$333	$—	$333	$325
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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended and three months ended March 31, 2021 or March 31, 2020.

Note 5. Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2021, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. With the economic risks and uncertainties associated with the COVID-19 pandemic continuing during the first quarter of 2021, management performed a qualitative assessment including performance trends, market information and economic data and determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value. As such no quantitative goodwill impairment test was required as of March 31, 2021.

Table of Contents`
Note 6. Borrowing Arrangements

As of March 31, 2021 and December 31, 2020, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances.
    Approximately $453,093,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $244,763,000 as of March 31, 2021. FHLB advances are also secured by investment securities with amortized costs totaling $159,000 and $169,000 and market values totaling $168,000 and $178,000 at March 31, 2021 and December 31, 2020, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of March 31, 2021, and December 31, 2020 the Company had no Federal funds purchased.

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
    Commitments to extend credit amounting to $349,244,000 and $326,179,000 were outstanding at March 31, 2021 and December 31, 2020, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $337,815,000 and $314,774,000 at March 31, 2021 and December 31, 2020, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $74,665,000 and $79,669,000 as of March 31, 2021 and December 31, 2020, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $11,429,000 and $11,405,000 were outstanding at March 31, 2021 and December 31, 2020, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2021 or December 31, 2020.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
    The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2021 and December 31, 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
    In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which as of March 31, 2021, the total guarantee was $2,475,000.
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

Table of Contents`
issuance of common stock which shares in the earnings of the Company.  A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2021	2020
Net income	$7,479	$6,623
Weighted average shares outstanding	12,495,606	12,734,971
Basic earnings per share	$0.60	$0.52

Diluted Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2021	2020
Net income	$7,479	$6,623
Weighted average shares outstanding	12,495,606	12,734,971
Effect of dilutive stock options	51,531	44,125
Weighted average shares of common stock and common stock equivalents	12,547,137	12,779,096
Diluted earnings per share	$0.60	$0.52

        No outstanding options or restricted stock awards were anti-dilutive for the three months ended March 31, 2021 and 2020.

Note 9.  Share-Based Compensation

The Company has four share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $101,000 and $121,000 for the three months ended March 31, 2021 and 2020, respectively. The recognized tax expense (benefits) for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $1,000 and $(72,000), respectively, for the three months ended March 31, 2021 and 2020.
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
    Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 453,549 shares available for future purchase under the plan as of March 31, 2021.

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
     No options to purchase shares of the Company’s common stock were granted during the three months ended March 31, 2021 and 2020.

Table of Contents`
    A summary of the combined activity of the Company’s stock option compensation plans for the three months ended March 31, 2021 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	77,070	$10.06
Options exercised	(100)	$8.02
Options outstanding at March 31, 2021	76,970	$10.06	1.27	$653
Options vested or expected to vest at March 31, 2021	76,970	$10.06	1.27	$653
Options exercisable at March 31, 2021	76,970	$10.06	1.27	$653

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended March 31,
	2021	2020
Intrinsic value of options exercised	$1	$349
Cash received from options exercised	$1	$207
Excess tax benefit realized for option exercises	$—	$72
    As of March 31, 2021, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
    The following table summarizes restricted stock and performance award activity for the three months ended March 31, 2021 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2020	30,013	$15.60
Granted	10,529	$14.98
Vested	(12,507)	$14.53
Forfeited	(247)	$20.26
Nonvested outstanding shares at March 31, 2021	27,788	$15.81

    The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Performance common stock awards vest immediately.
    As of March 31, 2021, there were 27,788 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2021, there was $126,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 0.81 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $2,761,000 at March 31, 2021.

Table of Contents`
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
    There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2021.  Please refer to the Company’s 2020 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
    This discussion should be read in conjunction with our unaudited condensed consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

Table of Contents`
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

Dividend Declared and Stock Repurchase Plan Announced

On April 21, 2021, the Board of Directors declared a $0.12 per share cash dividend payable on May 21, 2021 to shareholders of record as of May 7, 2021. On March 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with authorization to purchase up to $12 million worth of the Company’s outstanding common stock.  During the three months ended March 31, 2021, the Company did not repurchase or retire any shares. The share repurchase plan began on March 18, 2021 and will end on March 17, 2022.

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

Table of Contents`
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
On January 13, 2021, the SBA reopened the PPP for second draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for second draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for second draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. Recently, we began accepting applications for the second round of PPP loans. As of March 31, 2021 we have received approximately 434 applications totaling $72 million.
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

Table of Contents`
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
    COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Management considered the COVID-19 related economic downturn to be such a triggering event and therefore performed qualitative assessments at the end of the first, second and fourth quarters of 2020. Given the continued economic impact of the pandemic, management determined it appropriate to perform a quantitative test as of September 30, 2020. Management engaged a third party valuation specialist to assist with the performance of the quantitative goodwill impairment test in the third quarter of 2020. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value as of September 30, 2020. With the economic risks and uncertainties associated with the COVID-19 pandemic continuing during the first quarter of 2021, management performed a qualitative assessment including performance trends, market information and economic data and determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value.

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

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its borrowing clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 90 days. As of March 31, 2021, based on the Bank’s discussion with these customers, loan customers with deferred payments of principal, interest, or both on loans totaling approximately $2.8 million were outstanding. In accordance with interagency guidance issued in March 2020 and Section 4013 of the Cares Act, these short-term deferrals are not considered troubled debt restructurings.
    With the passage of the PPP administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. During the year ended December 31, 2020 and the three months ended March 31, 2021, the Company closed 1,523 PPP loans representing $286,010,000 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit losses charged to earnings.

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

First Quarter of 2021

For the first quarter of 2021, our consolidated net income was $7,479,000 compared to $6,623,000 for the same period in 2020. Diluted EPS was $0.60 for the quarter ended March 31, 2021 compared to $0.52 for the same period in 2020. The increase in net income during the first quarter of 2021 compared to the same period in 2020 is primarily driven by a decrease in provision

Table of Contents`
for credit losses of $3,175,000, an increase in net interest income of $1,526,000, a decrease in non-interest expense of $690,000, and a decrease in the provision for income taxes of $7,000, partially offset by a decrease in non-interest income of $4,542,000. During the quarter ended March 31, 2021, the Company recorded a decrease of $4,198,000 in net realized gains on sales and calls of investment securities. During the quarter ended March 31, 2021, the Company recorded a $1,800,000 reversal of provision for credit losses, compared to a $1,375,000 provision during the quarter ended March 31, 2020. Throughout 2020 and the first quarter of 2021, we adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    Net interest margin (fully tax equivalent basis) decreased to 3.76% for the quarter ended March 31, 2021 compared to 4.47% for the same period in 2020. The net interest margin period-to-period comparisons were impacted by the decrease in the yield on the average investment securities, the decrease in the yield on the loan portfolio, the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold, and the decrease in the cost of total interest-bearing liabilities. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, decreased to 2.07% for the three months ended March 31, 2021, compared to 2.80% for the three months ended March 31, 2020. The effective yield on average loans decreased to 5.18% for the three months ended March 31, 2021, compared to 5.62% for the three months ended March 31, 2020. The decrease in the loan yield was impacted by Company’s issuance of PPP loans. Total average PPP loans, which have an annual interest rate of 1.00%, were $178,956,000 for the three months ended March 31, 2021. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.06% for the quarter ended March 31, 2021 compared to 0.13% for the same period in 2020.
    Non-interest income decreased $4,542,000 or 69.44% to $1,999,000 for the quarter ended March 31, 2021 compared to $6,541,000 for the same period in 2020, primarily driven by a decrease of $4,198,000 in net realized gains on sales and calls of investment securities, a decrease in service charge income of $214,000, a decrease of $479,000 in other income, and a decrease in Federal Home Loan Bank (“FHLB”) dividends of $37,000, offset by an increase in loan placement fees of $358,000 and an increase in interchange fees of $37,000. Non-interest expense for the quarter ended March 31, 2021 decreased $690,000 or 5.71% from the comparable period due to decreases in professional services, occupancy and equipment, information technology, directors’ expenses, tax provision, amortization of software, education and training, mileage and travel, armored courier fees, risk management expenses, stationery/supplies, telephone expenses, operating losses, loan related expenses, advertising expenses, and ATM/debit card expenses, partially offset by increases in regulatory assessment, data processing, personnel, alarm expenses, and other expenses.
    Annualized return on average equity (ROE) for the first quarter of 2021 increased to 12.17% compared to 11.62% for the same period in 2020. The increase in ROE reflects the increase in net income, as well as the increase in average shareholders’ equity compared to the prior year. Annualized return on average assets (ROA) was 1.42% and 1.66% for the quarter ended March 31, 2021 and 2020, respectively. Total average equity increased to $245,913,000 for the first quarter of 2021 compared to $228,001,000 for the first quarter of 2020. The Company declared and paid $0.11 per share in cash dividends to holders of common stock during the first quarter of 2021, compared to $0.11 in dividends declared and paid during the first quarter of 2020.
    Our average total assets increased $506,013,000 or 31.66% to $2,104,077,000 during the first quarter of 2021 compared to the same period in 2020.  Total average interest-earning assets increased $488,897,000 or 33.84% in the first quarter of 2021 compared to the same period of 2020.  Average total loans, including nonaccrual loans, increased $156,241,000 or 16.90% in the first quarter of 2021 compared to the same period in 2020. Average total investments and interest-earning deposits in other banks increased $334,965,000 or 64.21% in the period ended March 31, 2021 compared to the same period in 2020.  Average interest-bearing liabilities increased $232,539,000 or 31.03% in the period ended March 31, 2021 compared to the same period in 2020. Average non-interest bearing demand deposits increased 43.19% to $845,065,000 in 2021 compared to $590,180,000 in 2020.  The ratio of average non-interest bearing demand deposits to average total deposits was 46.39% in the first quarter of 2021 compared to 44.23% in 2020.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Table of Contents`
Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 12.17% for the three months ended March 31, 2021 compared to 8.85% for the year ended December 31, 2020 and 11.62% for the three months ended March 31, 2020.  Our net income for the three months ended March 31, 2021 increased $856,000 or 12.92% to $7,479,000 compared to $6,623,000 for the three months ended March 31, 2020, primarily driven by an increase in net interest income, a decrease in non-interest expenses, a reversal of the provision for credit losses, an increase in loan placement fees, and a decrease in provision for income taxes, offset by a decrease in net realized gains on sales and calls of investment securities and a decrease in service charge income. Net interest margin (NIM) decreased 71 basis points for the three-month period ended March 31, 2021 compared to the three months ended March 31, 2020.  Diluted EPS was $0.60 for the three months ended March 31, 2021 and $0.52 for the same period in 2020.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2021 was 1.42% compared to 1.11% for the year ended December 31, 2020 and 1.66% for the three months ended March 31, 2020.  The decrease in ROA for the three months ended March 31, 2021 compared to March 31, 2020 was due to the increase in in average assets, notwithstanding the increase in net income.  Average assets for the three months ended March 31, 2021 was $2,104,077,000 compared to $1,832,987,000 for the year ended December 31, 2020.  Median ROA for our peer group was 1.06% for the year ended December 31, 2020.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 3.76% for the three months ended March 31, 2021, compared to 4.47% for the same period in 2020.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), and a decrease in the yield on the Company’s loan portfolio. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending March 31, 2021 and 2020, the effective yield on total earning assets decreased 79 basis points, while the cost of total interest-bearing liabilities decreased 14 basis points and the cost of total deposits decreased to 0.06% compared to 0.13%.  Net interest income before the provision for credit losses for the three-month period ended March 31, 2021 was $17,555,000 compared to $16,029,000 for the same period in 2020.
    Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the three months ended March 31, 2021 decreased $4,542,000 or 69.44%, to $1,999,000 compared to $6,541,000 for the three months ended March 31, 2020.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities, service charge income, gain related to the collection of life insurance proceeds, and FHLB dividends; offset by increases in loan placement fees, and interchange fees, compared to the comparable 2020 period. Further detail of non-interest income is provided below.

Table of Contents`
Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $3,783,000 and $3,278,000 at March 31, 2021 and December 31, 2020, respectively.  Nonperforming assets totaled 0.35% of gross loans as of March 31, 2021 and 0.30% of gross loans as of December 31, 2020. The ratio of nonperforming assets to total assets was 0.17% as of March 31, 2021 and 0.16% as of December 31, 2020. The nonperforming assets at March 31, 2021 and December 31, 2020 consisted of nonaccrual loans of $3,783,000 and $3,278,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at March 31, 2021 or December 31, 2020. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The allowance for credit losses as a percentage of outstanding loan balance was 1.11% as of March 31, 2021 and 1.17% as of December 31, 2020. The ratio of net charge-off (recovery) to average loans was (0.35)% as of March 31, 2021 and (0.05)% as of December 31, 2020.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $196,427,000 or 9.80% during the three months ended March 31, 2021 to $2,200,523,000 compared to $2,004,096,000 as of December 31, 2020, primarily due to the Company’s participation in the PPP.  Total gross loans decreased by 1.09% or $12,007,000 to $1,090,340,000 as of March 31, 2021 compared to $1,102,347,000 as of December 31, 2020.  Total deposits increased 11.59% to $1,922,403,000 as of March 31, 2021 compared to $1,722,710,000 as of December 31, 2020. The Company’s deposit balances for the three months ended March 31, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts. Our loan-to-deposit ratio at March 31, 2021 was 56.72% compared to 63.99% at December 31, 2020.  The loan-to-deposit ratio of our peers was 80.00% at December 31, 2020.  Further discussion of loans and deposits is below.

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
    The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of March 31, 2021, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2021. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 56.34% for the three months ended March 31, 2021 compared to 65.71% for the three months ended March 31, 2020.  The improvement in the

Table of Contents`
efficiency ratio was due to the growth in non-interest income along with the decrease in non-interest expense. Further discussion of the change in net interest income and decrease in operating expenses is below.
    The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, increased 9.86% to $19,904,000 for the first three months of 2021 compared to $18,117,000 for the same period in 2020, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, decreased 5.80% to $11,214,000 from $11,904,000 for the same period in 2020.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $244,763,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $991,060,000 or 45.04% of total assets at March 31, 2021 and $788,004,000 or 39.32% of total assets as of December 31, 2020.

RESULTS OF OPERATIONS

Net Income for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net income increased to $7,479,000 for the three months ended March 31, 2021 compared to $6,623,000 for the three months ended March 31, 2020.  Basic and diluted earnings per share for March 31, 2021 were $0.60 and $0.60, respectively. Basic and diluted earnings per share for the same period in 2020 were $0.52 and $0.52, respectively. Annualized ROE was 12.17% for the three months ended March 31, 2021 compared to 11.62% for the three months ended March 31, 2020.  Annualized ROA for the three months ended March 31, 2021 and 2020 was 1.42% and 1.66%, respectively.
    The increase in net income for the three months ended March 31, 2021 compared to the same period in 2020 was primarily driven by an increase in net interest income, a decrease in non-interest expense, a reversal of provision for credit losses, an increase in loan placement fees, and a decrease in provision for income taxes, partially offset by a decrease in net realized gains on sales and calls of investment securities. During the three months ended March 31, 2021, the Company recorded a $1,800,000 reversal of provision for credit losses, compared to a $1,375,000 provision during the three months ended March 31, 2020. The reversal of provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the three months ended March 31, 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.

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

Table of Contents`
CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2021			For the Three Months Ended March 31, 2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$129,185	$32	0.10%	$53,796	$183	1.36%
Securities:
Taxable securities	510,322	2,733	2.14%	451,558	3,266	2.89%
Non-taxable securities (1)	217,125	1,667	3.07%	16,313	201	4.93%
Total investment securities	727,447	4,400	2.42%	467,871	3,467	2.96%
Total securities and interest-earning deposits	856,632	4,432	2.07%	521,667	3,650	2.80%
Loans (2) (3)	1,077,140	13,765	5.18%	923,208	12,898	5.62%
Total interest-earning assets	1,933,772	$18,197	3.82%	1,444,875	$16,548	4.61%
Allowance for credit losses	(13,453)			(9,243)
Nonaccrual loans	3,712			1,403
Cash and due from banks	34,710			25,606
Bank premises and equipment	8,282			7,553
Other assets	137,054			127,870
Total average assets	$2,104,077			$1,598,064
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$491,910	$48	0.04%	$377,137	$101	0.11%
Money market accounts	395,686	160	0.16%	275,581	144	0.21%
Time certificates of deposit	89,166	60	0.27%	91,505	187	0.82%
Total interest-bearing deposits	976,762	268	0.11%	744,223	432	0.23%
Other borrowed funds	5,155	24	1.86%	5,155	45	3.49%
Total interest-bearing liabilities	981,917	$292	0.12%	749,378	$477	0.26%
Non-interest bearing demand deposits	845,065			590,180
Other liabilities	31,182			30,505
Shareholders’ equity	245,913			228,001
Total average liabilities and shareholders’ equity	$2,104,077			$1,598,064
Interest income and rate earned on average earning assets		$18,197	3.82%		$16,548	4.61%
Interest expense and interest cost related to average interest-bearing liabilities		292	0.12%		477	0.26%
Net interest income and net interest margin (4)		$17,905	3.76%		$16,071	4.47%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $350 and $42 in 2021 and 2020, respectively.
(2)Loan interest income includes loan fees (costs) of $2,068 in 2021 and $(66) in 2020.
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

Changes in Volume/Rate	For the Three Months Ended March 31, 2021 and 2020
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$256	$(407)	$(151)
Investment securities:
Taxable	425	(958)	(533)
Non-taxable (1)	2,474	(1,008)	1,466
Total investment securities	2,899	(1,966)	933
Federal funds sold	—	—	—
Loans	2,150	(1,283)	867
Total earning assets (1)	5,305	(3,656)	1,649
Interest expense:
Deposits:
Savings, NOW and MMA	92	(129)	(37)
Time certificate of deposits	(4)	(123)	(127)
Total interest-bearing deposits	88	(252)	(164)
Other borrowed funds	—	(21)	(21)
Total interest-bearing liabilities	88	(273)	(185)
Net interest income (1)	$5,217	$(3,383)	$1,834
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $867,000 or 6.72% for the three months ended March 31, 2021 compared to the same period in 2020. Net interest income during the first three months of 2021 was positively impacted by an increase in average total loans of $153,932,000 or 16.67% to $1,077,140,000 compared to $923,208,000 for the same period in 2020. The yield on average loans, excluding nonaccrual loans, was 5.18% for the three months ended March 31, 2021 compared to 5.62% for the same period in 2020. Net interest income for the period ending March 31, 2021 was benefited by approximately $430,000 in nonrecurring income from prepayment penalties, compared to $238,000 recorded in the same period in 2020.  The impact to interest income from the accretion of the loan marks on acquired loans was $173,000 and $693,000 for the three months ended March 31, 2021 and 2020, respectively. The remaining balance of accretable loan marks on acquired loans as of March 31, 2021 was $2,422,000.
    Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $474,000 in the first three months of 2021 to $4,082,000 compared to $3,608,000 for the same period in 2020.  The yield on average total investments (total securities and interest-earning deposits) decreased 73 basis points to 2.07% for the three month period ended March 31, 2021 compared to 2.80% for the same period in 2020. Average total securities and interest-earning deposits for the first three months of 2021 increased $334,965,000 or 64.21% to $856,632,000 compared to $521,667,000 for the same period in 2020.  Income from investments represents 23.25% of net interest income for the first three months of 2021 compared to 22.51% for the same period in 2020.
    In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2021, we held $322,306,000 or 41.93% of the total fair value of the investment portfolio in CMOs with an average yield of 1.52% as compared to $299,806,000 and $266,228,000 with average yields of 2.15% and 2.85% at December 31, 2020 and March 31, 2020, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs and MBS would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs and MBS would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage

Table of Contents`
loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
    The net-of-tax unrealized gain on the investment portfolio was $5,262,000 at March 31, 2021 and is reflected in the Company’s equity.  At March 31, 2021, the average life of the investment portfolio was 4.47 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $7,470,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the three months ended March 31, 2021 and 2020, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
    A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2021, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $88,000,000 or 9.23%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $83,000,000 or 8.71%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
    Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
    Total interest income on a non-tax equivalent basis for the three months ended March 31, 2021 increased $1,341,000 or 8.12% to $17,847,000 compared to $16,506,000 for the three months ended March 31, 2020.  The yield on interest earning assets decreased 79 basis points to 3.82% on a fully tax equivalent basis for the three months ended March 31, 2021 from 4.61% for the period ended March 31, 2020. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $1,933,772,000 for the three months ended March 31, 2021 compared to $1,444,875,000 for the three months ended March 31, 2020.  The $488,897,000 increase in average earning assets was attributed to the $334,965,000 increase in average investments and a $153,932,000 or 16.67% increase in average loans.
    Interest expense on deposits for the three months ended March 31, 2021 and 2020 was $268,000 and $432,000, respectively. The average interest rate on interest bearing deposits decreased to 0.11% for the three months ended March 31, 2021 compared to 0.23% for the same period ended March 31, 2020.  Average interest-bearing deposits increased 31.25% or $232,539,000 to $976,762,000 for the three months ended March 31, 2021 compared to $744,223,000 for the same period ended March 31, 2020.
    Average other borrowed funds were $5,155,000 with an effective rate of 1.86% for the three months ended March 31, 2021 compared to $5,155,000 with an effective rate of 3.49% for the three months ended March 31, 2020.  Total interest expense on other borrowed funds was $24,000 for the three months ended March 31, 2021 and $45,000 for the three months ended March 31, 2020.  Other borrowings include advances from the Federal Home Loan Bank (“FHLB”), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.84% and 3.90% at March 31, 2021 and 2020, respectively.  See the section on “Financial Condition” for more detail.
    The cost of interest-bearing liabilities decreased 14 basis points to 0.12% for the three-month period ended March 31, 2021 compared to 0.26% for the same period in 2020. The cost of total deposits decreased to 0.06% compared to 0.13% for the three-month periods ended March 31, 2021 and 2020.  Average non-interest bearing demand deposits increased 43.19% to $845,065,000 in 2021 compared to $590,180,000 for 2020.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 46.39% in the three-month period ended March 31, 2021 compared to 44.23% for the same period in 2020.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the three months ended March 31, 2021 increased by $1,526,000 or 9.52% to $17,555,000 compared to $16,029,000 for the same period in 2020.  The increase was a result of yield changes, asset mix changes, and an increase in average interest bearing liabilities, offset by an increase in average earning assets. The impact to interest income from the accretion of the loan marks on acquired loans was $173,000 and $693,000 for the three months ended March 31, 2021 and 2020, respectively. In addition, net interest income before the provision for credit losses for the three months ended March 31, 2021 was benefited by approximately $430,000 in nonrecurring income from prepayment penalties, as compared to $238,000 in nonrecurring income for the three months ended March 31, 2020. Excluding these reversals and benefits, net interest income for the three months ended March 31, 2021 increased by $1,854,000 compared to the

Table of Contents`
three months ended March 31, 2020. Average interest earning assets were $1,933,772,000 for the three months ended March 31, 2021 with a net interest margin (fully tax equivalent basis) of 3.76% compared to $1,444,875,000 with a net interest margin (fully tax equivalent basis) of 4.47% for the three months ended March 31, 2020.  The $488,897,000 increase in average earning assets was attributed to the $334,965,000 increase in average total investments and the $153,932,000 or 16.67% increase in average loans.  For the three months ended March 31, 2021, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 73 basis points. The effective yield on loans decreased 44 basis points. Average interest bearing liabilities increased 31.03% to $981,917,000 for the three months ended March 31, 2021, compared to $749,378,000 for the same period in 2020.

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
    The establishment of an adequate credit allowance is based on an allowance model that utilizes qualitative and quantitative factors, historical losses, loan level risk ratings and portfolio management tools.  The Board of Directors has established initial responsibility for the accuracy of credit risk ratings with the individual credit officer and oversight from Credit Administration who ensures the accuracy of the risk ratings. Quarterly, the credit officers must certify the current risk ratings of the loans in their portfolio. Credit Administration reviews the certifications and reports to the Board of Directors Audit Committee. At least annually the loan portfolio, including risk ratings, is reviewed by a third party credit reviewer. Regulatory agencies also review the loan portfolio on a periodic basis. See “Allowance for Credit Losses” for more information on the Company’s Allowance for Loan Loss..
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

Table of Contents`
    The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	March 31, 2021	December 31, 2020
Commercial:
Commercial and industrial	$2,008	$1,764
Agricultural production	475	255
Total commercial	2,483	2,019
Real estate:
Owner occupied	1,797	2,128
Real estate construction and other land loans	1,274	1,204
Commercial real estate	4,372	4,781
Agricultural real estate	766	838
Other real estate	143	223
Total real estate	8,352	9,174
Consumer:
Equity loans and lines of credit	359	457
Consumer and installment	529	634
Total consumer	888	1,091
Unallocated reserves	333	631
Total allowance for credit losses	$12,056	$12,915

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
     During the three months ended March 31, 2021, the Company recorded a $1,800,000 reversal of provision for credit losses, compared to a $1,375,000 provision during the three months ended March 31, 2020. The reversal of provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the three months ended March 31, 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    The Company had net recoveries totaling $941,000 for the three months ended March 31, 2021, and $41,000 for the same period in 2020.
    Nonperforming loans, consisting entirely of nonaccrual loans, were $3,783,000 and $3,278,000 at March 31, 2021 and December 31, 2020, respectively, and $1,115,000 at March 31, 2020.  Nonperforming loans as a percentage of total loans were 0.35% at March 31, 2021 compared to 0.30% at December 31, 2020 and 0.12% at March 31, 2020.  The Company had no other real estate owned (OREO) at March 31, 2021 or December 31, 2020. The Company held no repossessed assets at March 31, 2021 or December 31, 2020.
    The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.35)% for the three months ended March 31, 2021, and (0.02)% for the same period in 2020.
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

Table of Contents`
incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.
    We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2021, there were $34.3 million in classified loans of which $1.2 million related to agricultural real estate, $9.1 million to commercial and industrial loans, $3.2 million to agricultural production, $7.0 million to real estate owner occupied, $9.6 million in commercial real estate, $3.2 million to real estate construction and other land loans, and $0.9 million to consumer equity loans and lines of credit. This compares to $36.1 million in classified loans of which $1.2 million related to agricultural real estate, $10.4 million to commercial and industrial loans, $3.3 million to agricultural production, $7.3 million to real estate owner occupied, $9.6 million to commercial real estate, $1.0 million to consumer equity and lines of credit, and $3.2 million to real estate construction and other land loans as of December 31, 2020.
    As of March 31, 2021, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $19,355,000 for the three months period ended March 31, 2021 and $14,654,000 for the same period in 2020.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,999,000 for the three months ended March 31, 2021 compared to $6,541,000 for the same period in 2020.  The $4,542,000 or 69.44% decrease in non-interest income during the three months ended March 31, 2021 was primarily driven by a decrease of $4,198,000 in net realized gains on sales and calls of investment securities, a decrease in service charge income of $214,000, a decrease of $479,000 in other income, and a decrease in FHLB dividends of $37,000, offset by an increase in loan placement fees of $358,000 and an increase of $37,000 in interchange fees.
    During the three months ended March 31, 2021, we realized a net gain on sales and calls of investment securities of $0 compared to $4,198,000 for the same period in 2020.  The net gains realized on sales and calls of investment securities in 2020 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
    Customer service charges decreased $214,000 or 33.13% to $432,000 for the first three months of 2021 compared to $646,000 for the same period in 2020. Interchange fees increased $37,000 to $370,000 the first three months of 2021 compared to $333,000 for the same period in 2020. Loan placement fees increased $358,000 or 119.73% to $657,000 for the first three months of 2021 compared to $299,000 for the same period in 2020. Other income decreased $479,000 the first three months of 2021 compared to the same period in 2020. The decrease in other income resulted from a $297,000 gain recorded the first three months of 2020 related to the collection of life insurance proceeds.
    The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,595,000 in FHLB stock.  We received dividends totaling $70,000 in the three months ended March 31, 2021, compared to $107,000 for the same period in 2020.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $690,000 or 5.71% to $11,388,000 for the three months ended March 31, 2021, compared to $12,078,000 for the three months ended March 31, 2020.  The net decrease for the first three months of 2021 was primarily the result of decreases in salaries and employee benefits of $574,000, professional services of $102,000, occupancy and equipment expenses of $31,000, information technology of $49,000, amortization of software of $33,000, advertising of $44,000, and directors’ expenses of $151,000, partially offset by increases in data processing expenses of $281,000, regulatory assessments of $114,000, personnel of $112,000, and other non-interest expenses of $7,000.
    The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 56.34% for the three months ended

Table of Contents`
March 31, 2021 compared to 65.71% for the three months ended March 31, 2020. The decrease in the efficiency ratio was due to the decrease in non-interest expense as well as the growth in non-interest income.
    Salaries and employee benefits decreased $574,000 or 7.64% to $6,938,000 for the first three months of 2021 compared to $7,512,000 for the three months ended March 31, 2020.  Full time equivalent employees were 269 for the three months ended March 31, 2021, compared to 273 for the three months ended March 31, 2020. The decrease in total salaries and employee benefits was the result of a decrease of $1,232,000 in officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split dollar plans; offset by an increase of approximately $659,000 in salaries and benefits. A portion of the salaries and benefits increase was related to a $214,000 accrual for severance pay.
    Occupancy and equipment expense decreased $31,000 or 2.71% to $1,113,000 for the three months ended March 31, 2021 compared to $1,144,000 for the three months ended March 31, 2020. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at March 31, 2021 and at March 31, 2020.
    Data processing expense increased to $617,000 for the three months ended March 31, 2021 compared to $336,000 for the same period in 2020. Regulatory assessments increased to $161,000 for the three months ended March 31, 2021 compared to $47,000 for the same period in 2020.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
    Professional services decreased by $102,000 in the first three months of 2021 compared to the same period in 2020. Personnel expense included an accrual of $135,000 for an executive search firm to find a replacement for our retiring chief executive officer.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Three Months Ended March 31,
	2021		2020
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$50	0.01%	$65	0.02%
Amortization of software	16	—%	49	0.01%
Postage	55	0.01%	54	0.01%
Risk management expense	27	0.01%	59	0.01%
Shareholder services	22	—%	23	0.01%
Personnel other	173	0.03%	61	0.02%
Armored courier fees	69	0.01%	71	0.02%
Telephone	50	0.01%	53	0.01%
Alarm	32	0.01%	18	—%
Donations	58	0.01%	52	0.01%
Education/training	31	0.01%	52	0.01%
Loan related expenses	13	—%	14	—%
General insurance	46	0.01%	41	0.01%
Travel and mileage expense	7	—%	67	0.02%
Operating losses	12	—%	41	0.01%
Other	290	0.06%	224	0.06%
Total other non-interest expense	$951	0.18%	$944	0.24%

Provision for Income Taxes

Our effective income tax rate was 24.95% for the three months ended March 31, 2021 compared to 27.36% for the three months ended March 31, 2020. The Company reported an income tax provision of $2,487,000 for the three months ended March 31, 2021, compared to $2,494,000 for the three months ended March 31, 2020.  The effective tax rate was affected by the increase in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2021 and December 31, 2020, there was no reserve for uncertain tax positions.

Table of Contents`

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2021 compared to December 31, 2020

Total assets were $2,200,523,000 as of March 31, 2021, compared to $2,004,096,000 at December 31, 2020, an increase of 9.80% or $196,427,000.  Total gross loans were $1,090,340,000 at March 31, 2021, compared to $1,102,347,000 at December 31, 2020, a decrease of $12,007,000 or 1.09%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 27.35% or $206,148,000 to $959,977,000 at March 31, 2021 compared to $753,829,000 at December 31, 2020.  Total deposits increased 11.59% or $199,693,000 to $1,922,403,000 at March 31, 2021, compared to $1,722,710,000 at December 31, 2020.  Shareholders’ equity decreased $3,176,000 or 1.30% to $241,845,000 at March 31, 2021, compared to $245,021,000 at December 31, 2020. The decrease in shareholder’s equity was driven by the decrease in net unrealized gains on available-for-sale (AFS), offset by the retention of earnings, net of dividends paid. Accrued interest payable and other liabilities was $31,120,000 at March 31, 2021, compared to $31,210,000 at December 31, 2020, a decrease of $90,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2021, investment securities with a fair value of $177,938,000, or 23.15% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
    The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2021 was 56.72% compared to 63.99% at December 31, 2020.  The loan-to-deposit ratio of our peers was 80.00% at December 31, 2020.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 27.35% or $206,148,000 to $959,977,000 at March 31, 2021, from $753,829,000 at December 31, 2020.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $7,470,000 at March 31, 2021, compared to a net unrealized gain of $21,091,000 at December 31, 2020.
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

Table of Contents`
    Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
     For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  There were no OTTI losses recorded during the three months ended March 31, 2020.
    At March 31, 2021, the Company held one U.S. Government agency security which was in a gain position.
    At March 31, 2021, the Company held 114 obligations of states and political subdivision securities of which 43 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.
    At March 31, 2021, the Company held 114 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which four were in a loss position for less than 12 months and 15 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.
    At March 31, 2021, the Company had a total of 36 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $108,053,000 and a net unrealized loss of approximately $132,000.  13 of the PLMABS securities were in a loss position for less than 12 months and one has been in loss for more than 12 months at March 31, 2021. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At March 31, 2021, the Company held ten corporate debt securities of which four were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2021.
    See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $12,007,000 or 1.09% to $1,090,340,000 as of March 31, 2021, compared to $1,102,347,000 as of December 31, 2020.

Table of Contents`
    The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2021	% of Total Loans	December 31, 2020	% of Total Loans
Commercial:
Commercial and industrial	$271,251	24.8%	$273,994	24.9%
Agricultural production	21,049	1.9%	21,971	2.0%
Total commercial	292,300	26.7%	295,965	26.9%
Real estate:
Owner occupied	203,441	18.5%	208,843	18.9%
Real estate construction and other land loans	57,966	5.3%	55,419	5.0%
Commercial real estate	340,673	31.2%	338,886	30.7%
Agricultural real estate	83,107	7.6%	84,258	7.6%
Other real estate	26,976	2.5%	28,718	2.6%
Total real estate	712,163	65.1%	716,124	64.8%
Consumer:
Equity loans and lines of credit	52,512	4.8%	55,634	5.0%
Consumer and installment	36,536	3.4%	37,236	3.3%
Total consumer	89,048	8.2%	92,870	8.3%
Net deferred origination costs	(3,171)		(2,612)
Total gross loans	1,090,340	100.0%	1,102,347	100.0%
Allowance for credit losses	(12,056)		(12,915)
Total loans	$1,078,284		$1,089,432

    As of March 31, 2021, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.6% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.7% of total loans at December 31, 2020.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
    At March 31, 2021, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $120,733,000, of which $2,439,000 were commercial loans, $105,845,000 were real estate loans, and $12,449,000 were consumer loans. At December 31, 2020, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $127,186,000, of which $2,529,000 were commercial loans, $110,616,000 were real estate loans, and $14,041,000 were consumer loans.
    We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth was the issuance of PPP loans. As of March 31, 2021, gross loans included $190,900,000 in PPP loans which are fully guaranteed by the SBA.
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

Table of Contents`
    At March 31, 2021, total nonperforming assets totaled $3,783,000, or 0.17% of total assets, compared to $3,278,000, or 0.16% of total assets at December 31, 2020.  Total nonperforming assets at March 31, 2021, included nonaccrual loans totaling $3,783,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2020 consisted of $3,278,000 in nonaccrual loans, no OREO, and no other repossessed assets. At March 31, 2021 and December 31, 2020, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans.
    A summary of nonperforming loans at March 31, 2021 and December 31, 2020 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2021 or at December 31, 2020.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans:
Commercial and industrial	$362	$752
Owner occupied real estate	—	370
Real estate construction and other land loans	1,524	1,556
Agricultural real estate	1,399	—
Commercial real estate	498	512
Consumer and installment	—	88
Total nonaccrual	3,783	3,278
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$3,783	$3,278
Ratio of nonperforming loans to total loans	0.35%	0.30%
Ratio of allowance for credit losses to nonperforming loans	318.7%	394.0%
Loans considered to be impaired	$11,006	$11,186
Related allowance for credit losses on impaired loans	$1,259	$631

    We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2021 and December 31, 2020, we had impaired loans totaling $11,006,000 and $11,186,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record a charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral, unless there is an extenuating circumstance that may positively affect the amount collected. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2021.

(In thousands)	Balance, December 31, 2020	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2021
Nonaccrual loans:
Commercial and industrial	$752	$—	$(335)	$—	$(55)	$—	$362
Agricultural land and industrial	—	2,141	(742)	—	—	—	1,399
Real estate	882	—	(210)	—	(174)	—	498
Real estate construction and other land loans	1,556	—	(32)	—	—	—	1,524
Consumer	88	—	(2)	—	(86)	—	—
Total nonaccrual	$3,278	$2,141	$(1,321)	$—	$(315)	$—	$3,783

Table of Contents`
    OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at March 31, 2021 or December 31, 2020. The Company held no repossessed assets at March 31, 2021 or December 31, 2020.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 49 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 49 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
    The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020	2020
Balance, beginning of period	$12,915	$9,130	$9,130
(Reversal of) provision for credit losses	(1,800)	3,275	1,375
Losses charged to allowance	(57)	(229)	(43)
Recoveries	998	739	84
Balance, end of period	$12,056	$12,915	$10,546
Allowance for credit losses to total loans at end of period	1.11%	1.17%	1.13%

Table of Contents`
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
    As of March 31, 2021, the balance in the allowance for credit losses (ALLL) was $12,056,000 compared to $12,915,000 as of December 31, 2020.  The decrease is attributed to the reversal of provision of $1,800,000 during the three months ended March 31, 2021.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $349,244,000 as of March 31, 2021, compared to $326,179,000 as of December 31, 2020.  At March 31, 2021 and December 31, 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
    As of March 31, 2021, the ALLL was 1.11% of total gross loans compared to 1.17% as of December 31, 2020.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $120,733,000 at March 31, 2021 and $127,186,000 at December 31, 2020. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.24% and 1.32% at March 31, 2021 and December 31, 2020, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.40% and 1.59%, respectively. As of March 31, 2021, gross loans included $190,900,000 related to PPP loans which are fully guaranteed by the SBA. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 1.55% and 1.65% as of March 31, 2021 and December 31, 2020, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at March 31, 2021. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL for those loans.
    The Company’s loan portfolio balances for the three months ended March 31, 2021 increased through organic growth and through participation in the PPP loan program.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of March 31, 2021. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
    The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2021		December 31, 2020		March 31, 2020
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$10,015	0.92%	$10,072	0.91%	$14,095	1.52%
Past due loans	—	—%	89	0.01%	1,336	0.14%
Nonaccrual loans	3,783	0.35%	3,278	0.30%	1,115	0.12%

Table of Contents`
Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2021, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
During March 2020, the COVID-19 pandemic emerged and began impacting the state and local economies in our market due to local shelter-in-place orders and restrictions on businesses which caused many nonessential businesses to close and workers to be temporarily unemployed. COVID-19 could cause a further and sustained decline in the Company’s stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Management considered the COVID-19 related economic downturn to be such a triggering event and therefore performed qualitative assessments at the end of the first, second and fourth quarters of 2020. Given the continued economic impact of the pandemic, management determined it appropriate to perform a quantitative test as of September 30, 2020. Management engaged a third party valuation specialist to assist with the performance of the quantitative goodwill impairment test in the third quarter of 2020. Significant assumptions inherent in the valuation methodologies for goodwill that were employed and included, but were not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on this quantitative test, it was determined that the fair value of the reporting unit exceeded the carrying value as of September 30, 2020. With the economic risks and uncertainties associated with the COVID-19 pandemic continuing during the first quarter of 2021, management performed a qualitative assessment including performance trends, market information and economic data and determined it was more likely than not that the fair value of the reporting unit exceeded the carrying value.
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
    The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at March 31, 2021 was $1,009,000, net of $2,743,000 in accumulated amortization expense.  The carrying value at December 31, 2020 was $1,183,000, net of $2,569,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2021.  Amortization expense recognized was $174,000 and $174,000 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Table of Contents`
    The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2021	$488
2022	455
2023	66
$1,009
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
    Total deposits increased $199,693,000 or 11.59% to $1,922,403,000 as of March 31, 2021, compared to $1,722,710,000 as of December 31, 2020.  Interest-bearing deposits increased $138,928,000 or 15.47% to $1,036,749,000 as of March 31, 2021, compared to $897,821,000 as of December 31, 2020.  Non-interest bearing deposits increased $60,765,000 or 7.37% to $885,654,000 as of March 31, 2021, compared to $824,889,000 as of December 31, 2020.  Average non-interest bearing deposits to average total deposits was 46.39% for the three months ended March 31, 2021 compared to 44.23% for the same period in 2020. The Company’s deposit balances for the three months ended March 31, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts.
    The composition of the deposits and average interest rates paid at March 31, 2021 and December 31, 2020 is summarized in the table below.

(Dollars in thousands)	March 31, 2021	% of Total Deposits	Average Effective Rate	December 31, 2020	% of Total Deposits	Average Effective Rate
NOW accounts	$325,327	16.9%	0.05%	$310,697	18.0%	0.11%
MMA accounts	441,676	23.0%	0.16%	341,088	19.8%	0.18%
Time deposits	89,427	4.7%	0.27%	89,846	5.2%	0.65%
Savings deposits	180,319	9.4%	0.01%	156,190	9.1%	0.02%
Total interest-bearing	1,036,749	54.0%	0.11%	897,821	52.1%	0.18%
Non-interest bearing	885,654	46.0%		824,889	47.9%
Total deposits	$1,922,403	100.0%		$1,722,710	100.0%
Other Borrowings

As of March 31, 2021 and December 31, 2020, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $241,845,000 at March 31, 2021, compared to $245,021,000 at December 31, 2020.  The decrease from December 31, 2020 in shareholders’ equity is the result of a decrease in accumulated other comprehensive income (AOCI) of $9,594,000 and common stock cash dividends of $1,377,000, offset by an increase in retained earnings from net income of $7,479,000, the exercise of stock options of $1,000, stock issued under the employee stock purchase plan of $56,000, the effect of share based compensation expense of $101,000, and stock awarded to employees of $158,000.

Table of Contents`
    On March 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $12 million worth of the Company’s outstanding common stock.  During the three months ended March 31, 2021, the Company did not repurchase or retired any shares related to the March 17, 2021 stock repurchase plan. The share repurchase plan began on March 18, 2021 and will end on March 17, 2022.
    During the first three months of 2021, the Company declared and paid $1,377,000 in cash dividends ($0.11 per common share) to holders of common stock. The Company declared and paid a total of $5,530,000 in cash dividends ($0.44 per common share) to holders of common stock during the year ended December 31, 2020.
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
    The following table presents the Company’s regulatory capital ratios as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)
March 31, 2021	Amount	Ratio
Tier 1 Leverage Ratio	$184,972	9.09%
Common Equity Tier 1 Ratio (CET 1)	$179,972	14.38%
Tier 1 Risk-Based Capital Ratio	$184,972	14.78%
Total Risk-Based Capital Ratio	$197,278	15.76%

December 31, 2020
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%
The following table presents the Bank’s regulatory capital ratios as of March 31, 2021 and December 31, 2020.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$183,699	9.03%	$81,371	4.00%	$101,714	5.00%
Common Equity Tier 1 Ratio (CET 1)	$183,699	14.68%	$56,326	4.50%	$81,359	6.50%
Tier 1 Risk-Based Capital Ratio	$183,699	14.68%	$75,101	6.00%	$100,135	8.00%
Total Risk-Based Capital Ratio	$196,005	15.66%	$100,135	8.00%	$125,168	10.00%

December 31, 2020
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%	$96,065	5.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%	$79,945	6.50%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%	$98,394	8.00%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%	$122,992	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2021, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five

Table of Contents`
years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2021, the rate was 1.84%.

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
    Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2021, the Company had unpledged securities totaling $598,281,000 available as a secondary source of liquidity and total cash and cash equivalents of $214,841,000.  Cash and cash equivalents at March 31, 2021 increased 205.70% compared to $70,278,000 at December 31, 2020.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
    As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2021, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $244,763,000 in unused FHLB secured advances and a $12,845,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2021, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

Table of Contents`
    The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2021 and December 31, 2020:

Credit Lines (In thousands)	March 31, 2021	December 31, 2020
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$244,763	$253,371
Balance outstanding	$—	$—
Collateral pledged	$453,252	$435,152
Fair value of collateral	$396,253	$379,831
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$12,845	$13,323
Balance outstanding	$—	$—
Collateral pledged	$12,988	$13,538
Fair value of collateral	$13,200	$13,703

    The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by California statutes and the regulations.

OFF-BALANCE SHEET ITEMS

In the ordinary course of business, the Company is a party to financial instruments with off-balance risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  For an expanded discussion of these financial instruments, refer to Note 7of the Notes to Consolidated Financial Statements included herein and Note 13 of the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K.
    In the ordinary course of business, the Company is party to various operating leases.  For a fuller discussion of these financial instruments, refer to Note 10 of the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Table of Contents`
    There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $12 million worth of the Company’s outstanding common stock, or approximately 636,943 shares.  During the three months ended March 31, 2021, the Company did not repurchase or retired any shares related to the March 17, 2021 stock repurchase plan. The share repurchase plan began on March 18, 2021 and will end on March 17, 2022.

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

Central Valley Community Bancorp

Date: May 5, 2021	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: May 5, 2021	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer