Form 10-Q
period 2021-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2021-08-04
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 2, 2021 there were 11,984,214 shares of the registrant’s common stock outstanding.

2

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2021 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2021	December 31, 2020

ASSETS
Cash and due from banks	$39,346	$34,175
Interest-earning deposits in other banks	81,320	36,103
Total cash and cash equivalents	120,666	70,278
Available-for-sale debt securities	952,416	710,092
Equity securities	7,522	7,634
Loans, less allowance for credit losses of $10,439 at June 30, 2021 and $12,915 at December 31, 2020	1,059,506	1,089,432
Bank premises and equipment, net	8,465	8,228
Bank-owned life insurance	39,062	28,713
Federal Home Loan Bank stock	5,595	5,595
Goodwill	53,777	53,777
Core deposit intangibles	835	1,183
Accrued interest receivable and other assets	32,706	29,164
Total assets	$2,280,550	$2,004,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$899,406	$824,889
Interest bearing	1,079,688	897,821
Total deposits	1,979,094	1,722,710

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	45,252	31,210
Total liabilities	2,029,501	1,759,075
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 12,329,089 at June 30, 2021 and 12,509,848 at December 31, 2020	75,265	79,416
Retained earnings	162,910	150,749
Accumulated other comprehensive income, net of tax	12,874	14,856
Total shareholders’ equity	251,049	245,021
Total liabilities and shareholders’ equity	$2,280,550	$2,004,096

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$13,556	$12,600	$27,321	$25,498
Interest on deposits in other banks	29	13	61	196
Interest and dividends on investment securities:
Taxable	3,361	2,959	6,094	6,225
Exempt from Federal income taxes	1,409	412	2,726	571
Total interest income	18,355	15,984	36,202	32,490
INTEREST EXPENSE:
Interest on deposits	252	374	520	806
Interest on junior subordinated deferrable interest debentures	22	36	46	81
Total interest expense	274	410	566	887
Net interest income before provision for credit losses	18,081	15,574	35,636	31,603
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	(1,500)	3,000	(3,300)	4,375
Net interest income after provision for credit losses	19,581	12,574	38,936	27,228
NON-INTEREST INCOME:
Service charges	467	447	899	1,093
Appreciation in cash surrender value of bank-owned life insurance	176	176	349	358
Interchange fees	471	307	841	640
Net realized gains (losses) on sales of investment securities	(79)	(58)	(79)	4,140
Federal Home Loan Bank dividends	83	75	153	182
Loan placement fees	510	561	1,167	860
Other income	449	537	746	1,315
Total non-interest income	2,077	2,045	4,076	8,588
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,979	6,812	13,917	14,324
Occupancy and equipment	1,201	1,139	2,314	2,283
Professional services	475	522	831	980
Data processing	625	554	1,242	890
Regulatory assessments	172	146	333	193
ATM/Debit card expenses	191	187	416	481
Information technology	611	602	1,170	1,210
Directors’ expenses	113	136	154	328
Advertising	128	167	257	340
Internet banking expense	84	182	208	378
Amortization of core deposit intangibles	173	173	347	347
Other	878	878	1,829	1,823
Total non-interest expenses	11,630	11,498	23,018	23,577
Income before provision for income taxes	10,028	3,121	19,994	12,239
Provision for income taxes	2,465	820	4,952	3,315
Net income	$7,563	$2,301	$15,042	$8,924
Earnings per common share:
Basic earnings per share	$0.61	$0.18	$1.20	$0.71
Weighted average common shares used in basic computation	12,498,809	12,449,283	12,497,217	12,592,126
Diluted earnings per share	$0.60	$0.18	$1.20	$0.71
Weighted average common shares used in diluted computation	12,548,044	12,486,681	12,548,101	12,646,403
Cash dividend per common share	$0.12	$0.11	$0.23	$0.22

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$7,563	$2,301	$15,042	$8,924
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	10,729	12,366	(2,892)	10,679
Reclassification of net (gains) losses included in net income	79	58	79	(4,140)
Other comprehensive income, before tax	10,808	12,424	(2,813)	6,539
Tax effect	(3,196)	(3,673)	831	(1,933)
Total other comprehensive loss	7,612	8,751	(1,982)	4,606
Comprehensive income	$15,175	$11,052	$13,060	$13,530

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2021 AND 2020
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2020	12,472,939	$78,854	$141,147	$(1,328)	$218,673
Net income	—	—	2,301	—	2,301
Other comprehensive income	—	—	—	8,751	8,751
Restricted stock granted net of forfeitures	14,090	—	—	—	—
Stock issued under employee stock purchase plan	4,348	58			58
Stock-based compensation expense	—	128	—	—	128
Cash dividend	—	—	(1,372)	—	(1,372)
Stock options exercised	3,220	19	—	—	19
Balance, June 30, 2020	12,494,597	$79,059	$142,076	$7,423	$228,558

Balance, March 31, 2021	12,524,609	$79,732	$156,851	$5,262	$241,845
Net income	—	—	7,563	—	7,563
Other comprehensive income	—	—	—	7,612	7,612
Restricted stock granted net of forfeitures	20,967	—	—	—	—
Stock issued under employee stock purchase plan	3,292	54	—	—	54
Stock-based compensation expense	—	109	—	—	109
Cash dividend	—	—	(1,504)	—	(1,504)
Stock options exercised	19,900	212	—	—	212
Repurchase and retirement of common stock	(239,679)	(4,842)	—	—	(4,842)
Balance, June 30, 2021	12,329,089	$75,265	$162,910	$12,874	$251,049

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2020	13,052,407	$89,379	$135,932	$2,817	228,128
Net income	—	—	8,924	—	8,924
Other comprehensive income	—	—	—	4,606	4,606
Stock issued under employee stock purchase plan	7,981	115	—	—	115
Stock awarded to employees	6,548	141	—	—	141
Restricted stock granted net of forfeitures	14,090	—	—	—	—
Stock-based compensation expense	—	248	—	—	248
Cash dividend	—	—	(2,780)	—	(2,780)
Repurchase and retirement of common stock	(621,379)	(11,052)	—	—	(11,052)
Stock options exercised	34,950	228	—	—	228
Balance, June 30, 2020	12,494,597	$79,059	$142,076	$7,423	$228,558

Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	$245,021
Net income	—	—	15,042	—	15,042
Other comprehensive income	—	—	—	(1,982)	(1,982)
Restricted stock granted net of forfeitures	20,720	—	—	—	—
Stock issued under employee stock purchase plan	7,671	110	—	—	110
Stock awarded to employees	10,529	158	—	—	158
Stock-based compensation expense	—	210	—	—	210
Cash dividend	—	—	(2,881)	—	(2,881)
Stock options exercised	20,000	213	—	—	213
Repurchase and retirement of common stock	(239,679)	(4,842)	—	—	(4,842)
Balance, June 30, 2021	12,329,089	$75,265	$162,910	$12,874	$251,049

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,042	$8,924
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan fees	1,222	(5,975)
Depreciation	467	462
Accretion	(693)	(666)
Amortization	3,578	2,128
Stock-based compensation	210	248
(Reversal of) provision for credit losses	(3,300)	4,375
Net realized losses (gains) on sales and calls of available-for-sale investment securities	79	(4,140)
Net gain on disposal of premises and equipment	(8)	(6)
Net change in equity securities	112	(183)
Increase in bank-owned life insurance, net of expenses	(349)	(198)
Net gain on bank-owned life insurance	—	(462)
Net increase in accrued interest receivable and other assets	(3,767)	(1,418)
Net increase in accrued interest payable and other liabilities	14,199	417
Benefit (provision) for deferred income taxes	983	(1,735)
Net cash provided by operating activities	27,775	1,771
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(271,930)	(202,390)
Proceeds from sales or calls of available-for-sale investment securities	590	122,151
Proceeds from maturity and principal repayments of available-for-sale investment securities	23,660	16,103
Net decrease (increase) in loans	32,004	(176,105)
Purchases of premises and equipment	(704)	(101)
Purchases of bank-owned life insurance	(10,000)	(250)
FHLB stock redeemed	—	467
Proceeds from bank-owned life insurance	—	1,550
Proceeds from sale of premises and equipment	9	6
Net cash used in investing activities	(226,371)	(238,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	256,426	319,263
Net decrease in time deposits	(42)	(2,993)
Purchase and retirement of common stock	(4,842)	(11,052)
Proceeds from stock issued under employee stock purchase plan	110	115
Proceeds from exercise of stock options	213	228
Cash dividend payments on common stock	(2,881)	(2,780)
Net cash provided by financing activities	248,984	302,781
Increase in cash and cash equivalents	50,388	65,983
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,278	52,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,666	$118,557

	For the Six Months Ended June 30,
(In thousands)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$576	$937
Income taxes	$6,105	$2,810
Operating cash flows from operating leases	$1,124	$1,120

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2020 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2021, and the results of its operations and its cash flows for the six-month interim periods ended June 30, 2021 and 2020 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

    The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during 2022 due to the fact the Company elected to delay implementation of the CECL process as allowed by FASB. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

    FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to June 30, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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

	June 30, 2021
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$39,346	$39,346	$—	$—	$39,346
Interest-earning deposits in other banks	81,320	81,320	—	—	81,320
Available-for-sale debt securities	952,416	—	952,416	—	952,416
Equity securities	7,522	7,522	—	—	7,522
Loans, net	1,059,506	—	—	1,053,137	1,053,137
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,417	10	5,754	3,653	9,417
Financial liabilities:
Deposits	1,979,094	1,898,736	89,843	—	1,988,579
Junior subordinated deferrable interest debentures	5,155	—	—	4,234	4,234
Accrued interest payable	55	—	33	22	55

	December 31, 2020
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$34,175	$34,175	$—	$—	$34,175
Interest-earning deposits in other banks	36,103	36,103	—	—	36,103
Available-for-sale debt securities	710,092	—	710,092	—	710,092
Equity securities	7,634	7,634	—	—	7,634
Loans, net	1,089,432	—	—	1,087,124	1,087,124
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,834	9	3,617	5,208	8,834
Financial liabilities:
Deposits	1,722,710	1,691,647	90,008	—	1,781,655
Junior subordinated deferrable interest debentures	5,155	—	—	3,693	3,693
Accrued interest payable	65	—	41	24	65

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of June 30, 2021 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$19,994	$—	$19,994	$—
U.S. Government agencies	653	—	653	—
Obligations of states and political subdivisions	473,658	—	473,658	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	227,042	—	227,042	—
Private label mortgage and asset backed securities	180,781	—	180,781	—
Corporate debt securities	50,288	—	50,288	—
Equity securities	7,522	7,522	—	—
Total assets measured at fair value on a recurring basis	$959,938	$7,522	$952,416	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the six months ended June 30, 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the six months ended June 30, 2021. Also there were no liabilities measured at fair value on a recurring basis at June 30, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2021.

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the six months ended June 30, 2021.
    Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics. As of June 30, 2021, there were no loans measured using the fair value of the collateral for the collateral dependent loans.
    There were no charge-offs related to loans carried at fair value during the six months ended June 30, 2021 and 2020. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended June 30, 2021 and 2020 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021.

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

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of June 30, 2021, $191,882,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $18,278,000 at June 30, 2021 compared to an unrealized gain of $21,091,000 at December 31, 2020. The unrealized gain/(loss) recorded is net of $5,404,000,000 and $6,235,000 in tax liabilities (benefits) as accumulated other comprehensive income (loss) within shareholders’ equity at June 30, 2021 and December 31, 2020, respectively.

     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2021
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$19,987	$10	$(3)	$19,994
U.S. Government agencies	637	16	—	653
Obligations of states and political subdivisions	458,250	17,447	(2,039)	473,658
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	224,920	3,131	(1,009)	227,042
Private label mortgage and asset backed securities	180,844	1,293	(1,356)	180,781
Corporate debt securities	49,500	883	(95)	50,288
Total available-for-sale	$934,138	$22,780	$(4,502)	$952,416

	December 31, 2020
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$651	$29	$—	$680
Obligations of states and political subdivisions	361,734	18,170	(339)	379,565
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	3,575	(1,480)	216,298
Private label mortgage and asset backed securities	82,413	1,337	(242)	83,508
Corporate debt securities	30,000	260	(219)	30,041
Total available-for-sale	$689,001	$23,371	$(2,280)	$710,092
    Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2021 and 2020 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2021	2020	2021	2020
Proceeds from sales or calls	$590	$16,114	$590	$122,151
Gross realized gains from sales or calls	—	306	—	4,504
Gross realized losses from sales or calls	(79)	(364)	(79)	(364)
    As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
    The provision for income taxes includes $1,224,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the six months ended June 30, 2020.

    Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,997	$(3)	$—	$—	$9,997	$(3)
Obligations of states and political subdivisions	79,759	(2,039)	—	—	79,759	(2,039)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	47,184	(573)	52,818	(436)	100,002	(1,009)
Private label mortgage and asset backed securities	91,811	(1,327)	4,203	(29)	96,014	(1,356)
Corporate debt securities	16,405	(95)	—	—	16,405	(95)
Total available-for-sale	$245,156	$(4,037)	$57,021	$(465)	$302,177	$(4,502)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$36,209	$(339)	$—	$—	$36,209	$(339)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	30,755	(385)	77,337	(1,095)	108,092	(1,480)
Private label mortgage and asset backed securities	25,407	(242)	—	—	25,407	(242)
Corporate debt securities	12,881	(119)	3,900	(100)	16,781	(219)
Total available-for-sale	$105,252	$(1,085)	$81,237	$(1,195)	$186,489	$(2,280)
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
     As of June 30, 2021, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at June 30, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  There were no OTTI losses recorded during the six months ended June 30, 2021.

U.S. Treasury Securities

At June 30, 2021, the Company held two U.S. Treasury securities of which one security was in a loss position for less than 12 months. The unrealized loss on the Company’s investment in direct obligations of U.S. Treasury securities is associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuer. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

U.S. Government Agencies

    At June 30, 2021, the Company held one U.S. Government agency security which was in a gain position.

Obligations of States and Political Subdivisions

    At June 30, 2021, the Company held 122 obligations of states and political subdivision securities of which 16 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

    At June 30, 2021, the Company held 115 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which eight were in a loss position for less than 12 months and 11 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

Private Label Mortgage and Asset Backed Securities

    At June 30, 2021, the Company had a total of 49 Private Label Mortgage and Asset Backed Securities (PLMABS). 18 of the PLMABS securities were in a loss position for less than 12 months and two have been in loss for more than 12 months at June 30, 2021. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

    At June 30, 2021, the Company held 14 corporate debt securities of which five were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

    The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2021 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$304	$305
After one year through five years	3,317	3,627
After five years through ten years	84,162	86,564
After ten years	390,454	403,156
	478,237	493,652
Investment securities not due at a single maturity date:
U.S. Government agencies	637	653
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	224,920	227,042
Private label mortgage and asset backed securities	180,844	180,781
Corporate debt securities	49,500	50,288
Total available-for-sale	$934,138	$952,416

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2021	% of Total Loans	December 31, 2020	% of Total Loans
Commercial:
Commercial and industrial	$208,919	19.4%	$273,994	24.9%
Agricultural production	32,918	3.1%	21,971	2.0%
Total commercial	241,837	22.5%	295,965	26.9%
Real estate:
Owner occupied	200,232	18.7%	208,843	18.9%
Real estate construction and other land loans	65,282	6.1%	55,419	5.0%
Commercial real estate	357,519	33.4%	338,886	30.7%
Agricultural real estate	88,110	8.2%	84,258	7.6%
Other real estate	29,750	2.8%	28,718	2.6%
Total real estate	740,893	69.2%	716,124	64.8%
Consumer:
Equity loans and lines of credit	51,364	4.8%	55,634	5.0%
Consumer and installment	37,241	3.5%	37,236	3.3%
Total consumer	88,605	8.3%	92,870	8.3%
Net deferred origination (fees) costs	(1,390)		(2,612)
Total gross loans	1,069,945	100.0%	1,102,347	100.0%
Allowance for credit losses	(10,439)		(12,915)
Total loans	$1,059,506		$1,089,432

    At June 30, 2021 and December 31, 2020, loans originated under Small Business Administration (SBA) programs totaling $23,685,000 and $24,220,000, respectively, were included in the real estate and commercial categories, of which, $18,029,000 or 76% and $18,180,000 or 75%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At June 30, 2021, 630 PPP loans totaling $109,502,000 were outstanding and included in the commercial and industrial line item above. At December 31, 2020, 989 PPP loans totaling $192,916,000 were outstanding and included in the commercial and industrial line item above.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 50 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
    The following table shows the summary of activities for the Allowance as of and for the three months ended June 30, 2021 and 2020 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2021	$2,483	$8,352	$888	$333	$12,056
(Reversal) provision charged to operations	(307)	(1,302)	91	18	(1,500)
Charge-offs	—	—	(171)	—	(171)
Recoveries	34	—	20	—	54
Ending balance, June 30, 2021	$2,210	$7,050	$828	$351	$10,439

Allowance for credit losses:
Beginning balance, April 1, 2020	$1,657	$7,555	$1,236	$98	$10,546
Provision charged to operations	7	2,834	76	83	3,000
Charge-offs	—	—	(80)	—	(80)
Recoveries	423	—	48	—	471
Ending balance, June 30, 2020	$2,087	$10,389	$1,280	$181	$13,937

The following table shows the summary of activities for the Allowance as of and for the six months ended June 30, 2021 and 2020 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Reversal charged to operations	(439)	(2,443)	(138)	(280)	(3,300)
Charge-offs	(31)	—	(197)	—	(228)
Recoveries	661	319	72	—	1,052
Ending balance, June 30, 2021	$2,210	$7,050	$828	$351	$10,439

Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	233	3,620	377	145	4,375
Charge-offs	(29)	—	(94)	—	(123)
Recoveries	455	—	100	—	555
Ending balance, June 30, 2020	$2,087	$10,389	$1,280	$181	$13,937

    The following is a summary of the Allowance by impairment methodology and portfolio segment as of June 30, 2021 and December 31, 2020 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2021	$2,210	$7,050	$828	$351	$10,439
Ending balance: individually evaluated for impairment	$865	$10	$5	$—	$880
Ending balance: collectively evaluated for impairment	$1,345	$7,040	$823	$351	$9,559

Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915
Ending balance: individually evaluated for impairment	$339	$271	$21	$—	$631
Ending balance: collectively evaluated for impairment	$1,680	$8,903	$1,070	$631	$12,284
    The following table shows the ending balances of loans as of June 30, 2021 and December 31, 2020 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2021	$241,837	$740,893	$88,605	$1,071,335
Ending balance: individually evaluated for impairment	$6,503	$971	$1,065	$8,539
Ending balance: collectively evaluated for impairment	$235,334	$739,922	$87,540	$1,062,796

Loans:
Ending balance, December 31, 2020	$295,965	$716,124	$92,870	$1,104,959
Ending balance: individually evaluated for impairment	$7,402	$2,616	$1,168	$11,186
Ending balance: collectively evaluated for impairment	$288,563	$713,508	$91,702	$1,093,773

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at June 30, 2021 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$196,108	$745	$12,066	$—	$208,919
Agricultural production	28,520	1,430	2,968	—	32,918
Real Estate:
Owner occupied	189,898	3,360	6,974	—	200,232
Real estate construction and other land loans	60,603	4,679	—	—	65,282
Commercial real estate	341,805	6,161	9,553	—	357,519
Agricultural real estate	84,870	2,087	1,153	—	88,110
Other real estate	29,589	—	161	—	29,750
Consumer:
Equity loans and lines of credit	51,116	248	—	—	51,364
Consumer and installment	37,178	—	63	—	37,241
Total	$1,019,687	$18,710	$32,938	$—	$1,071,335
    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2020 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$258,587	$5,004	$10,403	$—	$273,994
Agricultural production	18,289	377	3,305	—	21,971
Real Estate:
Owner occupied	197,721	3,870	7,252	—	208,843
Real estate construction and other land loans	50,560	1,622	3,237	—	55,419
Commercial real estate	314,710	14,537	9,639	—	338,886
Agricultural real estate	72,875	10,195	1,188	—	84,258
Other real estate	28,557	161	—	—	28,718
Consumer:
Equity loans and lines of credit	54,034	640	960	—	55,634
Consumer and installment	37,084	—	152	—	37,236
Total	$1,032,417	$36,406	$36,136	$—	$1,104,959

The following table shows an aging analysis of the loan portfolio by class and the time past due at June 30, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$16	$—	$—	$16	$208,903	$208,919	$—	$347
Agricultural production	—	—	—	—	32,918	32,918	—	1,205
Real estate:	—				—
Owner occupied	—	—	—	—	200,232	200,232	—	—
Real estate construction and other land loans	—	—	—	—	65,282	65,282	—	—
Commercial real estate	294	—	—	294	357,225	357,519	—	483
Agricultural real estate	—	—	—	—	88,110	88,110	—	—
Other real estate	—	—	—	—	29,750	29,750	—	—
Consumer:					—
Equity loans and lines of credit	—	—	—	—	51,364	51,364	—	—
Consumer and installment	81	—	—	81	37,160	37,241	—	—
Total	$391	$—	$—	$391	$1,070,944	$1,071,335	$—	$2,035
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$60	$60	$273,934	$273,994	$—	$752
Agricultural production	—	—	—	—	21,971	21,971	—	—
Real estate:	—
Owner occupied	—	—	—	—	208,843	208,843	—	370
Real estate construction and other land loans	—	—	—	—	55,419	55,419	—	1,556
Commercial real estate	—	—	—	—	338,886	338,886	—	512
Agricultural real estate	—	—	—	—	84,258	84,258	—	—
Other real estate	—	—	—	—	28,718	28,718	—	—
Consumer:
Equity loans and lines of credit	—	24	—	24	55,610	55,634	—	—
Consumer and installment	5	—	—	5	37,231	37,236	—	88
Total	$5	$24	$60	$89	$1,104,870	$1,104,959	$—	$3,278

The following table shows information related to impaired loans by class at June 30, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Real estate construction and other land loans	$316	$316	$—
Commercial real estate	483	544	—
Total real estate	799	860	—
Consumer:
Equity loans and lines of credit	140	176	—
Total with no related allowance recorded	939	1,036	—

With an allowance recorded:
Commercial:
Commercial and industrial	5,298	5,328	659
Agricultural production	1,205	1,248	206
Total commercial	6,503	6,576	865
Real estate:
Real estate construction and other land loans	—	—	—
Commercial real estate	142	143	3
Agricultural real estate	30	30	7
Total real estate	172	173	10
Consumer:
Equity loans and lines of credit	925	925	5
Total with an allowance recorded	7,600	7,674	880
Total	$8,539	$8,710	$880
    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$60	$61	$—
Real estate:
Owner occupied	370	409	—
Real estate construction and other land loans	28	28	—
Commercial real estate	512	561	—
Total real estate	910	998	—
Consumer:
Equity loans and lines of credit	144	180	—
Total with no related allowance recorded	1,114	1,239	—

With an allowance recorded:
Commercial:
Commercial and industrial	7,342	7,373	339
Real estate:
Real estate construction and other land loans	1,528	1,552	268
Commercial real estate	148	149	3
Agricultural real estate	30	29	—
Total real estate	1,706	1,730	271
Consumer:
Equity loans and lines of credit	936	936	9
Consumer and installment	88	93	12
Total consumer	1,024	1,029	21
Total with an allowance recorded	10,072	10,132	631
Total	$11,186	$11,371	$631

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$7	$—
Agricultural production	—	—	212	—
Total commercial	—	—	219	—
Real estate:
Owner occupied	—	—	401	—
Real estate construction and other land loans	333	5	—	—
Commercial real estate	490	—	848	—
Agricultural real estate	—	—	199	—
Total real estate	823	5	1,448	—
Consumer:
Equity loans and lines of credit	142	3	232	3
Total with no related allowance recorded	965	8	1,899	3

With an allowance recorded:
Commercial:
Commercial and industrial	5,831	67	11,516	171
Agricultural production	1,328		619	12
Total commercial	7,159	67	12,135	183
Real estate:
Real estate construction and other land loans	746	—	95	—
Commercial real estate	144	2	331	2
Agricultural real estate	30	1	28	1
Total real estate	920	3	454	3
Consumer:
Equity loans and lines of credit	928	14	957	14
Consumer and installment	—	—	38	—
Total consumer	928	14	995	14
Total with an allowance recorded	9,007	84	13,584	200
Total	$9,972	$92	$15,483	$203

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the six months ended June 30, 2021 and 2020 (in thousands).

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$9	$—	$71	$—
Agricultural land and production	—	—	121	—
Total commercial	9	—	192	—
Real estate:
Owner occupied	103	—	407	—
Real estate construction and other land loans	201	11	—	—
Commercial real estate	498	—	959	—
Agricultural real estate	—	—	228	—
Total real estate	802	11	1,594	—
Consumer:
Equity loans and lines of credit	142	6	264	6
Total with no related allowance recorded	953	17	2,050	6

With an allowance recorded:
Commercial:
Commercial and industrial	6,475	153	6,589	344
Agricultural land and production	969	—	354	24
Total commercial	7,444	153	6,943	368
Real estate:
Real estate construction and other land loans	1,077	—	54	—
Commercial real estate	145	5	254	5
Agricultural real estate	30	1	26	1
Total real estate	1,252	6	334	6
Consumer:
Equity loans and lines of credit	931	27	1,052	28
Consumer and installment	25	—	24	—
Total consumer	956	27	1,076	28
Total with an allowance recorded	9,652	186	8,353	402
Total	$10,605	$203	$10,403	$408

Foregone interest on nonaccrual loans totaled $72,000 and $74,000 for the six month period ended June 30, 2021 and 2020, respectively. Foregone interest on nonaccrual loans totaled 34,000 and 55,000 for the three month period ended June 30, 2021 and 2020, respectively.
Troubled Debt Restructurings:
    As of June 30, 2021 and December 31, 2020, the Company has a recorded investment in troubled debt restructurings of $6,504,000 and $7,908,000, respectively. The Company has allocated $515,000 and $20,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2021 and December 31, 2020, respectively.
    During the six months ended June 30, 2021, one loan was modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. The remaining TDRs disclosed below were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of approximately $1.37 million resulting from the COVID-19 pandemic that were not classified as a TDRs at June 30, 2021.

    The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2021 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Real Estate:
Real estate-construction and other land loans	1	$333	$—	$333	$317
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

During the quarters ended June 30, 2021 and 2020, no loans were modified as troubled debt restructurings.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended and three months ended June 30, 2021 or June 30, 2020.

Note 5. Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2021, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the first six months of 2021.

Note 6. Borrowing Arrangements

As of June 30, 2021 and December 31, 2020, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances.
    Approximately $447,170,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $245,311,000 as of June 30, 2021. FHLB advances are also secured by investment securities with amortized costs totaling $151,000 and $169,000 and market values totaling $159,000 and $178,000 at June 30, 2021 and December 31, 2020, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of June 30, 2021, and December 31, 2020 the Company had no Federal funds purchased.

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
    Commitments to extend credit amounting to $316,702,000 and $326,179,000 were outstanding at June 30, 2021 and December 31, 2020, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $306,144,000 and $314,774,000 at June 30, 2021 and December 31, 2020, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $52,007,000 and $79,669,000 as of June 30, 2021 and December 31, 2020, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $10,558,000 and $11,405,000 were outstanding at June 30, 2021 and December 31, 2020, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Most standby letters of credit and guarantees carry a one year term or less. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2021 or December 31, 2020.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
    The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2021 and December 31, 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
    In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which as of June 30, 2021, the total guarantee was $2,475,000.
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

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$7,563	$2,301	$15,042	$8,924
Weighted average shares outstanding	12,498,809	12,449,283	12,497,217	12,592,126
Basic earnings per share	$0.61	$0.18	$1.20	$0.71

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$7,563	$2,301	$15,042	$8,924
Weighted average shares outstanding	12,498,809	12,449,283	12,497,217	12,592,126
Effect of dilutive stock options	49,235	37,398	50,884	54,277
Weighted average shares of common stock and common stock equivalents	12,548,044	12,486,681	12,548,101	12,646,403
Diluted earnings per share	$0.60	$0.18	$1.20	$0.71

        No outstanding options or restricted stock awards were anti-dilutive for the six months ended June 30, 2021 and 2020.

Note 9.  Share-Based Compensation

The Company has four share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $210,000 and $248,000 for the six months ended June 30, 2021 and 2020, respectively. The recognized tax expense (benefits) for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $46,000 and $72,000, respectively, for the six months ended June 30, 2021 and 2020.
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
    Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 450,257 shares available for future purchase under the plan as of June 30, 2021.

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
     No options to purchase shares of the Company’s common stock were granted during the six months ended June 30, 2021 and 2020.

    A summary of the combined activity of the Company’s stock option compensation plans for the six months ended June 30, 2021 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	77,070	$10.06
Options exercised	(20,000)	$10.63
Options outstanding at June 30, 2021	57,070	$9.86	1.06	$587
Options vested or expected to vest at June 30, 2021	57,070	$9.86	1.06	$587
Options exercisable at June 30, 2021	57,070	$9.86	1.06	$587

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Intrinsic value of options exercised	$204	$32	$206	$381
Cash received from options exercised	$212	$19	$213	$228
Excess tax benefit realized for option exercises	$46	$—	$46	$72
    As of June 30, 2021, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
    The following table summarizes restricted stock and performance award activity for the six months ended June 30, 2021 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2020	30,013	$15.60
Granted	31,496	$18.83
Vested	(30,834)	$15.18
Forfeited	(247)	$20.26
Nonvested outstanding shares at June 30, 2021	30,428	$19.33

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
        As of June 30, 2021, there were 30,428 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2021, there was $458,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 1.72 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $2,880,000 at June 30, 2021.

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
    There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2021.  Please refer to the Company’s 2020 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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

Dividend Declared

On July 21, 2021, the Board of Directors declared a $0.12 per share cash dividend payable on August 20, 2021 to shareholders of record as of August 6, 2021.

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
On January 13, 2021, the SBA reopened the PPP for second draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for second draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for second draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. As of June 30, 2021 we have received approximately 512 applications totaling $78 million.
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

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its borrowing clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for up to 90 days. As of June 30, 2021, based on the Bank’s discussion with these customers, loan customers with deferred payments of principal, interest, or both on loans totaling approximately $1.4 million were outstanding. In accordance with interagency guidance issued in March 2020 and Section 4013 of the Cares Act, these short-term deferrals are not considered troubled debt restructurings.
    With the passage of the PPP administered by the SBA, the Company is actively participating in assisting its customers with applications for resources through the program. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program. During the year ended December 31, 2020 and the six months ended June 30, 2021, the Company closed 1,601 PPP loans representing $295,644,000 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit losses charged to earnings.

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

Second Quarter of 2021

For the second quarter of 2021, our consolidated net income was $7,563,000 compared to $2,301,000 for the same period in 2020. Diluted EPS was $0.60 for the quarter ended June 30, 2021 compared to $0.18 for the same period in 2020. The increase in net income during the second quarter of 2021 compared to the same period in 2020 is primarily driven by a decrease in provision for credit losses of $4,500,000, an increase in net interest income of $2,507,000, and an increase in non-interest income of $32,000, partially offset by an increase in total non-interest expenses of $132,000, and an increase in the provision for income taxes of $1,645,000. During the quarter ended June 30, 2021, the Company recorded a $1,500,000 reversal of provision for credit losses, compared to a $3,000,000 provision during the quarter ended June 30, 2020. Throughout 2020 and the first six months of of 2021, we adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    Net interest margin (fully tax equivalent basis) decreased to 3.60% for the quarter ended June 30, 2021 compared to 3.79% for the same period in 2020. The net interest margin period-to-period comparisons were impacted by the decrease in the yield on the average investment securities, offset by the increase in the yield on the loan portfolio, the increase in the effective yield on interest earning deposits in other banks and Federal Funds sold, and the decrease in the cost of total interest-bearing liabilities. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, decreased to 2.11% for the three months ended June 30, 2021, compared to 2.37% for the three months ended June 30, 2020. The effective yield on average loans increased to 5.04% for the three months ended June 30, 2021, compared to 4.71% for the three months ended June 30, 2020. The increase in the loan yield was impacted by Company’s issuance of PPP loans. Total average PPP loans, which have an annual interest rate of 1.00%, were $158,490,000 and $160,392,000 for the three months ended June 30, 2021 and 2020, respectively. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.05% for the quarter ended June 30, 2021 compared to 0.10% for the same period in 2020.
    Non-interest income increased $32,000 or 1.56% to $2,077,000 for the quarter ended June 30, 2021 compared to $2,045,000 for the same period in 2020, primarily driven by an increase in interchange fees of $164,000, an increase in service charge income of $20,000, and a increase in Federal Home Loan Bank (“FHLB”) dividends of $8,000, offset by a decrease of $88,000 in other income, a decrease in loan placement fees of $51,000, and a decrease of $21,000 in net realized gains on sales and calls of investment securities. Non-interest expense for the quarter ended June 30, 2021 increased $132,000 or 1.15% from the comparable period due to increases in salaries and employee benefits, data processing, occupancy and equipment, personnel, regulatory assessments, appraisal fees, alarm monitoring, operating losses, information technology expenses, tax provision, postage, donations, education and training, armored courier fees, telephone expenses, loan related expenses, and ATM/debit card expenses, partially offset by decreases in professional services, internet banking expenses, risk management expenses, advertising, stationery and supplies, directors’ expenses, check printing, mileage and travel, and amortization of software.
    Annualized return on average equity (ROE) for the second quarter of 2021 increased to 12.25% compared to 4.14% for the same period in 2020. The increase in ROE reflects the increase in net income, as well as the increase in average shareholders’ equity compared to the prior year. Annualized return on average assets (ROA) was 1.36% and 0.51% for the quarter ended June 30, 2021 and 2020, respectively. Total average equity increased to $246,959,000 for the second quarter of 2021 compared to $222,479,000 for the second quarter of 2020. The Company declared and paid $0.12 per share in cash dividends to holders of common stock during the second quarter of 2021, compared to $0.11 in dividends declared and paid during the second quarter of 2020.
    Our average total assets increased $413,767,000 or 22.81% to $2,227,632,000 during the second quarter of 2021 compared to the same period in 2020.  Total average interest-earning assets increased $393,188,000 or 23.62% in the second quarter of 2021 compared to the same period of 2020.  Total average loans, including nonaccrual loans, increased $3,217,000 or 0.30% in the second quarter of 2021 compared to the same period in 2020. Average total investments and interest-earning deposits in other banks increased $391,002,000 or 66.35% in the period ended June 30, 2021 compared to the same period in 2020.  Average interest-bearing liabilities increased $251,149,000 or 31.06% in the period ended June 30, 2021 compared to the same period in 2020. Average non-interest bearing demand deposits increased 18.61% to $893,441,000 in 2021 compared to $753,265,000 in 2020.  The ratio of average non-interest bearing demand deposits to average total deposits was 45.86% in the second quarter of 2021 compared to 48.39% in 2020.

First Six Months of 2021

For the six months ended June 30, 2021, our consolidated net income was $15,042,000 compared to $8,924,000 for the same period in 2020.  Diluted EPS was $1.20 for the first six months of 2021 compared to $0.71 for the first six months of 2020.  Net income for the six-month period ended June 30, 2021 increased 68.56%, compared to the six-month period ended June 30, 2020, primarily driven by an increase in net interest income, an increase in loan placement fees, a decrease in non-interest expense, and a decrease in the provision for credit losses, partially offset by a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and an increase in provision for income taxes. Net interest income before the provision for credit losses increased $4,033,000 or 12.76%.  Net interest income during the first six months of 2021 and 2020 benefited by approximately $434,000 and $453,000, respectively, in nonrecurring income from prepayment penalties. Excluding these benefits, net interest income for the six months ended June 30, 2021, decreased by $4,570,000 compared to the six-month period ended June 30, 2020. Non-interest income decreased $4,512,000 or 52.54%, and non-interest expense decreased $559,000 or 2.37% in the first six months ended of 2021 compared to first six months ended of 2020. During the six months ended June 30, 2021, the Company recorded a reversal of provision for credit losses of $3,300,000 compared to $4,375,000 provision during same period in 2020. Net recoveries of previously charged-off loans totaling $824,000 and $432,000 during the six months ended June 30, 2021 and 2020, respectively.
Annualized return on average equity for the six months ended June 30, 2021 increased to 12.21% compared to 7.92% for the same period in 2020.  The increase in ROE reflects the increase in net income, notwithstanding the increase in average shareholders’ equity compared to the prior year. Annualized return on average assets was 1.39% and 1.05% for the six months ended June 30, 2021 and 2020, respectively.  Total average equity was $246,439,000 for the six months ended June 30, 2021 compared to $225,240,000 for the same period in 2020.  The change in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in net unrealized gains on available-for-sale (AFS) securities, and share repurchases.
Our average total assets increased $460,232,000 or 26.98% in the first six months of 2021 compared to the same period in 2020.  Total average interest-earning assets increased $441,383,000 or 28.39% comparing the first six months of 2021 to the same period in 2020.  Average total loans, including nonaccrual loans, increased $79,727,000 or 7.97% comparing the first six months of 2021 to the same period in 2020. The effective yield on average loans decreased to 5.11% for the six months June 30, 2021, compared to 5.13% for the six months June 30, 2020. Total average PPP loans, which yield 1.00%, were $169,553,000 and $80,196,000 for the six months ended June 30, 2021 and 2020, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the six months ended June 30, 2021 and 2020 was 4.99% and 5.42%, respectively. Average total investments (securities and interest-earning deposits) increased $363,326,000, or 65.41% in the six-month period ended June 30, 2021 compared to the same period in 2020, with average interest-bearing liabilities decreasing $242,059,000 or 31.07% on a period to period comparison.
Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2021 decreased to 3.67% compared to 4.11% for the same period in 2020. The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the effective yield on the Company’s average investment securities, the decrease in the yield on the loan portfolio, and the decrease in the effective yield on interest-earning deposits in other banks and Federal funds sold, partially offset by the decrease in the cost of total interest-bearing liabilities.  The effective yield on interest-earning assets decreased 49 basis points to 3.73% for the six-month period ended June 30, 2021 compared to 4.22% for the same period in 2020. For the six-month period ended June 30, 2021, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, decreased 48 basis points, compared to the same period in the prior year, and the effective yield on loans decreased 2 basis points. The cost of total interest-bearing liabilities decreased 12 basis points to 0.11% compared to 0.23% for the same period in 2020.  The cost of total deposits, including noninterest bearing accounts decreased to 0.06% compared to 0.11% for the six months ended June 30, 2021 and 2020.
Net interest income before the reversal of provision for credit losses for the six months ended June 30, 2021 was $35,636,000 compared to $31,603,000 for the same period in 2020, an increase of $4,033,000 or 12.76%.  Net interest income increased as a result of yield changes, asset mix changes, and an increase in interest-bearing liabilities, offset by an increase in average earning assets. The Bank recovered $434,000 and $453,000, of foregone interest income and prepaid payment penalties in 2021 and 2020, respectively. The Bank had non-accrual loans totaling $2,035,000 at June 30, 2021, compared to $3,278,000 at December 31, 2020 and $2,406,000 at June 30, 2020.  The Company had no other real estate owned or repossessed assets at June 30, 2021, December 31, 2020, or June 30, 2020.
At June 30, 2021, we had total net loans of $1,059,506,000, total assets of $2,280,550,000, total deposits of $1,979,094,000, and shareholders’ equity of $251,049,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE).  ROE is a ratio that measures net income divided by average shareholders’ equity. Our annualized ROE was 12.21% for the six months ended June 30, 2021 compared to 8.85% for the year ended December 31, 2020 and 7.92% for the six months ended June 30, 2020.  Our net income for the six months ended June 30, 2021 increased $6,118,000 or 68.56% to $15,042,000 compared to $8,924,000 for the six months ended June 30, 2020, primarily driven by an increase in net interest income, a decrease in non-interest expenses, a reversal of the provision for credit losses, and an increase in loan placement fees, offset by a decrease in net realized gains on sales and calls of investment securities, an increase in provision for income taxes, and a decrease in service charge income. Net interest margin (NIM) decreased 44 basis points for the six-month period ended June 30, 2021 compared to the six months ended June 30, 2020.  Diluted EPS was $1.20 for the six months ended June 30, 2021 and $0.71 for the same period in 2020.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2021 was 1.39% compared to 1.11% for the year ended December 31, 2020 and 1.05% for the six months ended June 30, 2020.  The increase in ROA for the six months ended June 30, 2021 compared to June 30, 2020 was due to the increase in net income, notwithstanding the increase in average assets.  Average assets for the six months ended June 30, 2021 was $2,166,196,000 compared to $1,832,987,000 for the year ended December 31, 2020.  Median ROA for our peer group was 1.06% for the year ended December 31, 2020.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 3.67% for the six months ended June 30, 2021, compared to 4.11% for the same period in 2020.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), and a decrease in the yield on the Company’s loan portfolio. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending June 30, 2021 and 2020, the effective yield on total earning assets decreased 49 basis points, while the cost of total interest-bearing liabilities decreased 12 basis points and the cost of total deposits decreased to 0.06% compared to 0.11%.  Net interest income before the reversal of provision for credit losses for the six-month period ended June 30, 2021 was $35,636,000 compared to $31,603,000 for the same period in 2020.
    Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the six months ended June 30, 2021 decreased $4,512,000 or 52.54%, to $4,076,000 compared to $8,588,000 for the six months ended June 30, 2020.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities, service charge income, gain related to the collection of life insurance proceeds, and FHLB dividends; offset by increases in loan placement fees, and interchange fees, compared to the comparable 2020 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $2,035,000 and $3,278,000 at June 30, 2021 and December 31, 2020, respectively.  Nonperforming assets totaled 0.19% of gross loans as of June 30, 2021 and 0.30% of gross loans as of December 31, 2020. The ratio of nonperforming assets to total assets was 0.09% as of June 30, 2021 and 0.16% as of December 31, 2020. The nonperforming assets at June 30, 2021 and December 31, 2020 consisted of nonaccrual loans of $2,035,000 and $3,278,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at June 30, 2021 or December 31, 2020. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The allowance for credit losses as a percentage of outstanding loan balance was 0.98% as of June 30, 2021 and 1.17% as of December 31, 2020. The ratio of net charge-off (recovery) to average loans was (0.15)% as of June 30, 2021 and (0.05)% as of December 31, 2020.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $276,454,000 or 13.79% during the six months ended June 30, 2021 to $2,280,550,000 compared to $2,004,096,000 as of December 31, 2020, primarily due to the Company’s participation in the PPP.  Total gross loans decreased by 2.94% or $32,402,000 to $1,069,945,000 as of June 30, 2021 compared to $1,102,347,000 as of December 31, 2020.  The gross loan decrease consisted of a decrease of $83,414,000 in the PPP loans, offset by an increase of $51,012,000 in non-PPP loan growth.Total deposits increased 14.88% to $1,979,094,000 as of June 30, 2021 compared to $1,722,710,000 as of December 31, 2020. The Company’s deposit balances for the six months ended June 30, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts. Our loan-to-deposit ratio at June 30, 2021 was 54.06% compared to 63.99% at December 31, 2020.  The loan-to-deposit ratio of our peers was 80.00% at December 31, 2020.  Further discussion of loans and deposits is below.

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
    The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of June 30, 2021, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2021. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 55.96% for the six months ended June 30, 2021 compared to 65.00% for the six months ended June 30, 2020.  The improvement in the efficiency ratio was due to the growth in non-interest income along with the decrease in non-interest expense. Further discussion of the change in net interest income and decrease in operating expenses is below.
    The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, increased 13.36% to $40,516,000 for the first six months of 2021 compared to $35,740,000 for the same period in 2020, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, decreased 2.41% to $22,671,000 from $23,230,000 for the same period in 2020.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $245,311,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $1,080,604,000 or 47.38% of total assets at June 30, 2021 and $788,004,000 or 39.32% of total assets as of December 31, 2020.

RESULTS OF OPERATIONS

Net Income for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net income increased to $15,042,000 for the six months ended June 30, 2021 compared to $8,924,000 for the six months ended June 30, 2020.  Basic and diluted earnings per share for June 30, 2021 were $1.20 and $1.20, respectively. Basic and diluted earnings per share for the same period in 2020 were $0.71 and $0.71, respectively. Annualized ROE was 12.21% for the six months ended June 30, 2021 compared to 7.92% for the six months ended June 30, 2020.  Annualized ROA for the six months ended June 30, 2021 and 2020 was 1.39% and 1.05%, respectively.
    The increase in net income for the six months ended June 30, 2021 compared to the same period in 2020 was primarily driven by an increase in net interest income, a decrease in non-interest expense, a reversal of provision for credit losses, and an increase in loan placement fees, partially offset by a decrease in net realized gains on sales and calls of investment securities, an increase in provision for income taxes, and a decrease in service charge income. During the six months ended June 30, 2021, the Company recorded a $3,300,000 reversal of provision for credit losses, compared to a $4,375,000 provision during the six months ended June 30, 2020. The reversal of provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the six months ended June 30, 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2021			For the Six Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$121,848	$61	0.10%	$56,037	$196	0.70%
Securities:
Taxable securities	570,132	6,094	2.14%	466,498	6,225	2.67%
Non-taxable securities (1)	226,843	3,450	3.04%	32,962	723	4.39%
Total investment securities	796,975	9,544	2.40%	499,460	6,948	2.78%
Total securities and interest-earning deposits	918,823	9,605	2.09%	555,497	7,144	2.57%
Loans (2) (3)	1,077,455	27,321	5.11%	999,398	25,498	5.13%
Total interest-earning assets	1,996,278	$36,926	3.73%	1,554,895	$32,642	4.22%
Allowance for credit losses	(12,687)			(10,013)
Nonaccrual loans	3,182			1,512
Cash and due from banks	35,356			24,784
Bank premises and equipment	8,349			7,455
Other assets	135,718			127,331
Total average assets	$2,166,196			$1,705,964
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$507,143	$93	0.04%	$396,465	$184	0.09%
Money market accounts	418,781	320	0.15%	286,653	281	0.20%
Time certificates of deposit	89,955	107	0.24%	90,702	341	0.76%
Total interest-bearing deposits	1,015,879	520	0.10%	773,820	806	0.21%
Other borrowed funds	5,155	46	1.78%	5,155	81	3.14%
Total interest-bearing liabilities	1,021,034	$566	0.11%	778,975	$887	0.23%
Non-interest bearing demand deposits	869,386			671,723
Other liabilities	29,337			30,026
Shareholders’ equity	246,439			225,240
Total average liabilities and shareholders’ equity	$2,166,196			$1,705,964
Interest income and rate earned on average earning assets		$36,926	3.73%		$32,642	4.22%
Interest expense and interest cost related to average interest-bearing liabilities		566	0.11%		887	0.23%
Net interest income and net interest margin (4)		$36,360	3.67%		$31,755	4.11%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $724 and $152 in 2021 and 2020, respectively.
(2)Loan interest income includes loan fees of $3,890 in 2021 and $226 in 2020.
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

Changes in Volume/Rate	For the Six Months Ended June 30, 2021 and 2020
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$230	$(365)	$(135)
Investment securities:
Taxable	1,382	(1,513)	(131)
Non-taxable (1)	4,252	(1,525)	2,727
Total investment securities	5,634	(3,038)	2,596
Federal funds sold	—	—	—
Loans	1,991	(168)	1,823
Total earning assets (1)	7,855	(3,571)	4,284
Interest expense:
Deposits:
Savings, NOW and MMA	180	(232)	(52)
Time certificate of deposits	(2)	(232)	(234)
Total interest-bearing deposits	178	(464)	(286)
Other borrowed funds	(1)	(34)	(35)
Total interest-bearing liabilities	177	(498)	(321)
Net interest income (1)	$7,678	$(3,073)	$4,605
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,823,000 or 7.15% for the six months ended June 30, 2021 compared to the same period in 2020. Net interest income during the first six months of 2021 was positively impacted by an increase in average total loans of $78,057,000 or 7.81% to $1,077,455,000 compared to $999,398,000 for the same period in 2020. The yield on average loans, excluding nonaccrual loans, was 5.11% for the six months ended June 30, 2021 compared to 5.13% for the same period in 2020. Net interest income for the period ending June 30, 2021 was benefited by approximately $434,000 in nonrecurring income from prepayment penalties, compared to $453,000 recorded in the same period in 2020.  The impact to interest income from the accretion of the loan marks on acquired loans was $349,000 and $867,000 for the six months ended June 30, 2021 and 2020, respectively. The remaining balance of accretable loan marks on acquired loans as of June 30, 2021 was $2,247,000.
    Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $1,889,000 in the first six months of 2021 to $8,881,000 compared to $6,992,000 for the same period in 2020.  The yield on average total investments (total securities and interest-earning deposits) decreased 48 basis points to 2.09% for the six month period ended June 30, 2021 compared to 2.57% for the same period in 2020. Average total securities and interest-earning deposits for the first six months of 2021 increased $363,326,000 or 65.41% to $918,823,000 compared to $555,497,000 for the same period in 2020.  Income from investments represents 24.92% of net interest income for the first six months of 2021 compared to 22.12% for the same period in 2020.
    In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2021, we held $407,823,000 or 42.82% of the total fair value of the investment portfolio in CMOs with an average yield of 1.57% as compared to $299,806,000 and $254,338,000 with average yields of 2.15% and 2.57% at December 31, 2020 and June 30, 2020, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs and MBS would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs and MBS would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
    The net-of-tax unrealized gain on the investment portfolio was $12,874,000 at June 30, 2021 and is reflected in the Company’s equity.  At June 30, 2021, the average life of the investment portfolio was 5.22 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $18,278,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the six months ended June 30, 2021 and 2020, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
    A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2021, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $106,000,000 or 10.25%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $107,000,000 or 10.35%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
    Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
    Total interest income on a non-tax equivalent basis for the six months ended June 30, 2021 increased $3,712,000 or 11.43% to $36,202,000 compared to $32,490,000 for the six months ended June 30, 2020.  The yield on interest earning assets decreased 49 basis points to 3.73% on a fully tax equivalent basis for the six months ended June 30, 2021 from 4.22% for the period ended June 30, 2020. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $1,996,278,000 for the six months ended June 30, 2021 compared to $1,554,895,000 for the six months ended June 30, 2020.  The $441,383,000 increase in average earning assets was attributed to the $363,326,000 increase in average investments and a $78,057,000 or 7.81% increase in average loans.
    Interest expense on deposits for the six months ended June 30, 2021 and 2020 was $520,000 and $806,000, respectively. The average interest rate on interest bearing deposits decreased to 0.10% for the six months ended June 30, 2021 compared to 0.21% for the same period ended June 30, 2020.  Average interest-bearing deposits increased 31.28% or $242,059,000 to $1,015,879,000 for the six months ended June 30, 2021 compared to $773,820,000 for the same period ended June 30, 2020.
    Average other borrowed funds were $5,155,000 with an effective rate of 1.78% for the six months ended June 30, 2021 compared to $5,155,000 with an effective rate of 3.14% for the six months ended June 30, 2020.  Total interest expense on other borrowed funds was $46,000 for the six months ended June 30, 2021 and $81,000 for the six months ended June 30, 2020.  Other borrowings include advances from the Federal Home Loan Bank (“FHLB”), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.78% and 3.90% at June 30, 2021 and 2020, respectively.  See the section on “Financial Condition” for more detail.
    The cost of interest-bearing liabilities decreased 12 basis points to 0.11% for the six-month period ended June 30, 2021 compared to 0.23% for the same period in 2020. The cost of total deposits decreased to 0.06% compared to 0.11% for the six-month periods ended June 30, 2021 and 2020.  Average non-interest bearing demand deposits increased 29.43% to $869,386,000 in 2021 compared to $671,723,000 for 2020.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 46.11% in the six-month period ended June 30, 2021 compared to 46.47% for the same period in 2020.

Net Interest Income before Provision for Credit Losses

Net interest income before the reversal of provision for credit losses for the six months ended June 30, 2021 increased by $4,033,000 or 12.76% to $35,636,000 compared to $31,603,000 for the same period in 2020.  The increase was a result of yield changes, asset mix changes, an increase in average earning assets, offset by an increase in average interest bearing liabilities. The impact to interest income from the accretion of the loan marks on acquired loans was $349,000 and $867,000 for the six months ended June 30, 2021 and 2020, respectively. In addition, net interest income before the provision for credit losses for the six months ended June 30, 2021 was benefited by approximately $434,000 in nonrecurring income from prepayment penalties, as compared to $453,000 in nonrecurring income for the six months ended June 30, 2020. Excluding these reversals and benefits, net interest income for the six months ended June 30, 2021 increased by $4,570,000 compared to the six months ended June 30, 2020. Average interest earning assets were $1,996,278,000 for the six months ended June 30, 2021 with a net interest margin (fully tax equivalent basis) of 3.67% compared to $1,554,895,000 with a net interest margin (fully tax equivalent basis) of 4.11% for the six months ended June 30, 2020.  The $441,383,000 increase in average earning assets was attributed to the $363,326,000 increase in average total investments and the $78,057,000 or 7.81% increase in average loans.  For the six months ended June 30, 2021, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 48 basis points. The effective yield on loans decreased 2 basis points. Average interest bearing liabilities increased 31.07% to $1,021,034,000 for the six months ended June 30, 2021, compared to $778,975,000 for the same period in 2020.

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

    The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	June 30, 2021	December 31, 2020
Commercial:
Commercial and industrial	$1,753	$1,764
Agricultural production	457	255
Total commercial	2,210	2,019
Real estate:
Owner occupied	1,396	2,128
Real estate construction and other land loans	1,101	1,204
Commercial real estate	3,794	4,781
Agricultural real estate	625	838
Other real estate	134	223
Total real estate	7,050	9,174
Consumer:
Equity loans and lines of credit	332	457
Consumer and installment	496	634
Total consumer	828	1,091
Unallocated reserves	351	631
Total allowance for credit losses	$10,439	$12,915

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
     During the six months ended June 30, 2021, the Company recorded a $3,300,000 reversal of provision for credit losses, compared to a $4,375,000 provision during the six months ended June 30, 2020. The reversal of provision to the allowance for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the six months ended June 30, 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    The Company had net recoveries totaling $824,000 for the six months ended June 30, 2021, and $432,000 for the same period in 2020.
    Nonperforming loans, consisting entirely of nonaccrual loans, were $2,035,000 and $3,278,000 at June 30, 2021 and December 31, 2020, respectively, and $2,406,000 at June 30, 2020.  Nonperforming loans as a percentage of total loans were 0.19% at June 30, 2021 compared to 0.30% at December 31, 2020 and 0.21% at June 30, 2020.  The Company had no other real estate owned (OREO) at June 30, 2021 or December 31, 2020. The Company held no repossessed assets at June 30, 2021 or December 31, 2020.
    The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.15)% for the six months ended June 30, 2021, and (0.09)% for the same period in 2020.
    Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. The Bank conducts banking operations principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our business, financial performance and results of operations. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and the changes in yields on various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.
    We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of June 30, 2021, there were $32.9 million in classified loans of which $1.2 million related to agricultural real estate, $12.1 million to commercial and industrial loans, $3.0 million to agricultural production, $7.0 million to real estate owner occupied, $9.6 million in commercial real estate. This compares to $36.1 million in classified loans of which $1.2 million related to agricultural real estate, $10.4 million to commercial and industrial loans, $3.3 million to agricultural production, $7.3 million to real estate owner occupied, $9.6 million to commercial real estate, $1.0 million to consumer equity and lines of credit, and $3.2 million to real estate construction and other land loans as of December 31, 2020.
    As of June 30, 2021, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $38,936,000 for the six months period ended June 30, 2021 and $27,228,000 for the same period in 2020.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $4,076,000 for the six months ended June 30, 2021 compared to $8,588,000 for the same period in 2020.  The $4,512,000 or 52.54% decrease in non-interest income during the six months ended June 30, 2021 was primarily driven by a decrease of $4,219,000 in net realized gains on sales and calls of investment securities, a decrease in service charge income of $194,000, a decrease of $569,000 in other income, and a decrease in FHLB dividends of $29,000, offset by an increase in loan placement fees of $307,000 and an increase of $201,000 in interchange fees.
    During the six months ended June 30, 2021, we realized a net loss on calls of investment securities of $79,000 compared to a $4,140,000 net gain for the same period in 2020.  The net gains realized on sales and calls of investment securities in 2020 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
    Customer service charges decreased $194,000 or 17.75% to $899,000 for the first six months of 2021 compared to $1,093,000 for the same period in 2020. Interchange fees increased $201,000 to $841,000 the first six months of 2021 compared to $640,000 for the same period in 2020. Loan placement fees increased $307,000 or 35.70% to $1,167,000 for the first six months of 2021 compared to $860,000 for the same period in 2020. Other income decreased $569,000 the first six months of 2021 compared to the same period in 2020. The decrease in other income resulted from a $463,000 gain recorded the first six months of 2020 related to the collection of life insurance proceeds.
    The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,595,000 in FHLB stock.  We received dividends totaling $153,000 in the six months ended June 30, 2021, compared to $182,000 for the same period in 2020.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $559,000 or 2.37% to $23,018,000 for the six months ended June 30, 2021, compared to $23,577,000 for the six months ended June 30, 2020.  The net decrease for the first six months of 2021 was primarily the result of decreases in salaries and employee benefits of $407,000, directors’ expenses of $174,000, internet banking of $170,000, professional services of $149,000, advertising of $83,000, ATM/Debit card expenses of $65,000, information technology of $40,000, amortization of software of $47,000, stationary and supplies of $44,000, and operating losses of $19,000, partially offset by increases in data processing expenses of $352,000, regulatory assessments of $140,000, personnel of $131,000, occupancy and equipment expenses of $31,000, and donations of $26,000.
    The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 55.96% for the six months ended June 30, 2021 compared to 65.00% for the six months ended June 30, 2020. The decrease in the efficiency ratio was due to the decrease in non-interest expense as well as the growth in non-interest income.
    Salaries and employee benefits decreased $407,000 or 2.84% to $13,917,000 for the first six months of 2021 compared to $14,324,000 for the six months ended June 30, 2020.  Full time equivalent employees were 261 for the six months ended June 30, 2021, compared to 270 for the six months ended June 30, 2020. The decrease in total salaries and employee benefits was the result of a decrease of $1,286,000 in officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split dollar plans; offset by an increase of approximately $879,000 in salaries and benefits and a decrease in loan issuance costs of $769,000. A portion of the salaries and benefits increase was related to $172,000 paid and/or accrued for severance pay.
    Occupancy and equipment expense increased $31,000 or 1.36% to $2,314,000 for the six months ended June 30, 2021 compared to $2,283,000 for the six months ended June 30, 2020. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at June 30, 2021 and at June 30, 2020.
    Data processing expense increased to $1,242,000 for the six months ended June 30, 2021 compared to $890,000 for the same period in 2020. Regulatory assessments increased to $333,000 for the six months ended June 30, 2021 compared to $193,000 for the same period in 2020.  The assessment base for calculating the amount owed is average assets minus average tangible equity.
    Professional services decreased by $149,000 in the first six months of 2021 compared to the same period in 2020. Personnel expense included an accrual of $136,000 for an executive search firm to find a replacement for our retiring chief executive officer.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2021		2020
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$83	0.01%	$127	0.01%
Amortization of software	41	—%	88	0.01%
Postage	98	0.01%	98	0.01%
Risk management expense	51	—%	94	0.01%
Shareholder services	61	0.01%	65	0.01%
Personnel other	207	0.02%	76	0.01%
Armored courier fees	141	0.01%	140	0.02%
Telephone	99	0.01%	98	0.01%
Alarm	73	0.01%	43	0.01%
Donations	104	0.01%	78	0.01%
Education/training	66	0.01%	77	0.01%
Loan related expenses	23	—%	24	—%
General insurance	92	0.01%	82	0.01%
Travel and mileage expense	25	—%	87	0.01%
Operating losses	47	—%	66	0.01%
Other	618	0.06%	580	0.07%
Total other non-interest expense	$1,829	0.17%	$1,823	0.21%

Provision for Income Taxes

Our effective income tax rate was 24.77% for the six months ended June 30, 2021 compared to 27.09% for the six months ended June 30, 2020. The Company reported an income tax provision of $4,952,000 for the six months ended June 30, 2021, compared to $3,315,000 for the six months ended June 30, 2020.  The effective tax rate was affected by the increase in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2021 and December 31, 2020, there was no reserve for uncertain tax positions.

Net Income for the Second Quarter of 2021 Compared to the Second Quarter of 2020

Net income increased to $7,563,000 for the quarter ended June 30, 2021 compared to $2,301,000 for the quarter ended June 30, 2020.  Basic earnings per share was $0.61 for the quarter ended June 30, 2021 compared to $0.18 for the same period in 2020. Diluted earnings per share was $0.60 for the quarter ended June 30, 2021 compared to $0.18 for the same period in 2020. Annualized ROE was 12.25% for the quarter ended June 30, 2021 compared to 4.14% for the quarter ended June 30, 2020.  Annualized ROA for the three months ended June 30, 2021 was 1.36% compared to 0.51% for the quarter ended June 30, 2020.

The increase in net income during the second quarter of 2021 compared to the same period in 2020 is primarily due to a decrease in provision for credit losses of $4,500,000, an increase in net interest income before the provision for credit losses of $2,507,000, and an increase in total non-interest income of $32,000, partially offset by an increase in the provision for income taxes of $1,645,000 and an increase in non-interest expenses of $132,000. During the quarter ended June 30, 2021, the Company recorded a $1,500,000 reversal of provision for credit losses, compared to a $3,000,000 provision during the quarter ended June 30, 2020. Non-interest income increased $32,000 or 1.56% to $2,077,000 for the quarter ended June 30, 2021 compared to $2,045,000 in the same period in 2020. During the second quarter of 2021 interchange fees increased $164,000, service charge income increased $20,000 and Federal Home Loan Bank dividends increased $8,000, offset by a decrease in placement fees of $51,000, a decrease in other income of $88,000, and a decrease in net realized gains on sales and calls of investment securities of $21,000, compared to the same period in 2020. For the quarter ended June 30, 2020, non-interest income included a $166,000 gain related to the collection of tax-exempt life insurance proceeds.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2021			For the Three Months Ended June 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$114,590	$29	0.10%	$58,277	$13	0.09%
Securities
Taxable securities	629,284	3,361	2.14%	481,439	2,960	2.46%
Non-taxable securities (1)	236,455	1,784	3.02%	49,611	522	4.21%
Total investment securities	865,739	5,145	2.38%	531,050	3,482	2.62%
Total securities and interest-earning deposits	980,329	5,174	2.11%	589,327	3,495	2.37%
Loans (2) (3)	1,077,774	13,556	5.04%	1,075,588	12,600	4.71%
Total interest-earning assets	2,058,103	$18,730	3.65%	1,664,915	$16,095	3.89%
Allowance for credit losses	(11,928)			(10,783)
Non-accrual loans	2,651			1,620
Cash and due from banks	35,997			23,963
Bank premises and equipment	8,416			7,358
Other assets	134,393			126,792
Total average assets	$2,227,632			$1,813,865
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$522,209	$45	0.03%	$415,793	$83	0.08%
Money market accounts	441,623	160	0.15%	297,725	137	0.19%
Time certificates of deposit	90,735	47	0.21%	89,900	154	0.69%
Total interest-bearing deposits	1,054,567	252	0.10%	803,418	374	0.19%
Other borrowed funds	5,155	22	1.71%	5,155	36	2.79%
Total interest-bearing liabilities	1,059,722	$274	0.10%	808,573	$410	0.20%
Non-interest bearing demand deposits	893,441			753,265
Other liabilities	27,510			29,548
Shareholders’ equity	246,959			222,479
Total average liabilities and shareholders’ equity	$2,227,632			$1,813,865
Interest income and rate earned on average earning assets		$18,730	3.65%		$16,095	3.89%
Interest expense and interest cost related to average interest-bearing liabilities		274	0.10%		410	0.20%
Net interest income and net interest margin (4)		$18,456	3.60%		$15,685	3.79%
(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $375 and $109 in 2021 and 2020, respectively.
(2)Loan interest income includes loan fees of $1,821 in 2021 and $291 in 2020.
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

Changes in Volume/Rate	For the Three Months Ended June 30, 2021 and 2020
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$12	$4	$16
Investment securities:
Taxable	908	(507)	401
Non-taxable (1)	1,965	(703)	1,262
Total investment securities	2,873	(1,210)	1,663
Federal funds sold	—	—	—
Loans	25	931	956
Total earning assets (1)	2,910	(275)	2,635
Interest expense:
Deposits:
Savings, NOW and MMA	87	(102)	(15)
Time certificate of deposits	1	(108)	(107)
Total interest-bearing deposits	88	(210)	(122)
Other borrowed funds	—	(14)	(14)
Total interest-bearing liabilities	88	(224)	(136)
Net interest income (1)	$2,822	$(51)	$2,771
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $956,000 or 7.59% to $13,556,000 for the second quarter of 2021 compared to $12,600,000 for the same period in 2020.  Total average loans, including nonaccrual loans, for the second quarter of 2021 increased $3,217,000 or 0.30% to $1,080,425,000 compared to $1,077,208,000 for the same period in 2020.  Yield on the loan portfolio, excluding nonaccrual loans, was 5.04% and 4.71% for the second quarters ending June 30, 2021 and 2020, respectively.  Net interest income during the second quarters of 2021 and 2020 benefited by approximately $4,000 and $288,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $176,000 and $174,000 during the quarters ended June 30, 2021 and 2020, respectively.
Income from investments represents 26.54% of net interest income for the second quarter of 2021 compared to 21.73% for the same quarter in 2020. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $1,415,000 in the second quarter of 2021 to $4,799,000 compared to $3,384,000, for the same period in 2020.  The yield on average total investments decreased 26 basis points to 2.11% on a fully tax equivalent basis for the second quarter of 2021 compared to 2.37% on a fully tax equivalent basis for the second quarter of 2020. Average total investments and interest bearing deposits in other banks for the second quarter of 2021 increased $391,002,000 or 66.35% to $980,329,000 compared to $589,327,000 for the second quarter of 2020.
Total interest income for the second quarter of 2021 increased $2,371,000 or 14.83% to $18,355,000 compared to $15,984,000 for the second quarter ended June 30, 2020.  The yield on interest earning assets decreased to 3.65% on a fully tax equivalent basis for the second quarter ended June 30, 2021 from 3.89% on a fully tax equivalent basis for the second quarter ended June 30, 2020.  Average interest earning assets increased to $2,058,103,000 for the second quarter ended June 30, 2021 compared to $1,664,915,000 for the second quarter ended June 30, 2020.  The $393,188,000 increase in average earning assets was attributed to the $2,186,000 increase in average loans and the $391,002,000 increase in total investments.
Interest expense on deposits for the quarter ended June 30, 2021 decreased $122,000 or 32.62% to $252,000 compared to $374,000 for the quarter ended June 30, 2020.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.05% and 0.10% for the quarters ended June 30, 2021 and 2020, respectively.  Average interest bearing deposits increased 31.26% or $251,149,000 in the second quarter of 2021 compared to the same period in 2020.  Average interest-bearing deposits were $1,054,567,000 for the quarter ended June 30, 2021, with an effective rate paid of 0.10%, compared to $803,418,000 for the same period in 2020, with an effective rate paid of 0.19%.
Average other borrowed funds totaled $5,155,000 for the quarter ended June 30, 2021, with an effective rate of 1.71% for the quarter ended June 30, 2021 compared to $5,155,000 and 2.79% for the quarter ended June 30, 2020.  As a result, interest expense on borrowed funds decreased $14,000 to $22,000 for the quarter ended June 30, 2021, from $36,000 for the quarter ended June 30, 2020.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks.
The cost of our interest bearing liabilities was 0.10% and 0.20% for the quarters ended June 30, 2021 and 2020.  The cost of total deposits was 0.05% and 0.10% for the quarters ended June 30, 2021 and 2020.  Average non-interest bearing demand deposits increased 18.61% to $893,441,000 for the quarter ended June 30, 2021 compared to $753,265,000 for the quarter ended June 30, 2020.  The ratio of average non-interest bearing demand deposits to average total deposits was 45.86% in the second quarter of 2021 compared to 48.39% for the same period in 2020.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2021, increased $2,507,000 or 16.10% to $18,081,000 compared to $15,574,000 for the quarter ended June 30, 2020.  The increase was due to asset mix changes, and the increase in average interest earning assets, partially offset by an increase in average interest-bearing liabilities. Average interest earning assets were $2,058,103,000 for the quarter ended June 30, 2021, with a net interest margin (fully tax equivalent basis) of 3.60% compared to $1,664,915,000 with a net interest margin (fully tax equivalent basis) of 3.79% for the quarter ended June 30, 2020.  The $393,188,000 increase in average earning assets can be attributed to the $3,217,000 increase in loans, and the $391,002,000 increase in total investments.  Average interest bearing liabilities increased 31.06% to $1,059,722,000 for the quarter ended June 30, 2021 compared to $808,573,000 for the same period in 2020.

Provision for Credit Losses

During the quarter ended June 30, 2021, the Company recorded a $1,500,000 reversal of provision for credit losses, compared to $3,000,000 provision during the quarter ended June 30, 2020.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was 0.04% for the quarter ended June 30, 2021 compared to (0.15)% for the quarter ended June 30, 2020.  During the quarter ended June 30, 2021, the Company had net charge-offs totaling $117,000 compared to net recoveries of $391,000 for the same period in 2020. Gross recoveries of previously charged off loan balances during the quarters ended June 30, 2021 and 2020 were $54,000 and $471,000, respectively. Gross charge-offs during the quarters ended June 30, 2021 and 2020 were $171,000 and $80,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $2,077,000 for the quarter ended June 30, 2021 compared to $2,045,000 for the same period ended June 30, 2020.  The $32,000 or 1.56% increase in non-interest income for the quarter ended June 30, 2021 was primarily due to recording a $164,000 increase in interchange fees, a $20,000 increase in service charge income, and a $8,000 increase in Federal Home Loan Bank dividends, partially offset by a $88,000 decrease in other income, a $51,000 decrease in loan placement fees, and a $21,000 decrease in net realized gains on sales and calls of investment securities,
Customer service charges increased $20,000 or 4.47% to $467,000 for the second quarter of 2021 compared to $447,000 for the same period in 2020, due primarily to an increase in overdraft fee income.  Other income decreased $88,000 or 16.39% to $449,000 for the second quarter of 2021 compared to $537,000 for the same period in 2020. For the quarter ended June 30, 2020, other income included a $166,000 gain related to the collection of tax-exempt life insurance proceeds.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $132,000 or 1.15% to $11,630,000 for the quarter ended June 30, 2021 compared to $11,498,000 for the same period in 2020. The net increase quarter over quarter was a result of a increases in salaries and employee benefits of $167,000, increases in data processing expense of $71,000, increases in occupancy and equipment expenses of $62,000, increases in regulatory assessments of $26,000, increases in appraisal fees of $25,000, increases in alarm monitoring expenses of 15,000, increases in operating losses of $10,000, and increases in Information technology expenses of $9,000. The increases were partially offset by the decreases in Internet banking expenses of $98,000, the decreases in professional services of $47,000, the decreases in advertising expenses of $39,000, the decreases in stationery and supplies of $29,000, the decreases in directors’ expenses of $23,000, and the decreases in amortization of software of $14,000 . During the quarter ended June 30, 2021, nonrecurring expenses included $106,000 related to PPP loan forgiveness processing.
The Company’s efficiency ratio decreased to 55.58% for the second quarter of 2021 compared to 64.27% for the second quarter of 2020. The improvement in the efficiency ratio is due to the growth in operating revenue outpacing the increase in non-interest expense.

Salaries and employee benefits increased $167,000 or 2.45% to $6,979,000 for the second quarter of 2021 compared to $6,812,000 for the second quarter of 2020.  The number of full time equivalent (FTE) employees as of June 30, 2021, December 31, 2020 and June 30, 2020 was 247, 273, and 265, respectively.
Other non-interest expenses included increases of $20,000 in donations, $18,000 in personnel expenses, $8,000 in education/training expenses, $4,000 in telephone expenses, and $3,000 in armored courier expenses, partially offset by decreases of $29,000 in stationary and supplies, $14,000 in amortization of software, $13,000 in risk management expense, and $13,000 in check printing expense, as compared to the same period in 2020.

Provision for Income Taxes

The effective income tax rate was 24.58% for the second quarter of 2021 compared to 26.27% for the same period in 2020.  Provision for income taxes totaled $2,465,000 and $820,000 for the quarters ended June 30, 2021 and 2020, respectively.  The 2021 effective tax rate was affected by the increase in tax-exempt interest, as well as the reversal of provision for credit losses. The 2020 effective tax rate was affected by the large provision for credit losses which resulted in lower pretax and taxable income, as well as the gain related to the collection of life insurance proceeds.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2021 compared to December 31, 2020

Total assets were $2,280,550,000 as of June 30, 2021, compared to $2,004,096,000 at December 31, 2020, an increase of 13.79% or $276,454,000.  Total gross loans were $1,069,945,000 at June 30, 2021, compared to $1,102,347,000 at December 31, 2020, a decrease of $32,402,000 or 2.94%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 38.13% or $287,429,000 to $1,041,258,000 at June 30, 2021 compared to $753,829,000 at December 31, 2020.  Total deposits increased 14.88% or $256,384,000 to $1,979,094,000 at June 30, 2021, compared to $1,722,710,000 at December 31, 2020.  Shareholders’ equity increased $6,028,000 or 2.46% to $251,049,000 at June 30, 2021, compared to $245,021,000 at December 31, 2020. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in unrealized gains on available-for-sale (AFS) securities, and share repurchases. Accrued interest payable and other liabilities was $45,252,000 at June 30, 2021, compared to $31,210,000 at December 31, 2020, a increase of $14,042,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2021, investment securities with a fair value of $191,882,000, or 20.15% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
    The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at June 30, 2021 was 54.06%

compared to 63.99% at December 31, 2020.  The loan-to-deposit ratio of our peers was 80.00% at December 31, 2020.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 38.13% or $287,429,000 to $1,041,258,000 at June 30, 2021, from $753,829,000 at December 31, 2020.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $18,278,000 at June 30, 2021, compared to a net unrealized gain of $21,091,000 at December 31, 2020.
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
    Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
     For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  There were no OTTI losses recorded during the six months ended June 30, 2020.
At June 30, 2021, the Company held two U.S. Treasury securities of which one security was in a loss position for less than 12 months. The unrealized loss on the Company’s investment in direct obligations of U.S. Treasury securities is associated with the general fluctuation of market interest rates and are not an indication of any deterioration in the credit quality of the security issuer. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized costs of the investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.
    At June 30, 2021, the Company held one U.S. Government agency security which was in a gain position.
    At June 30, 2021, the Company held 122 obligations of states and political subdivision securities of which 16 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.
    At June 30, 2021, the Company held 115 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which eight were in a loss position for less than 12 months and 11 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.
    At June 30, 2021, the Company had a total of 49 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $180,844,000 and a net unrealized loss of approximately $63,000.  18 of the PLMABS securities were in a loss position for less than 12 months and two has been in loss for more than 12 months at June 30, 2021. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At June 30, 2021, the Company held 14 corporate debt securities of which five were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2021.

    See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $32,402,000 or 2.94% to $1,069,945,000 as of June 30, 2021, compared to $1,102,347,000 as of December 31, 2020.

    The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2021	% of Total Loans	December 31, 2020	% of Total Loans
Commercial:
Commercial and industrial	$208,919	19.4%	$273,994	24.9%
Agricultural production	32,918	3.1%	21,971	2.0%
Total commercial	241,837	22.5%	295,965	26.9%
Real estate:
Owner occupied	200,232	18.7%	208,843	18.9%
Real estate construction and other land loans	65,282	6.1%	55,419	5.0%
Commercial real estate	357,519	33.4%	338,886	30.7%
Agricultural real estate	88,110	8.2%	84,258	7.6%
Other real estate	29,750	2.8%	28,718	2.6%
Total real estate	740,893	69.2%	716,124	64.8%
Consumer:
Equity loans and lines of credit	51,364	4.8%	55,634	5.0%
Consumer and installment	37,241	3.5%	37,236	3.3%
Total consumer	88,605	8.3%	92,870	8.3%
Net deferred origination costs	(1,390)		(2,612)
Total gross loans	1,069,945	100.0%	1,102,347	100.0%
Allowance for credit losses	(10,439)		(12,915)
Total loans	$1,059,506		$1,089,432

    As of June 30, 2021, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.5% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.7% of total loans at December 31, 2020.  Although management believes the loans within this concentration have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectibility, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
    At June 30, 2021, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $109,932,000, of which $2,374,000 were commercial loans, $98,912,000 were real estate loans, and $8,646,000 were consumer loans. At December 31, 2020, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $127,186,000, of which $2,529,000 were commercial loans, $110,616,000 were real estate loans, and $14,041,000 were consumer loans.
    We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth was the issuance of PPP loans. As of June 30, 2021, gross loans included $109,502,000 in PPP loans which are fully guaranteed by the SBA.
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
    At June 30, 2021, total nonperforming assets totaled $2,035,000, or 0.09% of total assets, compared to $3,278,000, or 0.16% of total assets at December 31, 2020.  Total nonperforming assets at June 30, 2021, included nonaccrual loans totaling $2,035,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2020 consisted of $3,278,000 in nonaccrual loans, no OREO, and no other repossessed assets. At June 30, 2021 and December 31, 2020, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans.
    A summary of nonperforming loans at June 30, 2021 and December 31, 2020 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2021 or at December 31, 2020.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial and industrial	$348	$752
Owner occupied real estate	—	370
Real estate construction and other land loans	—	1,556
Agricultural real estate	1,204	—
Commercial real estate	483	512
Consumer and installment	—	88
Total nonaccrual	2,035	3,278
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$2,035	$3,278
Ratio of nonperforming loans to total loans	0.19%	0.30%
Ratio of allowance for credit losses to nonperforming loans	513.0%	394.0%
Loans considered to be impaired	$8,539	$11,186
Related allowance for credit losses on impaired loans	$880	$631

    We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2021 and December 31, 2020, we had impaired loans totaling $8,539,000 and $11,186,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record a charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral, unless there is an extenuating circumstance that may positively affect the amount collected. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

    The following table provides a reconciliation of the change in nonaccrual loans for the first six months of 2021.

(In thousands)	Balance, December 31, 2020	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, June 30, 2021
Nonaccrual loans:
Commercial and industrial	$752	$—	$(350)	$—	$(55)	$—	$347
Agricultural land and industrial	—	2,141	(936)	—	—	—	1,205
Real estate	882	—	(225)	—	(174)	—	483
Real estate construction and other land loans	1,556	—	(1,531)	—	(25)	—	—
Consumer	88	—	(2)	—	(86)	—	—
Total nonaccrual	$3,278	$2,141	$(3,044)	$—	$(340)	$—	$2,035

    OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at June 30, 2021 or December 31, 2020. The Company held no repossessed assets at June 30, 2021 or December 31, 2020.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 50 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 50 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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

    The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2020
Balance, beginning of period	$12,915	$9,130	$9,130
(Reversal of) provision for credit losses	(3,300)	3,275	4,375
Losses charged to allowance	(228)	(229)	(123)
Recoveries	1,052	739	555
Balance, end of period	$10,439	$12,915	$13,937
Allowance for credit losses to total loans at end of period	0.98%	1.17%	1.24%

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
The allowance for credit losses is reviewed at least quarterly by the Bank’s and our Board of Directors’ Audit Committee.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired asset for the purpose of estimating potential loss exposure. At the onset of COVID we established a dedicated qualitative factor to address the lagging effect on our quantitative data. We have begun reducing that factor’s impact on the ALLL given the passage of time. We adjusted the economic risk factor methodology to incorporate the improving economic conditions and decreasing unemployment rate. Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.
    As of June 30, 2021, the balance in the allowance for credit losses (ALLL) was $10,439,000 compared to $12,915,000 as of December 31, 2020.  The decrease is attributed to the reversal of provision of $3,300,000 during the six months ended June 30, 2021.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $316,702,000 as of June 30, 2021, compared to $326,179,000 as of December 31, 2020.  At June 30, 2021 and December 31, 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $250,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
    As of June 30, 2021, the ALLL was 0.98% of total gross loans compared to 1.17% as of December 31, 2020.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $109,932,000 at June 30, 2021 and $127,186,000 at December 31, 2020. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.09% and 1.32% at June 30, 2021 and December 31, 2020, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.13% and 1.41%, respectively. As of June 30, 2021, gross loans included $109,502,000 related to PPP loans which are fully guaranteed by the SBA. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 1.23% and 1.65% as of June 30, 2021 and December 31, 2020, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at June 30, 2021. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans.
    The Company’s loan portfolio balances for the six months ended June 30, 2021 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of June 30, 2021. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
    The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2021		December 31, 2020		June 30, 2020
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$7,600	0.71%	$10,072	0.91%	$12,555	1.12%
Past due loans	391	0.04%	89	0.01%	853	0.08%
Nonaccrual loans	2,035	0.19%	3,278	0.30%	2,406	0.21%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2021, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
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
Goodwill is assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during the first six months of 2021. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
    The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at June 30, 2021 was $835,000, net of $2,744,000 in accumulated amortization expense.  The carrying value at December 31, 2020 was $1,183,000, net of $2,569,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of 2021.  Amortization expense recognized was $347,000 and $347,000 for the six months ended June 30, 2021 and June 30, 2020, respectively.

    The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2021	$314
2022	455
2023	66
$835
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
    Total deposits increased $256,384,000 or 14.88% to $1,979,094,000 as of June 30, 2021, compared to $1,722,710,000 as of December 31, 2020.  Interest-bearing deposits increased $181,867,000 or 20.26% to $1,079,688,000 as of June 30, 2021, compared to $897,821,000 as of December 31, 2020.  Non-interest bearing deposits increased $74,517,000 or 9.03% to $899,406,000 as of June 30, 2021, compared to $824,889,000 as of December 31, 2020.  Average non-interest bearing deposits to average total deposits was 46.11% for the six months ended June 30, 2021 compared to 46.47% for the same period in 2020. The Company’s deposit balances for the six months ended June 30, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts.
    The composition of the deposits and average interest rates paid at June 30, 2021 and December 31, 2020 is summarized in the table below.

(Dollars in thousands)	June 30, 2021	% of Total Deposits	Average Effective Rate	December 31, 2020	% of Total Deposits	Average Effective Rate
NOW accounts	$354,820	17.9%	0.05%	$310,697	18.0%	0.11%
MMA accounts	444,083	22.4%	0.15%	341,088	19.8%	0.18%
Time deposits	89,805	4.5%	0.24%	89,846	5.2%	0.65%
Savings deposits	190,980	9.7%	0.01%	156,190	9.1%	0.02%
Total interest-bearing	1,079,688	54.5%	0.11%	897,821	52.1%	0.18%
Non-interest bearing	899,406	45.5%		824,889	47.9%
Total deposits	$1,979,094	100.0%		$1,722,710	100.0%
Other Borrowings

As of June 30, 2021 and December 31, 2020, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $251,049,000 at June 30, 2021, compared to $245,021,000 at December 31, 2020.  The increase from December 31, 2020 in shareholders’ equity is the result of a an increase in retained earnings from net income of $15,042,000, the exercise of stock options of $213,000, stock issued under the employee stock purchase plan of $110,000, the effect of share based compensation expense of $210,000, and stock awarded to employees of $158,000, offset by a decrease in accumulated other comprehensive income (AOCI) of $1,982,000, common stock cash dividends of $2,881,000, and stock repurchases of $4,842,000.

    On March 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $12 million worth of the Company’s outstanding common stock.  During the six months ended June 30, 2021, the Company repurchased and retired 239,679 shares at an approximate cost of $4,842,000. The share repurchase plan began on March 18, 2021 and will end on March 17, 2022.
    During the first six months of 2021, the Company declared and paid $2,881,000 in cash dividends ($0.23 per common share) to holders of common stock. The Company declared and paid a total of $5,530,000 in cash dividends ($0.44 per common share) to holders of common stock during the year ended December 31, 2020.
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
    The following table presents the Company’s regulatory capital ratios as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)
June 30, 2021	Amount	Ratio
Tier 1 Leverage Ratio	$186,712	8.63%
Common Equity Tier 1 Ratio (CET 1)	$181,712	13.43%
Tier 1 Risk-Based Capital Ratio	$186,712	13.80%
Total Risk-Based Capital Ratio	$197,401	14.58%

December 31, 2020
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%
The following table presents the Bank’s regulatory capital ratios as of June 30, 2021 and December 31, 2020.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$184,081	8.51%	$86,499	4.00%	$108,124	5.00%
Common Equity Tier 1 Ratio (CET 1)	$184,081	13.61%	$60,868	4.50%	$87,921	6.50%
Tier 1 Risk-Based Capital Ratio	$184,081	13.61%	$81,158	6.00%	$108,210	8.00%
Total Risk-Based Capital Ratio	$194,770	14.40%	$108,210	8.00%	$135,263	10.00%

December 31, 2020
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%	$96,065	5.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%	$79,945	6.50%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%	$98,394	8.00%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%	$122,992	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2021, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of June 30, 2021, the rate was 1.78%.

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
    Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2021, the Company had unpledged securities totaling $768,056,000 available as a secondary source of liquidity and total cash and cash equivalents of $120,666,000.  Cash and cash equivalents at June 30, 2021 increased 71.70% compared to $70,278,000 at December 31, 2020.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
    As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2021, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $245,311,000 in unused FHLB secured advances and a $11,480,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2021, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

    The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2021 and December 31, 2020:

Credit Lines (In thousands)	June 30, 2021	December 31, 2020
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$245,311	$235,371
Balance outstanding	$—	$—
Collateral pledged	$447,321	$435,152
Fair value of collateral	$390,874	$379,831
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$11,480	$13,323
Balance outstanding	$—	$—
Collateral pledged	$11,892	$13,538
Fair value of collateral	$11,804	$13,703

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

    There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the six months ended June 30, 2021 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
06/1/2021 - 06/30/2021	239,679	$20.17	239,679	$7,158,000
Total	239,679	$20.17	239,679
(1) The Company approved a stock repurchase program effective March 17, 2021 with the intent to purchase up to $12,000,000 of the Company’s outstanding common stock, or approximately 636,943 shares. During the six months ended June 30, 2021, the Company repurchased and retired a total of 239,679 shares at an approximate cost of $20.17 per share.
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

3.2	Bylaws of the Company as amended (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 6, 2016).

10.93	Executive Salary Continuation Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021.*

10.94	Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021.*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

•Management contract and compensatory plans.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: August 4, 2021	/s/ James M. Ford
James M. Ford
President and Chief Executive Officer

Date: August 4, 2021	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer