Form 10-Q
period 2021-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2021-11-03
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of November 1, 2021 there were 11,988,004 shares of the registrant’s common stock outstanding.

2

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2021 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2021	December 31, 2020

ASSETS
Cash and due from banks	$32,634	$34,175
Interest-earning deposits in other banks	35,059	36,103
Total cash and cash equivalents	67,693	70,278
Available-for-sale debt securities	1,060,362	710,092
Equity securities	7,486	7,634
Loans, less allowance for credit losses of $10,061 at September 30, 2021 and $12,915 at December 31, 2020	1,073,436	1,089,432
Bank premises and equipment, net	8,429	8,228
Bank-owned life insurance	39,309	28,713
Federal Home Loan Bank stock	5,595	5,595
Goodwill	53,777	53,777
Core deposit intangibles	662	1,183
Accrued interest receivable and other assets	31,628	29,164
Total assets	$2,348,377	$2,004,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$934,249	$824,889
Interest bearing	1,123,843	897,821
Total deposits	2,058,092	1,722,710

Junior subordinated deferrable interest debentures	5,155	5,155
Accrued interest payable and other liabilities	38,582	31,210
Total liabilities	2,101,829	1,759,075
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,987,904 at September 30, 2021 and 12,509,848 at December 31, 2020	68,265	79,416
Retained earnings	167,993	150,749
Accumulated other comprehensive income, net of tax	10,290	14,856
Total shareholders’ equity	246,548	245,021
Total liabilities and shareholders’ equity	$2,348,377	$2,004,096

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans	$13,208	$13,190	$40,529	$38,688
Interest on deposits in other banks	28	26	89	222
Interest and dividends on investment securities:
Taxable	3,844	2,771	9,938	8,996
Exempt from Federal income taxes	1,417	444	4,143	1,015
Total interest income	18,497	16,431	54,699	48,921
INTEREST EXPENSE:
Interest on deposits	263	363	783	1,169
Interest on junior subordinated deferrable interest debentures	24	25	70	106
Total interest expense	287	388	853	1,275
Net interest income before provision for credit losses	18,210	16,043	53,846	47,646
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	(500)	600	(3,800)	4,975
Net interest income after provision for credit losses	18,710	15,443	57,646	42,671
NON-INTEREST INCOME:
Service charges	487	463	1,386	1,556
Appreciation in cash surrender value of bank-owned life insurance	247	178	596	536
Interchange fees	472	355	1,313	995
Net realized gains on sales and calls of investment securities	117	57	38	4,197
Federal Home Loan Bank dividends	84	71	237	253
Loan placement fees	467	685	1,634	1,545
Other income	274	262	1,020	1,577
Total non-interest income	2,148	2,071	6,224	10,659
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,091	6,729	21,008	21,053
Occupancy and equipment	1,224	1,196	3,538	3,479
Professional services	507	715	1,338	1,695
Data processing	599	594	1,841	1,484
Regulatory assessments	219	147	552	340
ATM/Debit card expenses	199	144	615	625
Information technology	891	594	2,061	1,804
Directors’ expenses	152	140	306	468
Advertising	129	167	386	507
Internet banking expense	54	167	262	545
Amortization of core deposit intangibles	174	174	521	521
Other	823	961	2,652	2,784
Total non-interest expenses	12,062	11,728	35,080	35,305
Income before provision for income taxes	8,796	5,786	28,790	18,025
Provision for income taxes	2,275	1,442	7,227	4,757
Net income	$6,521	$4,344	$21,563	$13,268
Earnings per common share:
Basic earnings per share	$0.54	$0.35	$1.75	$1.06
Weighted average common shares used in basic computation	12,007,689	12,471,070	12,332,248	12,551,480
Diluted earnings per share	$0.54	$0.35	$1.74	$1.05
Weighted average common shares used in diluted computation	12,044,896	12,496,174	12,378,591	12,596,172
Cash dividend per common share	$0.12	$0.11	$0.35	$0.33

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$6,521	$4,344	$21,563	13,268
Other Comprehensive Income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(3,552)	5,798	(6,444)	16,477
Reclassification of net gains included in net income	(117)	(57)	(38)	(4,197)
Other comprehensive income (loss), before tax	(3,669)	5,741	(6,482)	12,280
Tax effect	1,085	(1,698)	1,916	(3,631)
Total other comprehensive income (loss)	(2,584)	4,043	(4,566)	8,649
Comprehensive income	$3,937	$8,387	$16,997	$21,917

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
 (Unaudited)

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, June 30, 2020	12,494,597	$79,059	$142,076	$7,423	$228,558
Net income	—	—	4,344	—	4,344
Other comprehensive income	—	—	—	4,043	4,043
Restricted stock granted net of forfeitures	392	—	—	—	—
Stock issued under employee stock purchase plan	4,319	47			47
Stock-based compensation expense	—	113	—	—	113
Cash dividend	—	—	(1,375)	—	(1,375)
Stock options exercised	8,350	50	—	—	50
Balance, September 30, 2020	12,507,658	$79,269	$145,045	$11,466	$235,780

Balance, June 30, 2021	12,329,089	$75,265	$162,910	$12,874	$251,049
Net income	—	—	6,521	—	6,521
Other comprehensive income	—	—	—	(2,584)	(2,584)
Stock issued under employee stock purchase plan	2,470	48	—	—	48
Stock-based compensation expense	—	100	—	—	100
Cash dividend	—	—	(1,438)	—	(1,438)
Stock options exercised	1,285	10	—	—	10
Repurchase and retirement of common stock	(344,940)	(7,158)	—	—	(7,158)
Balance, September 30, 2021	11,987,904	$68,265	$167,993	$10,290	$246,548

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2020	13,052,407	$89,379	$135,932	$2,817	228,128
Net income	—	—	13,268	—	13,268
Other comprehensive income	—	—	—	8,649	8,649
Stock issued under employee stock purchase plan	12,300	162	—	—	162
Stock awarded to employees	6,548	141	—	—	141
Restricted stock granted net of forfeitures	14,482	—	—	—	—
Stock-based compensation expense	—	362	—	—	362
Cash dividend	—	—	(4,155)	—	(4,155)
Repurchase and retirement of common stock	(621,379)	(11,052)	—	—	(11,052)
Stock options exercised	43,300	277	—	—	277
Balance, September 30, 2020	12,507,658	$79,269	$145,045	$11,466	$235,780

Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	$245,021
Net income	—	—	21,563	—	21,563
Other comprehensive income	—	—	—	(4,566)	(4,566)
Restricted stock granted net of forfeitures	20,720	—	—	—	—
Stock issued under employee stock purchase plan	10,141	159	—	—	159
Stock awarded to employees	10,529	158	—	—	158
Stock-based compensation expense	—	310	—	—	310
Cash dividend	—	—	(4,319)	—	(4,319)
Stock options exercised	21,285	222	—	—	222
Repurchase and retirement of common stock	(584,619)	(12,000)	—	—	(12,000)
Balance, September 30, 2021	11,987,904	$68,265	$167,993	$10,290	$246,548

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,563	$13,268
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan fees	2,203	(5,304)
Depreciation	688	668
Accretion	(1,050)	(994)
Amortization	5,752	3,328
Stock-based compensation	310	362
(Reversal of) provision for credit losses	(3,800)	4,975
Net realized gains on sales and calls of available-for-sale investment securities	(38)	(4,197)
Net gain on disposal of premises and equipment	(8)	(6)
Net change in equity securities	148	(183)
Increase in bank-owned life insurance, net of expenses	(596)	(376)
Net gain on bank-owned life insurance	—	(462)
Net increase in accrued interest receivable and other assets	(1,878)	(1,394)
Net increase (decrease) in accrued interest payable and other liabilities	7,529	(1,636)
Benefit (provision) for deferred income taxes	1,256	(1,227)
Net cash provided by operating activities	32,079	6,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(410,308)	(319,707)
Proceeds from sales or calls of available-for-sale investment securities	10,760	147,811
Proceeds from maturity and principal repayments of available-for-sale investment securities	38,727	25,536
Net decrease (increase) in loans	17,593	(160,653)
Purchases of premises and equipment	(889)	(307)
Purchases of bank-owned life insurance	(10,000)	(250)
FHLB stock redeemed	—	467
Proceeds from bank-owned life insurance	—	1,550
Proceeds from sale of premises and equipment	9	6
Net cash used in investing activities	(354,108)	(305,547)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	335,370	353,622
Net increase (decrease) in time deposits	12	(5,693)
Purchase and retirement of common stock	(12,000)	(11,052)
Proceeds from stock issued under employee stock purchase plan	159	162
Proceeds from exercise of stock options	222	277
Cash dividend payments on common stock	(4,319)	(4,155)
Net cash provided by financing activities	319,444	333,161
(Decrease) increase in cash and cash equivalents	(2,585)	34,436
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	70,278	52,574
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,693	$87,010

	For the Nine Months Ended September 30,
(In thousands)	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$866	$1,354
Income taxes	$6,755	$5,120
Operating cash flows from operating leases	$1,688	$1,678

See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2020 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2021, and the results of its operations and its cash flows for the nine-month interim periods ended September 30, 2021 and 2020 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

    FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to September 30, 2021 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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

	September 30, 2021
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$32,634	$32,634	$—	$—	$32,634
Interest-earning deposits in other banks	35,059	35,059	—	—	35,059
Available-for-sale debt securities	1,060,362	—	1,060,362	—	1,060,362
Equity securities	7,486	7,486	—	—	7,486
Loans, net	1,073,436	—	—	1,065,575	1,065,575
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,170	8	5,587	3,575	9,170
Financial liabilities:
Deposits	2,058,092	1,952,489	89,877	—	2,042,366
Junior subordinated deferrable interest debentures	5,155	—	—	4,322	4,322
Accrued interest payable	52	—	29	23	52

	December 31, 2020
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$34,175	$34,175	$—	$—	$34,175
Interest-earning deposits in other banks	36,103	36,103	—	—	36,103
Available-for-sale debt securities	710,092	—	710,092	—	710,092
Equity securities	7,634	7,634	—	—	7,634
Loans, net	1,089,432	—	—	1,087,124	1,087,124
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,834	9	3,617	5,208	8,834
Financial liabilities:
Deposits	1,722,710	1,691,647	90,008	—	1,781,655
Junior subordinated deferrable interest debentures	5,155	—	—	3,693	3,693
Accrued interest payable	65	—	41	24	65

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis as of September 30, 2021 (in thousands).

Description	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$10,010	$—	$10,010	$—
U.S. Government agencies	505	—	505	—
Obligations of states and political subdivisions	507,920	—	507,920	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	228,045	—	228,045	—
Private label mortgage and asset backed securities	253,756	—	253,756	—
Corporate debt securities	60,126	—	60,126	—
Equity securities	7,486	7,486	—	—
Total assets measured at fair value on a recurring basis	$1,067,848	$7,486	$1,060,362	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the nine months ended September 30, 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the nine months ended September 30, 2021. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2021.

	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Real estate-construction and other land loans	$262	$—	$—	$262

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not necessarily a market rate. There were no changes in valuation techniques used during the nine months ended September 30, 2021.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $304,000 with a valuation allowance of $42,000 at September 30, 2021, and a resulting fair value of $262,000. The valuation allowance represent specific allocations for the allowance for credit losses for impaired loans.
    There were no charge-offs related to loans carried at fair value during the nine months ended September 30, 2021 and 2020. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended September 30, 2021 and 2020 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021.

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

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of September 30, 2021, $262,024,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $14,609,000 at September 30, 2021 compared to an unrealized gain of $21,091,000 at December 31, 2020. The unrealized gain/(loss) recorded is net of $4,319,000,000 and $6,235,000 in tax liabilities (benefits) as accumulated other comprehensive income (loss) within shareholders’ equity at September 30, 2021 and December 31, 2020, respectively.

     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2021
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,988	$22	$—	$10,010
U.S. Government agencies	489	16	—	505
Obligations of states and political subdivisions	494,425	15,844	(2,349)	507,920
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	226,027	2,837	(819)	228,045
Private label mortgage and asset backed securities	255,324	1,184	(2,752)	253,756
Corporate debt securities	59,500	878	(252)	60,126
Total available-for-sale	$1,045,753	$20,781	$(6,172)	$1,060,362

	December 31, 2020
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Government agencies	$651	$29	$—	$680
Obligations of states and political subdivisions	361,734	18,170	(339)	379,565
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	3,575	(1,480)	216,298
Private label mortgage and asset backed securities	82,413	1,337	(242)	83,508
Corporate debt securities	30,000	260	(219)	30,041
Total available-for-sale	$689,001	$23,371	$(2,280)	$710,092
    Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2021 and 2020 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2021	2020	2021	2020
Proceeds from sales or calls	$10,170	$25,442	$10,760	$147,811
Gross realized gains from sales or calls	117	1,035	117	5,539
Gross realized losses from sales or calls	—	(978)	(79)	(1,342)
    As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
    The provision for income taxes includes $11,000 and $1,241,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the nine months ended ended September 30, 2021 and 2020, respectively. The provision for income taxes includes $35,000 and $17,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the three months ended September 30, 2021 and 2020, respectively.

    Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$126,701	$(2,349)	$—	$—	126,701	(2,349)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	74,656	(509)	42,022	(310)	116,678	(819)
Private label mortgage and asset backed securities	152,197	(2,438)	12,891	(314)	165,088	(2,752)
Corporate debt securities	27,248	(252)	—	—	27,248	(252)
Total available-for-sale	$380,802	$(5,548)	$54,913	$(624)	$435,715	$(6,172)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$36,209	$(339)	$—	$—	$36,209	$(339)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	30,755	(385)	77,337	(1,095)	108,092	(1,480)
Private label mortgage and asset backed securities	25,407	(242)	—	—	25,407	(242)
Corporate debt securities	12,881	(119)	3,900	(100)	16,781	(219)
Total available-for-sale	$105,252	$(1,085)	$81,237	$(1,195)	$186,489	$(2,280)
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
     As of September 30, 2021, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at September 30, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  There were no OTTI losses recorded during the nine months ended September 30, 2021.

U.S. Treasury Securities

At September 30, 2021, the Company held one U.S. Treasury security which was in a gain position.

U.S. Government Agencies

    At September 30, 2021, the Company held one U.S. Government agency security which was in a gain position.

Obligations of States and Political Subdivisions

    At September 30, 2021, the Company held 129 obligations of states and political subdivision securities of which 25 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

    At September 30, 2021, the Company held 119 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 14 were in a loss position for less than 12 months and nine have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

Private Label Mortgage and Asset Backed Securities

    At September 30, 2021, the Company had a total of 63 Private Label Mortgage and Asset Backed Securities (PLMABS). 31 of the PLMABS securities were in a loss position for less than 12 months and four have been in loss for more than 12 months at September 30, 2021. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

    At September 30, 2021, the Company held 15 corporate debt securities of which eight were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.

    The amortized cost and estimated fair value of available-for-sale investment securities at September 30, 2021 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	3,349	3,659
After five years through ten years	94,640	97,424
After ten years	406,424	416,847
	504,413	517,930
Investment securities not due at a single maturity date:
U.S. Government agencies	489	505
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	226,027	228,045
Private label mortgage and asset backed securities	255,324	253,756
Corporate debt securities	59,500	60,126
Total available-for-sale	$1,045,753	$1,060,362

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2021	% of Total Loans	December 31, 2020	% of Total Loans
Commercial:
Commercial and industrial	$184,830	17.0%	$273,994	24.9%
Agricultural production	32,178	3.0%	21,971	2.0%
Total commercial	217,008	20.0%	295,965	26.9%
Real estate:
Owner occupied	210,577	19.4%	208,843	18.9%
Real estate construction and other land loans	65,912	6.1%	55,419	5.0%
Commercial real estate	365,564	33.7%	338,886	30.7%
Agricultural real estate	98,150	9.1%	84,258	7.6%
Other real estate	33,612	3.1%	28,718	2.6%
Total real estate	773,815	71.4%	716,124	64.8%
Consumer:
Equity loans and lines of credit	54,833	5.1%	55,634	5.0%
Consumer and installment	38,250	3.5%	37,236	3.3%
Total consumer	93,083	8.6%	92,870	8.3%
Net deferred origination fees	(409)		(2,612)
Total gross loans	1,083,497	100.0%	1,102,347	100.0%
Allowance for credit losses	(10,061)		(12,915)
Total loans	$1,073,436		$1,089,432

    At September 30, 2021 and December 31, 2020, loans originated under Small Business Administration (SBA) programs totaling $24,499,000 and $24,220,000, respectively, were included in the real estate and commercial categories, of which, $18,826,000 or 77% and $18,180,000 or 75%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At September 30, 2021, 341 PPP loans totaling $64,260,000 were outstanding and included in the commercial and industrial line item above. At December 31, 2020, 989 PPP loans totaling $192,916,000 were outstanding and included in the commercial and industrial line item above.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 51 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
    The following table shows the summary of activities for the Allowance as of and for the three months ended September 30, 2021 and 2020 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2021	$2,210	$7,050	$828	$351	$10,439
(Reversal) provision charged to operations	118	(434)	(230)	46	(500)
Charge-offs	(15)	—	(19)	—	(34)
Recoveries	21	—	135	—	156
Ending balance, September 30, 2021	$2,334	$6,616	$714	$397	$10,061

Allowance for credit losses:
Beginning balance, July 1, 2020	$2,087	$10,389	$1,280	$181	$13,937
Provision (reversal) charged to operations	(30)	267	60	303	600
Charge-offs	(43)	—	(2)	—	(45)
Recoveries	146	—	19	—	165
Ending balance, September 30, 2020	$2,160	$10,656	$1,357	$484	$14,657

The following table shows the summary of activities for the Allowance as of and for the nine months ended September 30, 2021 and 2020 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Reversal charged to operations	(321)	(2,877)	(368)	(234)	(3,800)
Charge-offs	(46)	—	(215)	—	(261)
Recoveries	682	319	206	—	1,207
Ending balance, September 30, 2021	$2,334	$6,616	$714	$397	$10,061

Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	203	3,887	437	448	4,975
Charge-offs	(72)	—	(97)	—	(169)
Recoveries	601	—	120	—	721
Ending balance, September 30, 2020	$2,160	$10,656	$1,357	$484	$14,657

    The following is a summary of the Allowance by impairment methodology and portfolio segment as of September 30, 2021 and December 31, 2020 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2021	$2,334	$6,616	$714	$397	$10,061
Ending balance: individually evaluated for impairment	$877	$50	$4	$—	$931
Ending balance: collectively evaluated for impairment	$1,457	$6,566	$710	$397	$9,130

Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915
Ending balance: individually evaluated for impairment	$339	$271	$21	$—	$631
Ending balance: collectively evaluated for impairment	$1,680	$8,903	$1,070	$631	$12,284
    The following table shows the ending balances of loans as of September 30, 2021 and December 31, 2020 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2021	$217,008	$773,815	$93,083	$1,083,906
Ending balance: individually evaluated for impairment	$8,051	$952	$1,057	$10,060
Ending balance: collectively evaluated for impairment	$208,957	$772,863	$92,026	$1,073,846

Loans:
Ending balance, December 31, 2020	$295,965	$716,124	$92,870	$1,104,959
Ending balance: individually evaluated for impairment	$7,402	$2,616	$1,168	$11,186
Ending balance: collectively evaluated for impairment	$288,563	$713,508	$91,702	$1,093,773

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2021 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$173,016	$667	$11,147	$—	$184,830
Agricultural production	27,732	1,170	3,276	—	32,178
Real Estate:
Owner occupied	202,100	2,993	5,484	—	210,577
Real estate construction and other land loans	60,180	5,732	—	—	65,912
Commercial real estate	349,831	13,785	1,948	—	365,564
Agricultural real estate	94,985	2,021	1,144	—	98,150
Other real estate	33,612	—	—	—	33,612
Consumer:
Equity loans and lines of credit	54,589	244	—	—	54,833
Consumer and installment	38,184	—	66	—	38,250
Total	$1,034,229	$26,612	$23,065	$—	$1,083,906
    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2020 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$258,587	$5,004	$10,403	$—	$273,994
Agricultural production	18,289	377	3,305	—	21,971
Real Estate:
Owner occupied	197,721	3,870	7,252	—	208,843
Real estate construction and other land loans	50,560	1,622	3,237	—	55,419
Commercial real estate	314,710	14,537	9,639	—	338,886
Agricultural real estate	72,875	10,195	1,188	—	84,258
Other real estate	28,557	161	—	—	28,718
Consumer:
Equity loans and lines of credit	54,034	640	960	—	55,634
Consumer and installment	37,084	—	152	—	37,236
Total	$1,032,417	$36,406	$36,136	$—	$1,104,959

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$1	$—	$—	$1	$184,829	$184,830	$—	$333
Agricultural production	—	—	—	—	32,178	32,178	—	779
Real estate:	—				—
Owner occupied	161	—	—	161	210,416	210,577	—	—
Real estate construction and other land loans	—	—	—	—	65,912	65,912	—	—
Commercial real estate	—	—	—	—	365,564	365,564	—	485
Agricultural real estate	—	—	—	—	98,150	98,150	—	—
Other real estate	—	—	—	—	33,612	33,612	—	—
Consumer:					—
Equity loans and lines of credit	104	—	—	104	54,729	54,833	—	—
Consumer and installment	47	—	—	47	38,203	38,250	—	—
Total	$313	$—	$—	$313	$1,083,593	$1,083,906	$—	$1,597
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$60	$60	$273,934	$273,994	$—	$752
Agricultural production	—	—	—	—	21,971	21,971	—	—
Real estate:	—
Owner occupied	—	—	—	—	208,843	208,843	—	370
Real estate construction and other land loans	—	—	—	—	55,419	55,419	—	1,556
Commercial real estate	—	—	—	—	338,886	338,886	—	512
Agricultural real estate	—	—	—	—	84,258	84,258	—	—
Other real estate	—	—	—	—	28,718	28,718	—	—
Consumer:
Equity loans and lines of credit	—	24	—	24	55,610	55,634	—	—
Consumer and installment	5	—	—	5	37,231	37,236	—	88
Total	$5	$24	$60	$89	$1,104,870	$1,104,959	$—	$3,278

The following table shows information related to impaired loans by class at September 30, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Real estate:
Commercial real estate	$486	$553	$—
Consumer:
Equity loans and lines of credit	138	174	—
Total with no related allowance recorded	624	727	—

With an allowance recorded:
Commercial:
Commercial and industrial	7,272	7,307	772
Agricultural production	779	843	105
Total commercial	8,051	8,150	877
Real estate:
Real estate construction and other land loans	305	305	42
Commercial real estate	140	141	3
Agricultural real estate	21	21	5
Total real estate	466	467	50
Consumer:
Equity loans and lines of credit	919	919	4
Total with an allowance recorded	9,436	9,536	931
Total	$10,060	$10,263	$931
    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$60	$61	$—
Real estate:
Owner occupied	370	409	—
Real estate construction and other land loans	28	28	—
Commercial real estate	512	561	—
Total real estate	910	998	—
Consumer:
Equity loans and lines of credit	144	180	—
Total with no related allowance recorded	1,114	1,239	—

With an allowance recorded:
Commercial:
Commercial and industrial	7,342	7,373	339
Real estate:
Real estate construction and other land loans	1,528	1,552	268
Commercial real estate	148	149	3
Agricultural real estate	30	29	—
Total real estate	1,706	1,730	271
Consumer:
Equity loans and lines of credit	936	936	9
Consumer and installment	88	93	12
Total consumer	1,024	1,029	21
Total with an allowance recorded	10,072	10,132	631
Total	$11,186	$11,371	$631

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$123	$—	$4,157	$—
Real estate:
Owner occupied	—	—	385	—
Real estate construction and other land loans	234	—	7	—
Commercial real estate	365	—	689	—
Agricultural real estate	—	—	120	—
Total real estate	599	—	1,201	—
Consumer:
Equity loans and lines of credit	139	3	178	3
Total with no related allowance recorded	861	3	5,536	3

With an allowance recorded:
Commercial:
Commercial and industrial	5,538	129	5,440	138
Agricultural production	1,063	—	778	11
Total commercial	6,601	129	6,218	149
Real estate:
Real estate construction and other land loans	76	5	656	—
Commercial real estate	141	2	150	3
Agricultural real estate	28	—	28	1
Total real estate	245	7	834	4
Consumer:
Equity loans and lines of credit	922	14	944	14
Consumer and installment	—	—	70	—
Total consumer	922	14	1,014	14
Total with an allowance recorded	7,768	150	8,066	167
Total	$8,629	$153	$13,602	$170

The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the nine months ended September 30, 2021 and 2020 (in thousands).

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$56	$—	$1,712	$—
Agricultural land and production	—	—	85	—
Total commercial	56	—	1,797	—
Real estate:
Owner occupied	72	—	400	—
Real estate construction and other land loans	203	—	3	—
Commercial real estate	446	—	860	—
Agricultural real estate	—	—	189	—
Total real estate	721	—	1,452	—
Consumer:
Equity loans and lines of credit	141	9	237	9
Total with no related allowance recorded	918	9	3,486	9

With an allowance recorded:
Commercial:
Commercial and industrial	6,217	282	5,743	482
Agricultural land and production	983	—	481	36
Total commercial	7,200	282	6,224	518
Real estate:
Real estate construction and other land loans	785	16	281	—
Commercial real estate	144	7	223	8
Agricultural real estate	29	1	26	2
Total real estate	958	24	530	10
Consumer:
Equity loans and lines of credit	928	40	1,019	41
Consumer and installment	18	—	45	—
Total consumer	946	40	1,064	41
Total with an allowance recorded	9,104	346	7,818	569
Total	$10,022	$355	$11,304	$578

Foregone interest on nonaccrual loans totaled $101,000 and $135,000 for the nine month period ended September 30, 2021 and 2020, respectively. Foregone interest on nonaccrual loans totaled 30,000 and 82,000 for the three month period ended September 30, 2021 and 2020, respectively.
Troubled Debt Restructurings:
    As of September 30, 2021 and December 31, 2020, the Company has a recorded investment in troubled debt restructurings of $8,463,000 and $7,908,000, respectively. The Company has allocated $678,000 and $20,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2021 and December 31, 2020, respectively.
    During the nine months ended September 30, 2021, two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.
As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. The remaining TDRs disclosed below were not related to COVID-19 modifications. The Company executed loan deferrals on outstanding balances of $335,950 resulting from the COVID-19 pandemic that were not classified as a TDRs at September 30, 2021.

    The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2021 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$2,989	$—	$2,489	$2,489
Real Estate:
Real estate-construction and other land loans	1	333	—	333	305
Total	2	$3,322	$—	$2,822	$2,794
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

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2021 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$2,989	$—	$2,489	$2,489
Total	1	$2,989	$—	$2,489	$2,489
During the quarter ended September 30, 2020, no loans were modified as troubled debt restructurings.

Consumer:

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended and three months ended September 30, 2021 or September 30, 2020.

Note 5. Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2021, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the first nine months of 2021.

Note 6. Borrowing Arrangements

As of September 30, 2021 and December 31, 2020, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances.
    Approximately $462,491,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $262,091,000 as of September 30, 2021. FHLB advances are also secured by investment securities with amortized costs totaling $121,000 and $169,000 and market values totaling $127,000 and $178,000 at September 30, 2021 and December 31, 2020, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of September 30, 2021, and December 31, 2020 the Company had no Federal funds purchased.

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
    Commitments to extend credit amounting to $332,875,000 and $326,179,000 were outstanding at September 30, 2021 and December 31, 2020, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $322,441,000 and $314,774,000 at September 30, 2021 and December 31, 2020, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $90,269,000 and $79,669,000 as of September 30, 2021 and December 31, 2020, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $10,434,000 and $11,405,000 were outstanding at September 30, 2021 and December 31, 2020, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2021 or December 31, 2020.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

    The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2021 and December 31, 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $150,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
    In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which, as of September 30, 2021, was $2,975,000.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$6,521	$4,344	$21,563	$13,268
Weighted average shares outstanding	12,007,689	12,471,070	12,332,248	12,551,480
Basic earnings per share	$0.54	$0.35	$1.75	$1.06

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2021	2020	2021	2020
Net income	$6,521	$4,344	$21,563	$13,268
Weighted average shares outstanding	12,007,689	12,471,070	12,332,248	12,551,480
Effect of diluted stock options and restricted stock	37,207	25,104	46,343	44,692
Weighted average shares of common stock and common stock equivalents	12,044,896	12,496,174	12,378,591	12,596,172
Diluted earnings per share	$0.54	$0.35	$1.74	$1.05

        No outstanding options awards were anti-dilutive for the nine months ended September 30, 2021 and 2020.

Note 9.  Share-Based Compensation

The Company has four share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $310,000 and $362,000 for the nine months ended September 30, 2021 and 2020, respectively. The recognized tax expense (benefit) for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $50,000 and $78,000, respectively, for the nine months ended September 30, 2021 and 2020.
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
    Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 447,787 shares available for future purchase under the plan as of September 30, 2021.

Stock Option Plan

    The Company bases the fair value of the stock options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield.  The expected term and level of estimated forfeitures of the Company’s stock options are based on the Company’s own historical experience.  Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free interest rate is based on the U. S. Treasury yield curve for the periods within the contractual life of the stock options in effect at the time of grant.  The compensation cost for stock options granted is based on the weighted average grant date fair value per share.
     No options to purchase shares of the Company’s common stock were granted during the nine months ended September 30, 2021 and 2020.
    A summary of the combined activity of the Company’s stock option compensation plans for the nine months ended September 30, 2021 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	77,070	$10.06
Options exercised	(21,285)	$10.44
Options outstanding at September 30, 2021	55,785	$9.92	0.82	$650
Options exercisable at September 30, 2021	55,785	$9.92	0.82	$650

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Intrinsic value of options exercised	$19	$51	$225	$432
Cash received from options exercised	$10	$50	$222	$277
Excess tax benefit realized for option exercises	$4	$6	$50	$78
    As of September 30, 2021, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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

    The following table summarizes restricted stock and performance award activity for the nine months ended September 30, 2021 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2020	30,013	$15.60
Granted	31,496	$18.83
Vested	(37,085)	$15.12
Forfeited	(247)	$20.26
Nonvested outstanding shares at September 30, 2021	24,177	$20.50

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
        As of September 30, 2021, there were 24,177 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2021, there was $363,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 1.61 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $2,975,000 at September 30, 2021.

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
    There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2021.  Please refer to the Company’s 2020 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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
    The Bank operates 20 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia, California.  Additionally, the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2021 FDIC data, the Bank’s branches in Fresno, Madera, San Joaquin, and Tulare Counties had a 3.83% combined deposit market share of all insured depositories. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus Counties), was less than 1.00% in 2021.

Dividend Declared

On October 20, 2021, the Board of Directors declared a $0.12 per share cash dividend payable on November 19, 2021 to shareholders of record as of November 5, 2021.

Impact and Response to COVID-19 Pandemic

The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented volatility and disruption in financial markets and deterioration in economic activity and market conditions in the markets we serve. The pandemic has affected our customers and the communities we serve and depending on the duration of the crisis and government actions, the adverse impact on our financial position and results of operations could be significant. In response to the effects of the pandemic on the U.S. economy, the Board of Governors of the Federal Reserve System (“FRB”) has taken significant actions, including a reduction in the target range of the federal funds rate to 0.0% to 0.25% and an indeterminate amount of purchases of Treasury and mortgage-backed securities.
    On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program (“PPP”), a $349 billion program designed to aid small- and medium-sized businesses through 100% Small Business Administration (“SBA”) guaranteed loans distributed through banks. These loans were intended to guarantee 24 weeks of payroll and other costs to help those businesses remain viable and keep their workers employed. Legislation passed on April 24, 2020 provided additional PPP funds of $310 billion. During 2020, we originated and funded approximately 1,089 loans, totaling $217.2 million. In response to the COVID-19 pandemic and the CARES Act, we also implemented a short-term loan modification program to provide temporary payment relief to certain of our borrowers who meet the program’s qualifications. On January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that received a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw (“round two”) PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25% reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses. As of September 30, 2021, we have originated approximately 512 round two loans totaling $78.5 million in outstanding borrowings. The Paycheck Protection Program officially ended on May 31, 2021.
The first nine months of 2021 included $3.8 million in recapture of provision for credit losses, as a result of a modest improvement in our economic forecast. In comparison, the first nine months of 2020 included a $5.0 million provision. The Company’s allowance for credit losses at September 30, 2021 of $10.1 million, compares to the pre-pandemic allowance of $9.5 million at December 31, 2019. We continue to monitor the impact of COVID-19 closely. The extent to which the COVID-19 pandemic will impact our operations and financial results during 2021 is highly uncertain, but we may experience continued volatility in the provision for credit losses if this pandemic results in economic stress greater than forecasted on our borrowers and loan portfolios and lower interest income if the current low interest rate environment continues.
We only conduct business in the state of California. California placed significant restrictions on businesses and individuals at the outset of the COVID-19 pandemic. While many of these initial restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended to contain further spread if the rate of infection were to surge again in any of these states, including as a result of the Delta variant that has recently caused an uptick in infections particularly among non-vaccinated individuals. As a financial institution, we are considered an essential business and we have therefore continued to operate on a modified basis throughout the pandemic to comply with governmental restrictions and public health authority guidelines.
    We remain focused on keeping our employees safe and our bank running effectively to serve our customers and continue to monitor the continued spread of COVID-19 and its Delta variant. Our branches have been reopened across our footprint.
Furthermore, the onset and continuation of the COVID-19 pandemic has significantly heightened the level of challenges, risks and uncertainties facing our business and continuation of operations, including the following:
• Market interest rates have declined significantly and remain near historic lows, and these reductions, especially if prolonged, could adversely affect our net interest income, net interest margin, and earnings;
• We have experienced and continue to anticipate a slowdown in demand for our products and services, including the demand for traditional loans. Although the decline has been offset, in part, due to PPP loans under the CARES Act and other governmental programs established in response to the pandemic, the PPP forgiveness process will continue to lessen the positive impact of these programs;
• Volatility in economic forecasts caused by the COVID-19 pandemic create wider uncertainty in the outlook for future net charge off activity resulting in the potential for changing levels of reserves in the allowance for credit losses; and
• Declines in fair value of investment securities in our portfolio due to economic uncertainties could reduce the unrealized gains reported as part of our consolidated comprehensive income (loss).

Third Quarter of 2021

For the third quarter of 2021, our consolidated net income was $6,521,000 compared to $4,344,000 for the same period in 2020. Diluted EPS was $0.54 for the quarter ended September 30, 2021 compared to $0.35 for the same period in 2020. The increase in net income during the third quarter of 2021 compared to the same period in 2020 is primarily driven by a decrease in provision for credit losses of $1,100,000, an increase in net interest income of $2,167,000, and an increase in non-interest income of $77,000, partially offset by an increase in total non-interest expenses of $334,000, and an increase in the provision for income taxes of $833,000. During the quarter ended September 30, 2021, the Company recorded a $500,000 reversal of provision for credit losses, compared to a $600,000 provision during the quarter ended September 30, 2020. Throughout 2020 and the first nine months of of 2021, we adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    Net interest margin (fully tax equivalent basis) decreased to 3.47% for the quarter ended September 30, 2021 compared to 3.63% for the same period in 2020. The net interest margin period-to-period comparisons were impacted by the increase in the yield on the average investment securities, including interest-earning deposits in other banks and Federal funds sold, offset by the increase in the yield on the loan portfolio and the decrease in the cost of total interest-bearing liabilities. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, increased to 2.14% for the three months ended September 30, 2021, compared to 2.07% for the three months ended

September 30, 2020. The effective yield on average loans increased to 4.91% for the three months ended September 30, 2021, compared to 4.68% for the three months ended September 30, 2020. The increase in the loan yield was impacted by Company’s issuance of PPP loans. Total average PPP loans, which have an annual interest rate of 1.00%, were $84,292,000 and $211,559,000 for the three months ended September 30, 2021 and 2020, respectively. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.05% for the quarter ended September 30, 2021 compared to 0.09% for the same period in 2020.
    Non-interest income increased $77,000 or 3.72% to $2,148,000 for the quarter ended September 30, 2021 compared to $2,071,000 for the same period in 2020, primarily driven by an increase in interchange fees of $117,000, an increase of $60,000 in net realized gains on sales and calls of investment securities, an increase in service charge income of $24,000, an increase in Federal Home Loan Bank (“FHLB”) dividends of $13,000, and an increase of $12,000 in other income, offset by a decrease in loan placement fees of $218,000. Non-interest expense for the quarter ended September 30, 2021 increased $334,000 or 2.85% from the comparable period due to increases in salaries and employee benefits, data processing, occupancy and equipment, personnel, regulatory assessments, appraisal fees, alarm monitoring, operating losses, information technology expenses, tax provision, postage, donations, education and training, directors’ expenses, telephone expenses, ATM/debit card expenses, mileage and travel, and amortization of software, partially offset by decreases in professional services, internet banking expenses, risk management expenses, advertising, armored courier fees, stationery and supplies, check printing, and loan related expenses.
    Annualized return on average equity (ROE) for the third quarter of 2021 increased to 10.41% compared to 7.50% for the same period in 2020. The increase in ROE reflects the increase in net income, as well as the increase in average shareholders’ equity compared to the prior year. Annualized return on average assets (ROA) was 1.13% and 0.90% for the quarters ended September 30, 2021 and 2020, respectively. Total average equity increased to $250,520,000 for the third quarter of 2021 compared to $231,656,000 for the third quarter of 2020. The Company declared and paid $0.12 per share in cash dividends to holders of common stock during the third quarter of 2021, compared to $0.11 in dividends declared and paid during the third quarter of 2020.
    Our average total assets increased $389,578,000 or 20.20% to $2,318,172,000 during the third quarter of 2021 compared to the same period in 2020.  Total average interest-earning assets increased $356,622,000 or 20.14% in the third quarter of 2021 compared to the same period of 2020.  Total average loans, including nonaccrual loans, decreased $53,361,000 or 4.75% in the third quarter of 2021 compared to the same period in 2020. Average total investments and interest-earning deposits in other banks increased $409,167,000 or 62.95% in the quarter ended September 30, 2021 compared to the same period in 2020.  Average interest-bearing liabilities increased $250,724,000 or 29.15% in the quarter ended September 30, 2021 compared to the same period in 2020. Average non-interest bearing demand deposits increased 13.47% to $915,742,000 in the third quarter of 2021 compared to $807,052,000 during the same period in 2020.  The ratio of average non-interest bearing demand deposits to average total deposits was 45.30% in the third quarter of 2021 compared to 48.56% in 2020.

First Nine Months of 2021

For the nine months ended September 30, 2021, our consolidated net income was $21,563,000 compared to $13,268,000 for the same period in 2020.  Diluted EPS was $1.74 for the first nine months of 2021 compared to $1.05 for the first nine months of 2020.  Net income for the nine-month period ended September 30, 2021 increased 62.52%, compared to the nine-month period ended September 30, 2020, primarily driven by an increase in net interest income, an increase in loan placement fees, a decrease in non-interest expense, and a decrease in the provision for credit losses, partially offset by a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and an increase in provision for income taxes. Net interest income before the provision for credit losses increased $6,200,000 or 13.01%.  The impact to interest income from the accretion of the loan marks on acquired loans was $579,000 and $1,039,000 for the nine months ended September 30, 2021 and 2020, respectively. Net interest income during the first nine months of 2021 and 2020 benefited by approximately $438,000 and $505,000, respectively, in nonrecurring income from loan prepayment penalties. Excluding the loan mark accretion and prepayment penalties, net interest income for the nine months ended September 30, 2021, increased by $6,727,000 compared to the nine-month period ended September 30, 2020. Non-interest income decreased $4,435,000 or 41.61%, and non-interest expense decreased $225,000 or 0.64% in the first nine months of 2021 compared to the first nine months of 2020. During the nine months ended September 30, 2021, the Company recorded a reversal of provision for credit losses of $3,800,000 compared to $4,975,000 provision during same period in 2020. Net recoveries of previously charged-off loans totaling $946,000 and $552,000 were recorded during the nine months ended September 30, 2021 and 2020, respectively.
Annualized return on average equity for the nine months ended September 30, 2021 increased to 11.60% compared to 7.78% for the same period in 2020.  The increase in ROE reflects the increase in net income, notwithstanding the increase in average shareholders’ equity compared to the prior year. Annualized return on average assets was 1.30% and 0.99% for the nine months ended September 30, 2021 and 2020, respectively.  Total average equity was $247,814,000 for the nine months ended September 30, 2021 compared to $227,394,000 for the same period in 2020.  The change in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in net unrealized gains on available-for-sale (AFS) securities, and share repurchases.
Our average total assets increased $436,695,000 or 24.52% in the first nine months of 2021 compared to the same period in 2020.  Total average interest-earning assets increased $413,076,000 or 25.38% comparing the first nine months of 2021 to the same period in 2020.  Average total loans, including nonaccrual loans, increased $35,028,000 or 3.36% comparing the first nine months of 2021 to the same period in 2020. The effective yield on average loans increased to 5.04% for the nine months September 30, 2021, compared to 4.97% for the nine months September 30, 2020. Total average PPP loans were $140,883,000 and $124,303,000 for the nine months ended September 30, 2021 and 2020, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the nine months ended September 30, 2021 and 2020 was 4.90% and 5.34%, respectively. Average total investments (securities and interest-earning deposits) increased $378,890,000, or 64.52% in the nine-month period ended September 30, 2021 compared to the same period in 2020. Average interest-bearing liabilities increased $245,080,000 or 30.40% on a period-to-period comparison.
Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2021 decreased to 3.60% compared to 3.93% for the same period in 2020. The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the effective yield on the Company’s average investment securities, the increase in the yield on the loan portfolio, and the decrease in the effective yield on interest-earning deposits in other banks and Federal funds sold, partially offset by the decrease in the cost of total interest-bearing liabilities.  The effective yield on interest-earning assets decreased 38 basis points to 3.66% for the nine-month period ended September 30, 2021 compared to 4.04% for the same period in 2020. For the nine-month period ended September 30, 2021, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, decreased 27 basis points, compared to the same period in the prior year, and the effective yield on loans increased seven basis points. The cost of total interest-bearing liabilities decreased 10 basis points to 0.11% compared to 0.21% for the same period in 2020.  The cost of total deposits, including noninterest bearing accounts decreased to 0.05% compared to 0.10% for the nine months ended September 30, 2021 and 2020, respectively.
Net interest income before the reversal of provision for credit losses for the nine months ended September 30, 2021 was $53,846,000 compared to $47,646,000 for the same period in 2020, an increase of $6,200,000 or 13.01%.  Net interest income increased as a result of yield changes, and asset mix changes, offset by an increase in average earning assets and an increase in interest-bearing liabilities. The Bank recovered $438,000 and $505,000, of foregone interest income and prepaid payment penalties in 2021 and 2020, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was $579,000 and $1,039,000 for the nine months ended September 30, 2021 and 2020, respectively. The Bank had non-accrual loans totaling $1,597,000 at September 30, 2021, compared to $3,278,000 at December 31, 2020 and $3,458,000 at September 30, 2020.  The Company had no other real estate owned or repossessed assets at September 30, 2021, December 31, 2020, or September 30, 2020.
At September 30, 2021, we had total net loans of $1,073,436,000, total assets of $2,348,377,000, total deposits of $2,058,092,000, and shareholders’ equity of $246,548,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE), which is net income divided by average shareholders’ equity. Our annualized ROE was 11.60% for the nine months ended September 30, 2021 compared to 8.85% for the year ended December 31, 2020 and 7.78% for the nine months ended September 30, 2020.  Our net income for the nine months ended September 30, 2021 increased $8,295,000 or 62.52% to $21,563,000 compared to $13,268,000 for the nine months ended September 30, 2020, primarily driven by an increase in net interest income, a decrease in non-interest expenses, a reversal of the provision for credit losses, and an increase in loan placement fees, offset by a decrease in net realized gains on sales and calls of investment securities, an increase in provision for income taxes, and a decrease in service charge income. Net interest margin (NIM) decreased 33 basis points for the nine-month period ended

September 30, 2021 compared to the nine months ended September 30, 2020.  Diluted EPS was $1.74 for the nine months ended September 30, 2021 and $1.05 for the same period in 2020.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2021 was 1.30% compared to 1.11% for the year ended December 31, 2020 and 0.99% for the nine months ended September 30, 2020.  The increase in ROA for the nine months ended September 30, 2021 compared to September 30, 2020 was due to the increase in net income, notwithstanding the increase in average assets.  Average assets for the nine months ended September 30, 2021 was $2,217,411,000 compared to $1,832,987,000 for the year ended December 31, 2020.  Median ROA for our peer group was 1.06% for the year ended December 31, 2020.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 3.60% for the nine months ended September 30, 2021, compared to 3.93% for the same period in 2020.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), offset by an increase in the yield on the Company’s loan portfolio. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending September 30, 2021 and 2020, the effective yield on total earning assets decreased 38 basis points, while the cost of total interest-bearing liabilities decreased 10 basis points and the cost of total deposits decreased to 0.05% compared to 0.10%.  Net interest income before the reversal of provision for credit losses for the nine-month period ended September 30, 2021 was $53,846,000 compared to $47,646,000 for the same period in 2020.
    Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the nine months ended September 30, 2021 decreased $4,435,000 or 41.61%, to $6,224,000 compared to $10,659,000 for the nine months ended September 30, 2020.  The decrease resulted primarily from decreases in net realized gains on sales and calls of investment securities, service charge income, gain related to the collection of life insurance proceeds, and FHLB dividends; offset by increases in loan placement fees, and interchange fees, compared to the comparable 2020 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $1,597,000 and $3,278,000 at September 30, 2021 and December 31, 2020, respectively.  Nonperforming assets totaled 0.15% of gross loans as of September 30, 2021 and 0.30% of gross loans as of December 31, 2020. The ratio of nonperforming assets to total assets was 0.07% as of September 30, 2021 and 0.16% as of December 31, 2020. The nonperforming assets at September 30, 2021 and December 31, 2020 consisted of nonaccrual loans of $1,597,000 and $3,278,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at September 30, 2021 or December 31, 2020. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The allowance for credit losses as a percentage of the outstanding loan balance was 0.93% as of September 30, 2021 and 1.17% as of December 31, 2020. The ratio of net charge-off (recovery) to average loans was (0.12)% for the nine months ended September 30, 2021 and (0.05)% as of December 31, 2020.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased by $344,281,000 or 17.18% during the nine months ended September 30, 2021 to $2,348,377,000 compared to $2,004,096,000 as of December 31, 2020, primarily due to the increase in deposit balances.  Total gross loans decreased by 1.71% or $18,850,000 to $1,083,497,000 as of September 30, 2021 compared to $1,102,347,000 as of December 31, 2020.  The gross loan decrease consisted of a decrease of $128,656,000 in the PPP loans, offset by an increase of $109,806,000 in non-PPP loan growth. Total deposits increased 19.47% to $2,058,092,000 as of September 30, 2021 compared to $1,722,710,000 as of December 31, 2020. The Company’s deposit balances for the nine months ended September 30, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts. Our loan-to-deposit ratio at September 30, 2021 was 52.65% compared to 63.99% at December 31, 2020.  The loan-to-deposit ratio of our peers was 80.00% at December 31, 2020.  Further discussion of loans and deposits is below.

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
    The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of September 30, 2021, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2021. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 56.46% for the nine months ended September 30, 2021 compared to 64.52% for the nine months ended September 30, 2020.  The improvement in the efficiency ratio was due to the growth in non-interest income along with the decrease in non-interest expense. Further discussion of the change in net interest income and decrease in operating expenses is below.
    The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, increased 13.53% to $61,209,000 for the first nine months of 2021 compared to $53,914,000 for the same period in 2020, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, decreased 0.65% to $34,559,000 from $34,784,000 for the same period in 2020.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $262,091,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $1,135,541,000 or 48.35% of total assets at September 30, 2021 and $788,004,000 or 39.32% of total assets as of December 31, 2020.

RESULTS OF OPERATIONS

Net Income for the Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Net income increased to $21,563,000 for the nine months ended September 30, 2021 compared to $13,268,000 for the nine months ended September 30, 2020.  Basic and diluted earnings per share for September 30, 2021 were $1.75 and $1.74, respectively. Basic and diluted earnings per share for the same period in 2020 were $1.06 and $1.05, respectively. Annualized ROE was 11.60% for the nine months ended September 30, 2021 compared to 7.78% for the nine months ended September 30, 2020.  Annualized ROA for the nine months ended September 30, 2021 and 2020 was 1.30% and 0.99%, respectively.
    The increase in net income for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by an increase in net interest income, a decrease in non-interest expense, a reversal of provision for credit losses, and an increase in loan placement fees, partially offset by a decrease in net realized gains on sales and calls of investment securities, an increase in provision for income taxes, and a decrease in service charge income. During the nine months ended September 30, 2021, the Company recorded a $3,800,000 reversal of provision for credit losses, compared to a $4,975,000 provision during the nine months ended September 30, 2020. The reversal of provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the nine months ended September 30, 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2021			For the Nine Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$104,705	$89	0.11%	$70,418	$222	0.42%
Securities:
Taxable securities	629,710	9,937	2.10%	478,238	8,996	2.51%
Non-taxable securities (1)	231,690	5,244	3.02%	38,559	1,284	4.44%
Total investment securities	861,400	15,181	2.35%	516,797	10,280	2.65%
Total securities and interest-earning deposits	966,105	15,270	2.11%	587,215	10,502	2.38%
Loans (2) (3)	1,074,302	40,529	5.04%	1,040,116	38,688	4.97%
Total interest-earning assets	2,040,407	$55,799	3.66%	1,627,331	$49,190	4.04%
Allowance for credit losses	(11,969)			(11,439)
Nonaccrual loans	2,736			1,894
Cash and due from banks	36,776			25,526
Bank premises and equipment	8,421			7,412
Other assets	141,040			129,992
Total average assets	$2,217,411			$1,780,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$522,122	$143	0.04%	$417,075	$273	0.09%
Money market accounts	434,204	486	0.15%	293,764	417	0.19%
Time certificates of deposit	89,842	154	0.23%	90,249	479	0.71%
Total interest-bearing deposits	1,046,168	783	0.10%	801,088	1,169	0.19%
Other borrowed funds	5,155	70	1.81%	5,155	106	2.74%
Total interest-bearing liabilities	1,051,323	$853	0.11%	806,243	$1,275	0.21%
Non-interest bearing demand deposits	885,008			717,162
Other liabilities	33,266			29,917
Shareholders’ equity	247,814			227,394
Total average liabilities and shareholders’ equity	$2,217,411			$1,780,716
Interest income and rate earned on average earning assets		$55,799	3.66%		$49,190	4.04%
Interest expense and interest cost related to average interest-bearing liabilities		853	0.11%		1,275	0.21%
Net interest income and net interest margin (4)		$54,946	3.60%		$47,915	3.93%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,101 and $269 in 2021 and 2020, respectively.
(2)Loan interest income includes loan fees of $4,966 in 2021 and $884 in 2020.
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

Changes in Volume/Rate	For the Nine Months Ended September 30, 2021 and 2020
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$108	$(241)	$(133)
Investment securities:
Taxable	2,849	(1,908)	941
Non-taxable (1)	6,431	(2,471)	3,960
Total investment securities	9,280	(4,379)	4,901
Federal funds sold	—	—	—
Loans	1,271	570	1,841
Total earning assets (1)	10,659	(4,050)	6,609
Interest expense:
Deposits:
Savings, NOW and MMA	267	(328)	(61)
Time certificate of deposits	(2)	(323)	(325)
Total interest-bearing deposits	265	(651)	(386)
Other borrowed funds	(1)	(35)	(36)
Total interest-bearing liabilities	264	(686)	(422)
Net interest income (1)	$10,395	$(3,364)	$7,031
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,841,000 or 4.76% for the nine months ended September 30, 2021 compared to the same period in 2020. Net interest income during the first nine months of 2021 was positively impacted by an increase in average total loans of $34,186,000 or 3.29% to $1,074,302,000 compared to $1,040,116,000 for the same period in 2020. The yield on average loans, excluding nonaccrual loans, was 5.04% for the nine months ended September 30, 2021 compared to 4.97% for the same period in 2020. Net interest income for the period ending September 30, 2021 was benefited by approximately $438,000 in nonrecurring income from prepayment penalties, compared to $505,000 recorded in the same period in 2020.  The impact to interest income from the accretion of the loan marks on acquired loans was $579,000 and $1,039,000 for the nine months ended September 30, 2021 and 2020, respectively. The remaining balance of accretable loan marks on acquired loans as of September 30, 2021 was $2,016,000.
    Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $3,937,000 in the first nine months of 2021 to $14,170,000 compared to $10,233,000 for the same period in 2020.  The yield on average total investments (total securities and interest-earning deposits) decreased 27 basis points to 2.11% for the nine month period ended September 30, 2021 compared to 2.38% for the same period in 2020. Average total securities and interest-earning deposits for the first nine months of 2021 increased $378,890,000 or 64.52% to $966,105,000 compared to $587,215,000 for the same period in 2020.  Income from investments represents 26.32% of net interest income for the first nine months of 2021 compared to 21.48% for the same period in 2020.
    In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At September 30, 2021, we held $481,801,000 or 45.44% of the total fair value of the investment portfolio in CMOs with an average yield of 1.56% as compared to $299,806,000 and $272,504,000 with average yields of 2.15% and 2.30% at December 31, 2020 and September 30, 2020, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs and MBS would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs and MBS would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
    The net-of-tax unrealized gain on the investment portfolio was $10,290,000 at September 30, 2021 and is reflected in the Company’s equity.  At September 30, 2021, the average life of the investment portfolio was 5.43 years and the fair value of the portfolio reflected a net pre-tax unrealized gain of $14,609,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the nine months ended September 30, 2021 and 2020, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
    A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2021, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $118,000,000 or 10.77%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $120,000,000 or 10.95%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
    Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
    Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2021 increased $5,778,000 or 11.81% to $54,699,000 compared to $48,921,000 for the nine months ended September 30, 2020.  The yield on interest earning assets decreased 38 basis points to 3.66% on a fully tax equivalent basis for the nine months ended September 30, 2021 from 4.04% for the period ended September 30, 2020. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $2,040,407,000 for the nine months ended September 30, 2021 compared to $1,627,331,000 for the nine months ended September 30, 2020.  The $413,076,000 increase in average earning assets was attributed to the $378,890,000 increase in average investments and a $34,186,000 or 3.29% increase in average loans.
    Interest expense on deposits for the nine months ended September 30, 2021 and 2020 was $783,000 and $1,169,000, respectively. The average interest rate on interest bearing deposits decreased to 0.10% for the nine months ended September 30, 2021 compared to 0.19% for the same period ended September 30, 2020.  Average interest-bearing deposits increased 30.59% or $245,080,000 to $1,046,168,000 for the nine months ended September 30, 2021 compared to $801,088,000 for the same period ended September 30, 2020.
    Average other borrowed funds were $5,155,000 with an effective rate of 1.81% for the nine months ended September 30, 2021 compared to $5,155,000 with an effective rate of 2.74% for the nine months ended September 30, 2020.  Total interest expense on other borrowed funds was $70,000 for the nine months ended September 30, 2021 and $106,000 for the nine months ended September 30, 2020.  Other borrowings include advances from the Federal Home Loan Bank (“FHLB”), advances on available unsecured lines of credit with correspondent banks, and junior subordinated deferrable interest debentures.  The debentures were acquired in the merger with Service 1st and carry a floating rate based on the three month LIBOR plus a margin of 1.60%.  The rates were 1.73% and 3.90% at September 30, 2021 and 2020, respectively.  See the section on “Financial Condition” for more detail.
    The cost of interest-bearing liabilities decreased 10 basis points to 0.11% for the nine-month period ended September 30, 2021 compared to 0.21% for the same period in 2020. The cost of total deposits decreased to 0.05% compared to 0.10% for the nine-month periods ended September 30, 2021 and 2020, respectively.  Average non-interest bearing demand deposits increased 23.40% to $885,008,000 in 2021 compared to $717,162,000 for 2020.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 45.83% in the nine-month period ended September 30, 2021 compared to 47.24% for the same period in 2020.

Net Interest Income before Provision for Credit Losses

Net interest income before the reversal of provision for credit losses for the nine months ended September 30, 2021 increased by $6,200,000 or 13.01% to $53,846,000 compared to $47,646,000 for the same period in 2020.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in average interest bearing liabilities. The impact to interest income from the accretion of the loan marks on acquired loans was $579,000 and $1,039,000 for the nine months ended September 30, 2021 and 2020, respectively. In addition, net interest income before the provision for credit losses for the nine months ended September 30, 2021 was benefited by approximately $438,000 in nonrecurring income from prepayment penalties, as compared to $505,000 in nonrecurring income for the nine months ended

September 30, 2020. Excluding these reversals and benefits, net interest income for the nine months ended September 30, 2021 increased by $6,727,000 compared to the nine months ended September 30, 2020. Average interest earning assets were $2,040,407,000 for the nine months ended September 30, 2021 with a net interest margin (fully tax equivalent basis) of 3.60% compared to $1,627,331,000 with a net interest margin (fully tax equivalent basis) of 3.93% for the nine months ended September 30, 2020.  The $413,076,000 increase in average earning assets was attributed to the $378,890,000 increase in average total investments and the $34,186,000 or 3.29% increase in average loans.  For the nine months ended September 30, 2021, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 27 basis points. The effective yield on loans increased seven basis points. Average interest bearing liabilities increased 30.40% to $1,051,323,000 for the nine months ended September 30, 2021, compared to $806,243,000 for the same period in 2020.

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
    The establishment of an adequate credit allowance is based on an allowance model that utilizes qualitative and quantitative factors, historical losses, loan level risk ratings and portfolio management tools.  The Board of Directors has established initial responsibility for the accuracy of credit risk ratings with the individual credit officer and oversight from Credit Administration who ensures the accuracy of the risk ratings. Quarterly, the credit officers must certify the current risk ratings of the loans in their portfolio. Credit Administration reviews the certifications and reports to the Board of Directors Audit Committee. At least annually, the loan portfolio, including risk ratings, is reviewed by a third party credit reviewer. Regulatory agencies also review the loan portfolio on a periodic basis. See “Allowance for Credit Losses” for more information on the Company’s Allowance for Loan Loss.
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
    The allowance for credit losses is reviewed at least quarterly by the Board of Directors’ Audit Committee and by the Board of Directors.  General reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired credit for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Changes in the allowance for credit losses may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s probable loss exposure. Management believes that all adjustments, if any, to the allowance for credit losses are supported by the timely and consistent application of methodologies and processes resulting in detailed documentation of the allowance calculation and other portfolio trending analysis.

    The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	September 30, 2021	December 31, 2020
Commercial:
Commercial and industrial	$2,028	$1,764
Agricultural production	306	255
Total commercial	2,334	2,019
Real estate:
Owner occupied	1,358	2,128
Real estate construction and other land loans	992	1,204
Commercial real estate	3,477	4,781
Agricultural real estate	643	838
Other real estate	146	223
Total real estate	6,616	9,174
Consumer:
Equity loans and lines of credit	294	457
Consumer and installment	420	634
Total consumer	714	1,091
Unallocated reserves	397	631
Total allowance for credit losses	$10,061	$12,915

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
     During the nine months ended September 30, 2021, the Company recorded a $3,800,000 reversal of provision for credit losses, compared to a $4,975,000 provision during the nine months ended September 30, 2020. The reversal of provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the nine months ended September 30, 2021, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    The Company had net recoveries totaling $946,000 for the nine months ended September 30, 2021, and $552,000 for the same period in 2020.
    Nonperforming loans, consisting entirely of nonaccrual loans, were $1,597,000 and $3,278,000 at September 30, 2021 and December 31, 2020, respectively, and $3,458,000 at September 30, 2020.  Nonperforming loans as a percentage of total loans were 0.15% at September 30, 2021 compared to 0.30% at December 31, 2020 and 0.31% at September 30, 2020.  The Company had no other real estate owned (OREO) at September 30, 2021 or December 31, 2020. The Company held no repossessed assets at September 30, 2021 or December 31, 2020.
    The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.12)% for the nine months ended September 30, 2021, and (0.07)% for the same period in 2020.
    Economic pressures may negatively impact the financial condition of borrowers to whom the Company has extended credit and as a result, when negative economic conditions are anticipated, we may be required to make significant provisions to the allowance for credit losses. The Bank conducts banking operations principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our business, financial performance and results of operations. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and the changes in yields on various crops and other agricultural commodities. Similarly, weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral for our loans. Further declines in commodity prices or collateral values may increase the incidence of default by our borrowers. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.
    We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of September 30, 2021, there were $23.1 million in classified loans of which $1.1 million related to agricultural real estate, $11.1 million to commercial and industrial loans, $3.3 million to agricultural production, $5.5 million to owner occupied real estate, and $1.9 million in commercial real estate. This compares to $36.1 million in classified loans of which $1.2 million related to agricultural real estate, $10.4 million to commercial and industrial loans, $3.3 million to agricultural production, $7.3 million to owner occupied real estate, $9.6 million to commercial real estate, $1.0 million to consumer equity and lines of credit, and $3.2 million to real estate construction and other land loans as of December 31, 2020.
    As of September 30, 2021, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $57,646,000 for the nine months period ended September 30, 2021 and $42,671,000 for the same period in 2020.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $6,224,000 for the nine months ended September 30, 2021 compared to $10,659,000 for the same period in 2020.  The $4,435,000 or 41.61% decrease in non-interest income during the nine months ended September 30, 2021 was primarily driven by a decrease of $4,159,000 in net realized gains on sales and calls of investment securities, a decrease in service charge income of $170,000, a decrease of $557,000 in other income, and a decrease in FHLB dividends of $16,000, offset by an increase in loan placement fees of $89,000 and an increase of $318,000 in interchange fees.
    During the nine months ended September 30, 2021, we realized a net gain on sales and calls of investment securities of $38,000 compared to a $4,197,000 net gain for the same period in 2020.  The net gains realized on sales and calls of investment securities in 2021 and 2020 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
    Customer service charges decreased $170,000 or 10.93% to $1,386,000 for the first nine months of 2021 compared to $1,556,000 for the same period in 2020. Interchange fees increased $318,000 to $1,313,000 the first nine months of 2021 compared to $995,000 for the same period in 2020. Loan placement fees increased $89,000 or 5.76% to $1,634,000 for the first nine months of 2021 compared to $1,545,000 for the same period in 2020. Other income decreased $557,000 the first nine months of 2021 compared to the same period in 2020. The decrease in other income resulted from a $463,000 gain recorded the first nine months of 2020 related to the collection of tax-exempt life insurance proceeds.
    The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,595,000 in FHLB stock.  We received dividends totaling $237,000 in the nine months ended September 30, 2021, compared to $253,000 for the same period in 2020.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses decreased $225,000 or 0.64% to $35,080,000 for the nine months ended September 30, 2021, compared to $35,305,000 for the nine months ended September 30, 2020.  The net decrease for the first nine months of 2021 was primarily the result of decreases in salaries and employee benefits of $45,000, directors’ expenses of $162,000, internet banking of $283,000, professional services of $357,000, advertising of $121,000, ATM/Debit card expenses of $10,000, amortization of software of $43,000, stationary and supplies of $62,000, armored courier of $14,000, and operating losses of $9,000, partially offset by increases in data processing expenses of $357,000, information technology of $257,000, regulatory assessments of $212,000, personnel of $132,000, occupancy and equipment expenses of $59,000, donations of $39,000, general insurance of $20,000, telephone of $14,000, and postage of $9,000.
    The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 56.46% for the nine months ended September 30, 2021 compared to 64.52% for the nine months ended September 30, 2020. The improvement in the efficiency ratio was due to the decrease in non-interest expense as well as the growth in non-interest income.
    Salaries and employee benefits decreased $45,000 or 0.21% to $21,008,000 for the first nine months of 2021 compared to $21,053,000 for the nine months ended September 30, 2020.  Full time equivalent employees were 258 for the nine months ended September 30, 2021, compared to 271 for the nine months ended September 30, 2020. The decrease in total salaries and employee benefits was the result of a decrease of $1,186,000 in officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split dollar plans; offset by an increase of approximately $429,000 in salaries and benefits and a decrease in loan issuance costs of $731,000.
    Occupancy and equipment expense increased $59,000 or 1.70% to $3,538,000 for the nine months ended September 30, 2021 compared to $3,479,000 for the nine months ended September 30, 2020. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at September 30, 2021 and at September 30, 2020.
    Data processing expense increased to $1,841,000 for the nine months ended September 30, 2021 compared to $1,484,000 for the same period in 2020. Regulatory assessments increased to $552,000 for the nine months ended September 30, 2021 compared to $340,000 for the same period in 2020.  The assessment base for calculating regulatory assessments is average assets less average tangible equity.
    Professional services decreased by $357,000 in the first nine months of 2021 compared to the same period in 2020. Personnel expense included $151,000 for an executive search firm to find a replacement for our retiring President & CEO.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2021		2020
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$123	0.01%	$185	0.01%
Amortization of software	64	—%	107	0.01%
Postage	156	0.01%	147	0.01%
Risk management expense	78	—%	126	0.01%
Shareholder services	84	0.01%	87	0.01%
Personnel other	236	0.01%	104	0.01%
Armored courier fees	199	0.01%	213	0.02%
Telephone	161	0.01%	147	0.01%
Alarm	100	0.01%	73	0.01%
Donations	142	0.01%	103	0.01%
Education/training	123	0.01%	115	0.01%
Loan related expenses	46	—%	50	—%
General insurance	145	0.01%	125	0.01%
Travel and mileage expense	59	—%	101	0.01%
Operating losses	77	—%	86	0.01%
Other	859	0.05%	1,015	0.08%
Total other non-interest expense	$2,652	0.16%	$2,784	0.22%

Provision for Income Taxes

Our effective income tax rate was 25.10% for the nine months ended September 30, 2021 compared to 26.39% for the nine months ended September 30, 2020. The Company reported an income tax provision of $7,227,000 for the nine months ended September 30, 2021, compared to $4,757,000 for the nine months ended September 30, 2020.  The effective tax rate was affected by the increase in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of September 30, 2021 and December 31, 2020, there was no reserve for uncertain tax positions.

Net Income for the Third Quarter of 2021 Compared to the Third Quarter of 2020

Net income increased to $6,521,000 for the quarter ended September 30, 2021 compared to $4,344,000 for the quarter ended September 30, 2020.  Basic earnings per share was $0.54 for the quarter ended September 30, 2021 compared to $0.35 for the same period in 2020. Diluted earnings per share was $0.54 for the quarter ended September 30, 2021 compared to $0.35 for the same period in 2020. Annualized ROE was 10.41% for the quarter ended September 30, 2021 compared to 7.50% for the quarter ended September 30, 2020.  Annualized ROA for the three months ended September 30, 2021 was 1.13% compared to 0.90% for the quarter ended September 30, 2020.

The increase in net income during the third quarter of 2021 compared to the same period in 2020 is primarily due to a decrease in provision for credit losses of $1,100,000, an increase in net interest income before the provision for credit losses of $2,167,000, and an increase in total non-interest income of $77,000, partially offset by an increase in the provision for income taxes of $833,000 and an increase in non-interest expenses of $334,000. During the quarter ended September 30, 2021, the Company recorded a $500,000 reversal of provision for credit losses, compared to a $600,000 provision during the quarter ended September 30, 2020. Non-interest income increased $77,000 or 3.72% to $2,148,000 for the quarter ended September 30, 2021 compared to $2,071,000 in the same period in 2020. During the third quarter of 2021 interchange fees increased $117,000, net realized gains on sales and calls of investment securities increased $60,000, service charge income increased $24,000, Federal Home Loan Bank dividends increased $13,000, and other income increased $12,000, offset by a decrease in loan placement fees of $218,000, compared to the same period in 2020.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2021			For the Three Months Ended September 30, 2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$70,980	$29	0.16%	$98,869	$26	0.11%
Securities
Taxable securities	746,923	3,842	2.06%	501,462	2,771	2.21%
Non-taxable securities (1)	241,225	1,794	2.97%	49,630	561	4.52%
Total investment securities	988,148	5,636	2.28%	551,092	3,332	2.42%
Total securities and interest-earning deposits	1,059,128	5,665	2.14%	649,961	3,358	2.07%
Loans (2) (3)	1,068,111	13,208	4.91%	1,120,656	13,190	4.68%
Total interest-earning assets	2,127,239	$18,873	3.52%	1,770,617	$16,548	3.72%
Allowance for credit losses	(10,558)			(14,261)
Non-accrual loans	1,844			2,660
Cash and due from banks	39,566			26,993
Bank premises and equipment	8,562			7,327
Other assets	151,519			135,258
Total average assets	$2,318,172			$1,928,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$551,590	$50	0.04%	$457,848	$89	0.08%
Money market accounts	464,546	166	0.14%	307,832	136	0.18%
Time certificates of deposit	89,621	47	0.21%	89,353	138	0.61%
Total interest-bearing deposits	1,105,757	263	0.09%	855,033	363	0.17%
Other borrowed funds	5,155	22	1.71%	5,155	25	1.94%
Total interest-bearing liabilities	1,110,912	$285	0.10%	860,188	$388	0.18%
Non-interest bearing demand deposits	915,742			807,052
Other liabilities	40,998			29,698
Shareholders’ equity	250,520			231,656
Total average liabilities and shareholders’ equity	$2,318,172			$1,928,594
Interest income and rate earned on average earning assets		$18,873	3.52%		$16,548	3.72%
Interest expense and interest cost related to average interest-bearing liabilities		285	0.10%		388	0.18%
Net interest income and net interest margin (4)		$18,588	3.47%		$16,160	3.63%
(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $377 and $118 in 2021 and 2020, respectively.
(2)Loan interest income includes loan fees of $1,076 in 2021 and $658 in 2020.
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

Changes in Volume/Rate	For the Three Months Ended September 30, 2021 and 2020
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(7)	$10	$3
Investment securities:
Taxable	1,356	(285)	1,071
Non-taxable (1)	2,165	(932)	1,233
Total investment securities	3,521	(1,217)	2,304
Federal funds sold	—	—	—
Loans	(618)	636	18
Total earning assets (1)	2,896	(571)	2,325
Interest expense:
Deposits:
Savings, NOW and MMA	87	(96)	(9)
Time certificate of deposits	—	(91)	(91)
Total interest-bearing deposits	87	(187)	(100)
Other borrowed funds	—	(3)	(3)
Total interest-bearing liabilities	87	(190)	(103)
Net interest income (1)	$2,809	$(381)	$2,428
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $18,000 or 0.14% to $13,208,000 for the third quarter of 2021 compared to $13,190,000 for the same period in 2020.  Total average loans, including nonaccrual loans, for the third quarter of 2021 decreased $53,361,000 or 4.75% to $1,069,955,000 compared to $1,123,316,000 for the same period in 2020, due to a decrease of $127,267,000 in PPP loans, offset by an increase of $73,906 in non-PPP loans. Yield on the loan portfolio, excluding nonaccrual loans, was 4.91% and 4.68% for the third quarters ending September 30, 2021 and 2020, respectively.  Net interest income during the third quarters of 2021 and 2020 benefited by approximately $4,000 and $52,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $231,000 and $172,000 during the quarters ended September 30, 2021 and 2020, respectively.
Income from investments represents 29.04% of net interest income for the third quarter of 2021 compared to 20.20% for the same quarter in 2020. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $2,048,000 in the third quarter of 2021 to $5,289,000 compared to $3,241,000, for the same period in 2020.  The yield on average total investments increased seven basis points to 2.14% on a fully tax equivalent basis for the third quarter of 2021 compared to 2.07% on a fully tax equivalent basis for the third quarter of 2020. Average total investments and interest bearing deposits in other banks for the third quarter of 2021 increased $409,167,000 or 62.95% to $1,059,128,000 compared to $649,961,000 for the third quarter of 2020.
Total interest income for the third quarter of 2021 increased $2,066,000 or 12.57% to $18,497,000 compared to $16,431,000 for the third quarter ended September 30, 2020.  The yield on interest earning assets decreased to 3.52% on a fully tax equivalent basis for the third quarter ended September 30, 2021 from 3.72% on a fully tax equivalent basis for the third quarter ended September 30, 2020.  Average interest earning assets increased to $2,127,239,000 for the third quarter ended September 30, 2021 compared to $1,770,617,000 for the third quarter ended September 30, 2020.  The $356,622,000 increase in average earning assets was attributed to the the $409,167,000 increase in total investments, offset by $52,545,000 decrease in average loans.
Interest expense on deposits for the quarter ended September 30, 2021 decreased $100,000 or 27.55% to $263,000 compared to $363,000 for the quarter ended September 30, 2020.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.05% and 0.09% for the quarters ended September 30, 2021 and 2020, respectively.  Average interest bearing deposits increased 29.32% or $250,724,000 in the third quarter of 2021 compared to the same period in 2020.  Average interest-bearing deposits were $1,105,757,000 for the quarter ended September 30, 2021, with an effective rate paid of 0.09%, compared to $855,033,000 for the same period in 2020, with an effective rate paid of 0.17%.

Average other borrowed funds totaled $5,155,000 for the quarter ended September 30, 2021, with an effective rate of 1.71% for the quarter ended September 30, 2021 compared to $5,155,000 and 1.94% for the quarter ended September 30, 2020.  As a result, interest expense on borrowed funds decreased $3,000 to $22,000 for the quarter ended September 30, 2021, from $25,000 for the quarter ended September 30, 2020.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks.
The cost of our interest bearing liabilities was 0.10% and 0.18% for the quarters ended September 30, 2021 and 2020.  The cost of total deposits was 0.05% and 0.09% for the quarters ended September 30, 2021 and 2020.  Average non-interest bearing demand deposits increased 13.47% to $915,742,000 for the quarter ended September 30, 2021 compared to $807,052,000 for the quarter ended September 30, 2020.  The ratio of average non-interest bearing demand deposits to average total deposits was 45.30% in the third quarter of 2021 compared to 48.56% for the same period in 2020.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2021, increased $2,167,000 or 13.51% to $18,210,000 compared to $16,043,000 for the quarter ended September 30, 2020.  The increase was due to asset mix changes, and the increase in average interest earning assets, partially offset by an increase in average interest-bearing liabilities. Average interest earning assets were $2,127,239,000 for the quarter ended September 30, 2021, with a net interest margin (fully tax equivalent basis) of 3.47% compared to $1,770,617,000 with a net interest margin (fully tax equivalent basis) of 3.63% for the quarter ended September 30, 2020.  The $356,622,000 increase in average earning assets can be attributed to the $409,167,000 increase in total investments, offset by the $53,361,000 decrease in loans.  Average interest bearing liabilities increased 29.15% to $1,110,912,000 for the quarter ended September 30, 2021 compared to $860,188,000 for the same period in 2020.

Provision for Credit Losses

During the quarter ended September 30, 2021, the Company recorded a $500,000 reversal of provision for credit losses, compared to $600,000 provision during the quarter ended September 30, 2020.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.05)% for the quarter ended September 30, 2021 compared to (0.04)% for the quarter ended September 30, 2020.  During the quarter ended September 30, 2021, the Company had net recoveries totaling $122,000 compared to net recoveries of $120,000 for the same period in 2020. Gross recoveries of previously charged off loan balances during the quarters ended September 30, 2021 and 2020 were $156,000 and $165,000, respectively. Gross charge-offs during the quarters ended September 30, 2021 and 2020 were $34,000 and $45,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $2,148,000 for the quarter ended September 30, 2021 compared to $2,071,000 for the same period ended September 30, 2020.  The $77,000 or 3.72% increase in non-interest income for the quarter ended September 30, 2021 was primarily due to recording a $117,000 increase in interchange fees, a $60,000 increase in net realized gains on sales and calls of investment securities, a $24,000 increase in service charge income, a $13,000 increase in Federal Home Loan Bank dividends, and a $12,000 increase in other income, partially offset by a $218,000 decrease in loan placement fees.
Customer service charges increased $24,000 or 5.18% to $487,000 for the third quarter of 2021 compared to $463,000 for the same period in 2020, due primarily to an increase in overdraft fee income.  Other income increased $12,000 or 4.58% to $274,000 for the third quarter of 2021 compared to $262,000 for the same period in 2020.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $334,000 or 2.85% to $12,062,000 for the quarter ended September 30, 2021 compared to $11,728,000 for the same period in 2020. The net increase quarter over quarter was a result of increases in salaries and employee benefits of $362,000, increases in information technology expenses of $297,000, increases in occupancy and equipment expenses of $28,000, increases in regulatory assessments of $72,000, increases in appraisal fees of $67,000, increases in ATM/Debit card expenses of $55,000, increases in education and training of $20,000, increases in mileage and travel of $20,000, increases in telephone expenses of $13,000, increases in directors’ expenses of $12,000, increases in operating losses of $10,000, increases in data processing expense of $5,000, and increases in amortization of software of $2,000. The increases were partially offset by a decrease in Internet banking expenses of $113,000, a decrease in professional services of $208,000, a decrease in advertising expenses of $38,000, a decrease in stationery and supplies of $18,000, a decrease of $15,000 in armored courier fees, and a decrease in alarm monitoring expenses of $2,000. During the quarter ended September 30, 2021, nonrecurring expenses included $98,000 related to PPP loan forgiveness processing.
The Company’s efficiency ratio decreased to 57.66% for the third quarter of 2021 compared to 63.58% for the third quarter of 2020. The improvement in the efficiency ratio is due to the growth in operating revenue outpacing the increase in non-interest expense.
Salaries and employee benefits increased $362,000 or 5.38% to $7,091,000 for the third quarter of 2021 compared to $6,729,000 for the third quarter of 2020.  The increase in total salaries and employee benefits was the result of an increase of approximately $319,000 in salaries and benefits, and an increase of $100,000 in officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split dollar plans; offset by a decrease in loan origination costs of $57,000. The number of full time equivalent (FTE) employees as of September 30, 2021, December 31, 2020 and September 30, 2020 was 246, 273, and 269, respectively.

Provision for Income Taxes

The effective income tax rate was 25.86% for the third quarter of 2021 compared to 24.92% for the same period in 2020.  Provision for income taxes totaled $2,275,000 and $1,442,000 for the quarters ended September 30, 2021 and 2020, respectively.  The 2021 effective tax rate was affected by the increase in tax-exempt interest, as well as the reversal of provision for credit losses. The 2020 effective tax rate was affected by the large provision for credit losses which resulted in lower pretax and taxable income, as well as the gain related to the collection of life insurance proceeds.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2021 compared to December 31, 2020

Total assets were $2,348,377,000 as of September 30, 2021, compared to $2,004,096,000 at December 31, 2020, an increase of 17.18% or $344,281,000.  Total gross loans were $1,083,497,000 at September 30, 2021, compared to $1,102,347,000 at December 31, 2020, a decrease of $18,850,000 or 1.71%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 46.31% or $349,078,000 to $1,102,907,000 at September 30, 2021 compared to $753,829,000 at December 31, 2020.  Total deposits increased 19.47% or $335,382,000 to $2,058,092,000 at September 30, 2021, compared to $1,722,710,000 at December 31, 2020.  Shareholders’ equity increased $1,527,000 or 0.62% to $246,548,000 at September 30, 2021, compared to $245,021,000 at December 31, 2020. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in unrealized gains on available-for-sale (AFS) securities, and share repurchases. Accrued interest payable and other liabilities was $38,582,000 at September 30, 2021, compared to $31,210,000 at December 31, 2020, an increase of $7,372,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2021, investment securities with a fair value of $262,024,000, or 24.71% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
    The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at September 30, 2021 was 52.65% compared to 63.99% at December 31, 2020.  The loan-to-deposit ratio of our peers was 80.00% at December 31, 2020.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 46.31% or $349,078,000 to $1,102,907,000 at September 30, 2021, from $753,829,000 at December 31, 2020.  The fair value of the available-for-sale investment portfolio reflected a net unrealized gain of $14,609,000 at September 30, 2021, compared to a net unrealized gain of $21,091,000 at December 31, 2020.
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
    Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
     For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  There were no OTTI losses recorded during the nine months ended September 30, 2020.
At September 30, 2021, the Company held one U.S. Treasury securities which was in a gain position.
    At September 30, 2021, the Company held one U.S. Government agency security which was in a gain position.
    At September 30, 2021, the Company held 129 obligations of states and political subdivision securities of which 25 were in a loss position for less than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.
    At September 30, 2021, the Company held 119 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 14 were in a loss position for less than 12 months and nine have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.
    At September 30, 2021, the Company had a total of 63 Private Label Mortgage and Asset Backed Securities (PLMABS) with a remaining principal balance of $255,324,000 and a net unrealized loss of approximately $1,568,000.  31 of the PLMABS securities were in a loss position for less than 12 months and four has been in loss for more than 12 months at September 30, 2021. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At September 30, 2021, the Company held 15 corporate debt securities of which eight were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2021.
    See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $18,850,000 or 1.71% to $1,083,497,000 as of September 30, 2021, compared to $1,102,347,000 as of December 31, 2020.

    The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2021	% of Total Loans	December 31, 2020	% of Total Loans
Commercial:
Commercial and industrial	$184,830	17.0%	$273,994	24.9%
Agricultural production	32,178	3.0%	21,971	2.0%
Total commercial	217,008	20.0%	295,965	26.9%
Real estate:
Owner occupied	210,577	19.4%	208,843	18.9%
Real estate construction and other land loans	65,912	6.1%	55,419	5.0%
Commercial real estate	365,564	33.7%	338,886	30.7%
Agricultural real estate	98,150	9.1%	84,258	7.6%
Other real estate	33,612	3.1%	28,718	2.6%
Total real estate	773,815	71.4%	716,124	64.8%
Consumer:
Equity loans and lines of credit	54,833	5.1%	55,634	5.0%
Consumer and installment	38,250	3.5%	37,236	3.3%
Total consumer	93,083	8.6%	92,870	8.3%
Net deferred origination fees	(409)		(2,612)
Total gross loans	1,083,497	100.0%	1,102,347	100.0%
Allowance for credit losses	(10,061)		(12,915)
Total loans	$1,073,436		$1,089,432

    As of September 30, 2021, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.5% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.7% of total loans at December 31, 2020.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
    At September 30, 2021, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $99,020,000, of which $2,305,000 were commercial loans, $88,552,000 were real estate loans, and $8,163,000 were consumer loans. At December 31, 2020, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $127,186,000, of which $2,529,000 were commercial loans, $110,616,000 were real estate loans, and $14,041,000 were consumer loans.
    We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth was the issuance of PPP loans. As of September 30, 2021, gross loans included $64,260,000 in PPP loans which are fully guaranteed by the SBA.
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
    At September 30, 2021, total nonperforming assets totaled $1,597,000, or 0.07% of total assets, compared to $3,278,000, or 0.16% of total assets at December 31, 2020.  Total nonperforming assets at September 30, 2021, included nonaccrual loans totaling $1,597,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2020 consisted of $3,278,000 in nonaccrual loans, no OREO, and no other repossessed assets. At September 30, 2021 and December 31, 2020, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans.
    A summary of nonperforming loans at September 30, 2021 and December 31, 2020 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2021 or at December 31, 2020.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans:
Commercial and industrial	$333	$752
Owner occupied real estate	—	370
Real estate construction and other land loans	—	1,556
Agricultural production	779	—
Commercial real estate	485	512
Consumer and installment	—	88
Total nonaccrual	1,597	3,278
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$1,597	$3,278
Ratio of nonperforming loans to total loans	0.15%	0.30%
Ratio of allowance for credit losses to nonperforming loans	630.0%	394.0%
Loans considered to be impaired	$10,060	$11,186
Related allowance for credit losses on impaired loans	$931	$631
—

    We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2021 and December 31, 2020, we had impaired loans totaling $10,060,000 and $11,186,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record a charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral, unless there is an extenuating circumstance that may positively affect the amount collected. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2021.

(In thousands)	Balance, December 31, 2020	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, September 30, 2021
Nonaccrual loans:
Commercial and industrial	$752	$—	$(364)	$—	$(55)	$—	$333
Agricultural land and industrial	—	2,141	(1,362)	—	—	—	779
Real estate	882	17	(240)	—	(174)	—	485
Real estate construction and other land loans	1,556	—	(1,531)	—	(25)	—	—
Consumer	88	—	(2)	—	(86)	—	—
Total nonaccrual	$3,278	$2,158	$(3,499)	$—	$(340)	$—	$1,597

    OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at September 30, 2021 or December 31, 2020. The Company held no repossessed assets at September 30, 2021 or December 31, 2020.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 51 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 51 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
    The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2020
Balance, beginning of period	$12,915	$9,130	$9,130
(Reversal of) provision for credit losses	(3,800)	3,275	4,975
Losses charged to allowance	(261)	(229)	(169)
Recoveries	1,207	739	721
Balance, end of period	$10,061	$12,915	$14,657
Allowance for credit losses to total loans at end of period	0.93%	1.17%	1.32%

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
The allowance for credit losses is reviewed at least quarterly by the Bank’s and our Board of Directors’ Audit Committee.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired asset for the purpose of estimating potential loss exposure. At the onset of COVID we established a dedicated qualitative factor to address the lagging effect on our quantitative data. We have materially reduced that factor’s impact on the ALLL given the passage of time and improving economic conditions from mid-2020. Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.
    As of September 30, 2021, the balance in the allowance for credit losses (ALLL) was $10,061,000 compared to $12,915,000 as of December 31, 2020.  The decrease is attributed to the reversal of provision for credit losses of $3,800,000 during the nine months ended September 30, 2021.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $332,875,000 as of September 30, 2021, compared to $326,179,000 as of December 31, 2020.  At September 30, 2021 and December 31, 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $150,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
    As of September 30, 2021, the ALLL was 0.93% of total gross loans compared to 1.17% as of December 31, 2020.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $99,020,000 at September 30, 2021 and $127,186,000 at December 31, 2020. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.02% and 1.32% at September 30, 2021 and December 31, 2020, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.00% and 1.41%, respectively. As of September 30, 2021, gross loans included $64,260,000 related to PPP loans which are fully guaranteed by the SBA. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 1.09% and 1.65% as of September 30, 2021 and December 31, 2020, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at September 30, 2021. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans.
    The Company’s loan portfolio balances for the nine months ended September 30, 2021 increased through organic growth.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of September 30, 2021. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
    The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2021		December 31, 2020		September 30, 2020
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$9,436	0.87%	$10,072	0.91%	$4,450	0.40%
Past due loans	313	0.03%	89	0.01%	256	0.02%
Nonaccrual loans	1,597	0.15%	3,278	0.30%	3,458	0.31%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2021, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
Management performed an annual impairment test in the third quarter of 2021 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.
Goodwill is assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during the first nine months of 2021. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
    The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000, the 2016 acquisition of Sierra Vista Bank of $508,000, and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at September 30, 2021 was $662,000, net of $3,090,000 in accumulated amortization expense.  The carrying value at December 31, 2020 was $1,183,000, net of $2,569,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2021.  Amortization expense recognized was $521,000 and $521,000 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

    The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2021	$141
2022	455
2023	66
$662
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
    Total deposits increased $335,382,000 or 19.47% to $2,058,092,000 as of September 30, 2021, compared to $1,722,710,000 as of December 31, 2020.  Interest-bearing deposits increased $226,022,000 or 25.17% to $1,123,843,000 as of September 30, 2021, compared to $897,821,000 as of December 31, 2020.  Non-interest bearing deposits increased $109,360,000 or 13.26% to $934,249,000 as of September 30, 2021, compared to $824,889,000 as of December 31, 2020.  Average non-interest bearing deposits to average total deposits was 45.83% for the nine months ended September 30, 2021 compared to 47.24% for the same period in 2020. The Company’s deposit balances for the nine months ended September 30, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts.
    The composition of the deposits and average interest rates paid at September 30, 2021 and December 31, 2020 is summarized in the table below.

(Dollars in thousands)	September 30, 2021	% of Total Deposits	Average Effective Rate	December 31, 2020	% of Total Deposits	Average Effective Rate
NOW accounts	$357,602	17.4%	0.05%	$310,697	18.0%	0.11%
MMA accounts	482,251	23.4%	0.15%	341,088	19.8%	0.18%
Time deposits	89,858	4.4%	0.23%	89,846	5.2%	0.65%
Savings deposits	194,132	9.4%	0.01%	156,190	9.1%	0.02%
Total interest-bearing	1,123,843	54.6%	0.10%	897,821	52.1%	0.18%
Non-interest bearing	934,249	45.4%		824,889	47.9%
Total deposits	$2,058,092	100.0%		$1,722,710	100.0%
Other Borrowings

As of September 30, 2021 and December 31, 2020, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $246,548,000 at September 30, 2021, compared to $245,021,000 at December 31, 2020.  The increase from December 31, 2020 in shareholders’ equity is the result of an increase in retained earnings from net income of $21,563,000, the exercise of stock options of $222,000, stock issued under the employee stock purchase plan of $159,000, the effect of share-based compensation expense of $310,000, and stock awarded to employees of $158,000, offset by a decrease in accumulated other comprehensive income (AOCI) of $4,566,000, common stock cash dividends of $4,319,000, and stock repurchases of $12,000,000.

    On March 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $12 million worth of the Company’s outstanding common stock.  During the nine months ended September 30, 2021, the Company repurchased and retired 584,619 shares at a cost of $12,000,000, completing the stock repurchase program.
    During the first nine months of 2021, the Company declared and paid $4,319,000 in cash dividends ($0.35 per common share) to holders of common stock. The Company declared and paid a total of $5,530,000 in cash dividends ($0.44 per common share) to holders of common stock during the year ended December 31, 2020.
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
    The following table presents the Company’s regulatory capital ratios as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)
September 30, 2021	Amount	Ratio
Tier 1 Leverage Ratio	$184,942	8.24%
Common Equity Tier 1 Ratio (CET 1)	$179,942	12.34%
Tier 1 Risk-Based Capital Ratio	$184,942	12.68%
Total Risk-Based Capital Ratio	$195,153	13.39%

December 31, 2020
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%
The following table presents the Bank’s regulatory capital ratios as of September 30, 2021 and December 31, 2020.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$183,529	8.18%	$89,783	4.00%	$112,229	5.00%
Common Equity Tier 1 Ratio (CET 1)	$183,529	12.59%	$65,589	4.50%	$94,740	6.50%
Tier 1 Risk-Based Capital Ratio	$183,529	12.59%	$87,453	6.00%	$116,604	8.00%
Total Risk-Based Capital Ratio	$193,740	13.29%	$116,604	8.00%	$145,754	10.00%

December 31, 2020
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%	$96,065	5.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%	$79,945	6.50%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%	$98,394	8.00%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%	$122,992	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2021, all of the trust preferred securities that have been issued qualify as

Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of September 30, 2021, the rate was 1.73%.

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
    Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2021, the Company had unpledged securities totaling $805,824,000 available as a secondary source of liquidity and total cash and cash equivalents of $67,693,000.  Cash and cash equivalents at September 30, 2021 decreased 3.68% compared to $70,278,000 at December 31, 2020.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
    As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2021, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $262,091,000 in unused FHLB secured advances and a $10,691,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2021, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

    The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2021 and December 31, 2020:

Credit Lines (In thousands)	September 30, 2021	December 31, 2020
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$262,091	$235,371
Balance outstanding	$—	$—
Collateral pledged	$462,612	$435,152
Fair value of collateral	$417,729	$379,831
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$10,691	$13,323
Balance outstanding	$—	$—
Collateral pledged	$11,045	$13,538
Fair value of collateral	$10,988	$13,703

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

    There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, we refer to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2020 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the nine months ended September 30, 2021 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
06/1/2021 - 06/30/2021	239,679	$20.17	239,679	$7,158,000
07/1/2021 - 07/31/2021	344,940	$20.72	344,940	$—
Total	584,619	$20.50	584,619
(1) The Company approved a stock repurchase program effective March 17, 2021 with the intent to purchase up to $12,000,000 of the Company’s outstanding common stock, or approximately 636,943 shares. During the nine months ended September 30, 2021, the Company repurchased and retired a total of 584,619 shares at an approximate cost of $20.50 per share, completing the stock repurchase plan.
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

Central Valley Community Bancorp

Date: November 3, 2021	/s/ James J. Kim
James J.Kim
President and Chief Executive Officer

Date: November 3, 2021	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer