Form 10-K
period 2021-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2022-03-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $210,960,000 based on the price at which the stock was last sold on June 30, 2021.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 4, 2022
	11,818,817	shares
 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2022 Annual Meeting of Shareholders to be held on May 18, 2022 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2021.

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
At December 31, 2021, the Bank was our only banking subsidiary.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  We serve nine contiguous counties in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  We do not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2021, we had consolidated total assets of approximately $2,450,139,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
The Company is regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the California Department of Financial Protection and Innovation (“DFPI”) and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).
As of March 1, 2022, we had a total of 256 employees and 244 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 20 full-service banking offices in Cameron Park, Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also offers Internet banking that consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.83% in 2021 compared to 3.40% in 2020 based on FDIC deposit market share information published as of June 30, 2021. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2021 and 2020. We have a diversified loan portfolio. At December 31, 2021, we had total loans of $1,039,111,000.  Total commercial and industrial loans outstanding were $136,847,000 which included $18,553,000 in PPP loans, total agricultural land and production loans outstanding were $40,860,000, total real estate construction and other land loans outstanding were $61,586,000; total other real estate loans outstanding were $706,328,000, total equity loans and lines of credit were $55,620,000 and total consumer installment loans outstanding were $36,999,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
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
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  We attract deposits from individual and commercial customers.  No single customer or group of related customers accounts for a material portion of our deposits such that the loss of any one or more would have a material adverse effect on our business. However, at December 31, 2021 approximately 79.3% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 17.1% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, El Dorado, Madera, Merced, Placer, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

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
Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.83% in 2021 compared to 3.40% in 2020 based on FDIC deposit market share information published as of June 2021. In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2021 there were 126 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our branch location. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2021 there were 96 operating banking and credit union offices. In Tulare County, in addition to our three branches there were 47 operating banking and credit union offices in our primary service area. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2021 and 2020.  In Merced County, in addition to our one branch, as of June 30, 2021 there were 28 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2021 there were 189 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 76 operating banking and credit union offices in our primary service area. In El Dorado County, in addition to our one branch, there were 37 operating banking and credit union offices in our primary service area. In Placer County, in addition to our one branch, there were 79 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2021, the Bank’s legal lending limits to individual customers were $31,339,000 for unsecured loans and $52,232,000 for unsecured and secured loans combined.
For borrowers desiring loans in excess of the Bank’s lending limits, the Bank seeks to make such loans on a participation basis with other financial institutions. Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including online banking services and personal finance software.  Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.
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

BANK HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and the supervision and examination by the Federal Reserve.  Pursuant to the BHC Act, we are required to obtain the prior approval of the Federal Reserve before we may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, more than 5% of the voting shares of such bank.
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
We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless the company is engaged in banking activities or the Federal Reserve determines that the activity is so closely related to banking to be a proper incident to banking.  The Federal Reserve’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.
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
In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates.  Transactions between affiliates are subject to Sections 23A and 23B of the Federal Reserve Act (the “FRA”). Regulation W codifies interpretive guidance with respect to affiliate transactions. Subject to certain exceptions, a bank subsidiary can make loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value to or for the benefit of an affiliate if such transactions with one affiliate do not exceed 10% of such bank subsidiary’s capital and surplus, or 20% of such bank subsidiary’s capital and surplus for all transactions with affiliates in the aggregate. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices and on terms that are not more favorable than those provided to a non-affiliate. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as defined in the FRA, from an affiliate. Such restrictions also generally prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.
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
The Bank is a member of the FDIC, and is subject to the rules and regulations of the FDIC. The FDIC currently insures the deposits of insured depository institutions, including all non-interest bearing transactions accounts, up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category. For this protection, the Bank is required to pay a semi-annual statutory assessment.
Various remedies are available to the FDIC if it determines during an examination that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the Bank’s operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation. Such remedies include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank’s deposit insurance, which for a California state-chartered bank would result in a revocation of the Bank’s charter. The DFPI has many of the same remedial powers.
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
Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the FRA and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements:
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
Furthermore, the Bank must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the FRA and Regulation O. Each loan to directors or other insiders must be pre-approved by the Bank’s Board of Directors with the interested director abstaining from voting.
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
Subject to exceptions for well-capitalized and well-managed holding companies, Federal Reserve regulations also require approval of holding company purchases and redemptions of its securities if the gross consideration paid exceeds 10% of consolidated net worth for any 12-month period. In addition, Federal Reserve policy requires that bank holding companies consult with and inform the Federal Reserve in advance of (i) redeeming or repurchasing capital instruments when experiencing financial weakness and (ii) redeeming or repurchasing common stock and perpetual preferred stock if the result will be a net reduction in the amount of such capital instruments outstanding for the quarter in which the reduction occurs.
As a California corporation, the Company is subject to the limitations of California law, which allows a corporation to distribute cash or property to shareholders, including a dividend or repurchase or redemption of shares, if the corporation meets either a “retained earnings” test or a “balance sheet” test. Under the “retained earnings” test, the Company may make a distribution from retained earnings to the extent that its retained earnings exceed the sum of (i) the amount of the distribution plus (ii) the amount, if any, of dividends in arrears on shares with preferential dividend rights. The Company may also make a distribution under the “balance sheet” test if, immediately after the distribution, the value of its assets equals or exceeds the sum of (i) its total liabilities plus (ii) the liquidation preference of any shares which have a preference upon dissolution over the rights of shareholders receiving the distribution. Indebtedness is not considered a liability if the terms of such indebtedness provide that payment of principal and interest thereon are to be made only if, and to the extent that, a distribution to shareholders could be made under the balance sheet test. In addition, the Company may not make distributions if it is, or as a result of the distribution would be, likely to be unable to meet its liabilities (except those whose payment is otherwise adequately provided for) as they mature.
Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings, or the Bank’s net income for the latest three (3) fiscal years, less dividends paid during that period, or, with the approval of the DFPI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

In addition to the regulations concerning minimum uniform capital adequacy requirements described below, the FDIC has established guidelines regarding the maintenance of an adequate allowance for credit losses.  Therefore, the future payment of cash dividends by the Bank will generally depend, in addition to regulatory constraints, upon the Bank’s earnings during any fiscal period, the assessment by the Board of Directors of the capital requirements of the Bank and other factors, including the maintenance of an adequate allowance for credit losses.

REGULATORY CAPITAL REQUIREMENTS

    The Company and the Bank are subject to various regulatory capital requirements administered by federal banking agencies, which are required to take prompt corrective action with respect to any depository institution that does not meet minimum capital requirements. Our capital ratios exceed the required minimums for capital adequacy, and the Bank meets the definition for a “well capitalized” institution.
Capital rules (the “Rules”) adopted by Federal banking regulators (including the Federal Reserve and the FDIC) generally recognize three components, or tiers, of capital: common equity Tier 1 capital, additional Tier 1 capital and Tier 2 capital. Common equity Tier 1 capital generally consists of retained earnings and common stock instruments (subject to certain adjustments), as well as accumulated other comprehensive income (“AOCI”) except to the extent that the Company and the Bank exercise a one-time irrevocable option to exclude certain components of AOCI. Both the Company and the Bank made this election in 2015. Additional Tier 1 capital generally includes non-cumulative preferred stock and related surplus subject to certain adjustments and limitations. Tier 2 capital generally includes certain capital instruments (such as subordinated debt) and portions of the amounts of the allowance for credit losses, subject to certain requirements and deductions. The term “Tier 1 capital” means common equity Tier 1 capital plus additional Tier 1 capital, and the term “total capital” means Tier 1 capital plus Tier 2 capital.
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution's Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
To be adequately capitalized both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, both the Company and the Bank are required to maintain a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
The Rules set forth the manner in which certain capital elements are determined, including but not limited to, requiring certain deductions related to mortgage servicing rights and deferred tax assets. The Rules permit holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes the Company) to continue to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, generally up to 25% of other Tier 1 capital.
The Rules also prescribe the methods for calculating certain risk-based assets and risk-based ratios. Higher or more sensitive risk weights are assigned to various categories of assets, among which are credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or are nonaccrual, foreign exposures, certain corporate exposures, securitization exposures, equity exposures and in certain cases mortgage servicing rights and deferred tax assets.

BANK SECRECY ACT/ANTI-MONEY LAUNDERING REGULATIONS

We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Anti-Money Laundering Act (“AMLA”). Financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and identifying customers when establishing new relationships and standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The Customer Due Diligence final rule, which became effective in 2018, clarified and strengthened customer due diligence requirements for U.S. financial institutions, aiming to improve financial transparency and prevent criminals and terrorists from misusing companies to disguise their illicit activities and launder their ill-gotten gains. The Bank has extensive controls in place to comply with these requirements.
Enacted in January 2021, AMLA was intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions. AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. The Bank has established policies and procedures that it believes comply with these requirements.

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

PRIVACY AND DATA SECURITY

The Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy and disclosure of non-public personal information. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. In addition, the California Financial Information Privacy Act (“CFIPA”) also requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The CFIPA allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information. Similar to the CFIPA, the State of California recently enacted the California Consumer Privacy Act (“CCPA”), which gives consumers more control over the personal information that businesses collect about them. The CCPA includes new privacy rights including the right to know about the personal information a business collects about them and how it is used and shared; the right to delete personal information collected from them (with some exceptions); the right to opt-out of the sale of their personal information; and the right to non-discrimination for exercising their CCPA rights. Businesses (including financial institutions) are required to give consumers certain notices explaining their privacy rights. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.
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
The federal banking agencies have expressed support for modernizing the CRA regulatory framework, partly to address changes that have occurred due to the rise in digital banking. The debate on revisions to the CRA requirements continues, and it is unclear at this time whether and to what extent any changes will be made.

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

CONSUMER FINANCIAL PROTECTION BUREAU

Dodd-Frank created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although all institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over institutions with total consolidated assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
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
    Certain aspects of Dodd-Frank are subject to continued rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. Although the reforms primarily target systemically important financial service providers, Dodd-Frank’s influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. In addition, some of the recent financial laws and regulations aiming to ease regulatory and compliance burden on financial institutions that were adopted during the last presidential administration could be rolled back in the near future. We will continue to evaluate the effect of Dodd-Frank, as it may be amended from time to time, and other pending and proposed legislation. The impact of any future legislative or regulatory changes cannot be predicted, but they could affect the Company and the Bank, and no current assurance may be given that they will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

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
As of December 31, 2021, we had approximately 247 total employees, which included 235 full-time employees and 12 part-time employees. As a financial institution, approximately 63% of our employees are employed at our banking center and loan production offices, and another 37% are employed at our Headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.
As of December 31, 2021, approximately 72% of our current workforce is female, 28% male, and our average tenure is six and one-half years, an increase of one-half years since December 31, 2020.
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
The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. During 2021 and 2020, in response to the COVID-19 pandemic, we implemented safety protocols and procedures to protect our employees, customers, homeowners and trade partners. These procedures included complying with social distancing and other health and safety standards as required by federal, state, and local government agencies. Additionally, we modified the way in which we conduct many aspects of our business to reduce the amount of in-person contact and interactions. We significantly expanded the use of virtual interactions in all aspects of our business, including customer facing activities. Our teams across all facets of the Company were able and continue to adapt to these changes in our work environment and have successfully managed our business during the pandemic.

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2021 may be obtained without charge upon written request to David A. Kinross, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.

Inquiries regarding Central Valley Community Bancorp’s accounting, internal controls or auditing concerns should be directed to Steven D. McDonald, chairman of the Board of Directors’ Audit Committee, at steve.mcdonald@cvcb.com or anonymously at www.hotline-services.com or Compliance Hotline at 1-855-252-7606.
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

General Business and Industry Risks

Economic conditions could adversely affect our business, financial condition and results of operations.

Our financial performance generally, and in particular the ability of our borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services that we offer, is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; terrorist attacks; disruptions in global or national supply chains; or a combination of these or other factors.
The Bank conducts banking operation principally in California’s Central Valley. The Central Valley is largely dependent on agriculture. The agricultural economy in the Central Valley is therefore important to our financial performance, results of operations and cash flows. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect on our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Moreover, weaker prices might threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.

Risks relating to the impact of COVID-19 could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has created economic and financial disruptions that could adversely affect our business, financial condition, liquidity, capital, and results of operations. Even as efforts to contain the pandemic, including vaccinations, have made progress and some restrictions have relaxed, new variants of the virus are causing additional outbreaks. The impact of the Delta variant, or other variants that may emerge, cannot be predicted at this time, and could depend on numerous factors, including the availability of vaccines in different parts of the world, vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and other variants, and the response by governmental bodies to reinstate restrictive measures.
As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any of the following risks, any of which could have a material adverse effect on our business, financial condition, or results of operations:
•supply chain issues remain unresolved for longer than anticipated and decreased consumer and business confidence and economic activity, leading to certain lower loan demand and an increased risk of loan delinquencies, defaults, and foreclosures;
•high levels of unemployment may continue for an extended period of time, and loan delinquencies, problem assets and foreclosures may increase, resulting in increased charges and reduced income;
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
•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets; and
•cybersecurity, information security and operational risks could result from work-from-home arrangements, and the unavailability of critical services provided by third party vendors.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), we are subject to additional risks of litigation from our customers or other parties regarding our processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

Federal and state governments have enacted laws intending to stimulate the economy in light of the business and market disruptions related to COVID-19, including the Small Business Administration Paycheck Protection Program. Our Bank participated as a lender in both rounds of the PPP. We understand that PPP loans are fully guaranteed by the SBA and believe the majority of these loans will be forgiven. However, there can be no assurance that the borrowers will use or have used the funds appropriately or will have satisfied the staffing or payment requirements to qualify for forgiveness in whole or in part. Any portion of the loan that is not forgiven must be repaid by the borrower. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, which may or may not be related to an ambiguity in the laws, rules or guidance regarding operation of the PPP, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if we have already been paid under the guaranty, seek recovery from us of any loss related to the deficiency. Several other large banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. We and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans and our PPP process. If any such litigation is filed against the Bank and is not resolved in a manner favorable to the Bank, it may result in significant financial liability or adversely affect our reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market operations in U.S. government securities, adjustments of the discount rate and changes in reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

We are subject to interest rate risk which, among other things, could affect our earnings and the value of certain of our assets.

Our earnings and cash flows are largely dependent on net interest income. Interest rates are sensitive to many factors that are beyond our control, such as economic conditions, competition and policies of various governmental and regulatory agencies, and, in particular, the fiscal and monetary policies of the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect our ability to originate loans and obtain deposits; the fair value of our financial assets and liabilities, including our securities portfolio; and the average duration of our interest-earning assets. This also includes the risk that interest-earning assets may be more responsive to changes in interest rates than interest-bearing liabilities, or vice versa, the risk that the individual interest rates or rate indices underlying various interest-earning assets and interest-bearing liabilities may not change in the same degree over a given time period, and the risk of changing interest rate relationships across the spectrum of interest-earning asset and interest-bearing liability maturities, including a prolonged flat or inverted yield curve environment. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our business, financial condition and results of operations.

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

The Financial Conduct Authority in the United Kingdom, which regulates LIBOR, will not guarantee the continuation of LIBOR on the current basis after 2021. The Federal Reserve selected a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR") to replace LIBOR. SOFR differs in its methodology from LIBOR in that it is backward looking and is likely to be lower than LIBOR and less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market acceptance as a LIBOR replacement tool remains in question. In 2020 the Company began transitioning our instruments indexed to LIBOR to either a US Treasury index or a Wall Street Journal Prime Rate index. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent, securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and trust preferred securities. In addition, there is a risk that we may not complete our full transition to alternative indices or reference rates by the time LIBOR is no longer available. Once LIBOR rates are no longer available, we may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our financial condition, results of operations and capital position.

The effects of changes to FDIC insurance coverage limits are uncertain and may adversely affect us.

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of depositors’ accounts at an insured depository institution, including all non-interest bearing transactions accounts, will be insured by the FDIC up to the standard maximum deposit insurance amount of ($250,000) for each deposit insurance ownership category. Increases in FDIC insurance premiums will add to our cost of operations and could have a significant impact on the Bank. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional significant premium increases in order to replenish the fund.

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

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for credit loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model in which financial institutions will be required to use historical information, current conditions, and reasonable forecasts to estimate the expected loss over the life of the loan. The CECL model that will become effective for the Bank for the fiscal year beginning after December 15, 2022. Management established a task force to begin the implementation process. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. The Bank will likely be required to increase its allowance for credit losses as a result of the implementation of CECL. An increase in the allowance would increase the provision for credit losses, decreasing net income and retained earnings.

We may incur losses as a result of unforeseen or catastrophic events, including the emergence of a pandemic, terrorist attacks, extreme weather events or other natural disasters.

The occurrence of unforeseen or catastrophic events, including the emergence of additional pandemics, or other widespread health emergency (or concerns over the possibility of such an emergency), terrorist attacks, extreme terrestrial or solar weather events or other natural disasters, could create economic and financial disruptions, and could lead to operational difficulties (including travel limitations) that could impair our ability to manage our businesses.

Risks Related to our Lending Activities

Agribusiness lending presents unique credit risks.

As of December 31, 2021, approximately 3.9% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and materially and adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2021, $824 million, or 79.3% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Such declines and losses would have a material adverse impact on our business, financial condition and results of operations.

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
Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our business, financial condition and results of operation.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment.  We may experience significant credit losses that could have a material adverse effect on our operating results.  We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses for probable incurred losses in our loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. If our assumptions prove to be incorrect, our current allowance my not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Our bank regulatory agencies will periodically review our allowance for loan losses and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operation.

Non-performing assets adversely affect our results of operations and financial condition and take significant management time to resolve.

At December 31, 2021, our non-performing loans and leases were 0.09% of total loans and leases compared to 0.30% at December 31, 2020, and 0.18% at December 31, 2019, and our non-performing assets (which include foreclosed real estate) were 0.04% of total assets compared to 0.16% at December 31, 2020.  The allowance for credit losses as a percentage of non-performing loans and leases was 1,014.80% as of December 31, 2021 compared to 393.99% at December 31, 2020.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Our Securities Portfolio

We have and in the future we may be required to recognize impairment with respect to investment securities.

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

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, paying incentives and retaining skilled personnel may continue to increase. We need to continue to attract and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract and retain qualified banking personnel to continue to grow our business, and competition for such personnel can be intense. In addition, to attract and retain personnel with appropriate skills and knowledge to support our business, we may offer a variety of benefits, which could reduce our earnings or have a material adverse effect on our business, financial condition and results of operations. The loss of the services of any senior executive or other key personnel, the inability to recruit and retain qualified personnel in the future, or an increase in compensation benefits could have a material adverse effect on our business, financial condition and results of operations. .

Risks Related to Our Capital

    We may be subject to more stringent capital requirements in the future.

    We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. Our failure to comply with capital requirements may restrict the types of activities we or our subsidiaries may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. In particular, the capital requirements applicable to us under the recently adopted Capital Rules implementing the Basel III capital framework in the United States started to be phased-in on January 1, 2015. While we expect to meet the requirements of the Basel III-based Capital Rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity..

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

Risks Related to Our Growth

We may not be able to maintain our historical growth rate which may adversely impact our business, financial condition and results of operations and financial condition.

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

At December 31, 2021, we had approximately $53,777,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, Sierra Vista Bank in October 2016, and Folsom Lake Bank in October 2017. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

Risks Related to Our Reputation and Operations

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially and adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, the Bank, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be adversely affected.

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

Our business is exposed to the risk of changes in technology.

The rapid pace of technology changes and the impact of such changes on financial services generally and on our business specifically could impact our cost structure and our competitive position with our customers. Such developments include the rapid movement by customers and some competitor financial institutions to web-based services, mobile banking and cloud computing. Our failure or inability to anticipate, plan for or implement technology change could adversely affect our business, financial condition and results of operations.

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
Information pertaining to us and our customers is maintained and transactions are executed on the networks and systems of ours, our customers, and certain of our third party partners, such as our online banking or core systems. The secure maintenance and transmission of confidential information as well as execution of transactions over these systems are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions as well as the technology used by our customers to access our systems. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our security, our inability to anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability any of which could have a material adverse effect on our business, financial condition and results of operations.

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

    Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2021, we had a net deferred tax asset of $6.31 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and we are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. Because our business is highly regulated, the laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations. While the banking regulators continue to refine existing regulations implemented after the 2007-2008 financial crisis, currently they are also focusing their attention on certain policy areas, such as climate risk, digital currencies, and technological innovation. This new focus may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees.

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
The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which we conduct our business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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

At times, the stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers’ underlying financial strength.  As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur.  This may make it difficult for shareholders to resell shares of common stock at times or at prices they find attractive.  The low trading volume in our common shares on the NASDAQ Capital Market means that our shares may have less liquidity than other publicly traded companies.  We cannot ensure that the volume of trading in our common shares will be maintained or will increase in the future.
The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control.  Broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
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

The Company is a holding company and depends on the Bank for dividends, distributions, and other payments.

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

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

The holders of our debt obligations if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends. In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2021, we had $35.0 million principal amount of subordinated notes outstanding due 2031. In addition, as of December 31, 2021, we had $5.15 million of trust preferred securities outstanding due 2036. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt and trust preferred securities subordinate debentures had received any payment or distribution due to them. In addition, we are required to pay interest on the subordinated notes and trust preferred securities and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

ITEM 1B -    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 -DESCRIPTION OF PROPERTY

The Company owns the property on which full-service branch offices are situated at the following California locations: the Clovis Office, the Prather Office, the Modesto office, the Kerman office, the Visalia Floral Office, and the Exeter office.

All other property is leased by the Company, including the principal executive offices in Fresno, which houses the Company’s corporate offices, comprised of various departments, including accounting and finance, business lending for real estate, SBA, and agribusiness, information services, human resources, loan operations, credit review administration, banking services administration, risk management, and compliance.
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

PART II

ITEM 5 -MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY. As of March 4, 2022, we had approximately 918 shareholders of record.
The following table shows the high and low sales prices for the common stock for each quarter as reported by The NASDAQ Stock Market and cash dividend payment for each quarter presented.

Common Stock Prices and Dividends

	Quarter 1 2020	Quarter 2 2020	Quarter 3 2020	Quarter 4 2020	Quarter 1 2021	Quarter 2 2021	Quarter 3 2021	Quarter 4 2021
High	$21.69	$16.81	$15.68	$16.70	$21.35	$21.75	$23.83	$21.95
Low	$10.68	$10.59	$11.51	$12.25	$14.89	$17.33	$19.56	$20.47
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.11	$0.12	$0.12	$0.12

We paid common share cash dividends of $0.47 and $0.44 per share in 2021 and 2020, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
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
As of December 31, 2021, we had $35.0 million principal amount of subordinated notes outstanding due 2031. If we fail to make interest payments required by the terms of the subordinated debt we would be prohibited from paying dividends on any shares of common stock. In addition, as of December 31, 2021, we had $5.15 million of trust preferred securities outstanding due 2036. Under the terms of the trust preferred securities, we may defer interest payments for up to five years. But, if the Company should ever defer such interest payments, we would be prohibited from declaring or paying any cash dividends on any shares of our common stock.
For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to Company see “Item 1 - Business - Supervision and Regulation - Dividends.”
ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the year ended December 31, 2021 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2) (3)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
06/1/2021 - 06/30/2021	239,679	$20.17	239,679	$7,158
07/1/2021 - 07/31/2021	344,940	$20.72	344,940	$—
11/1/2021 - 11/30/2021	12,314	$21.30	12,314	$14,737
12/1/2021 - 12/31/2021	64,299	$21.07	64,299	$13,381
Total	661,232	$20.57	661,232
(1) The Company approved a stock repurchase program effective March 17, 2021 with the intent to purchase up to $12,000,000 of the Company’s outstanding common stock, or approximately 636,934 shares. During the year ended December 31, 2021, the Company repurchased and retired 584,619 shares at an approximate cost of $20.50 per share, completing the March 17, 2021 approved stock repurchase program.
(2) The Company approved a stock repurchase program effective November 17, 2021 with the intent to purchase an additional $15,000,000 of the Company’s outstanding common stock, or approximately 702,576 shares. During the year ended December 31, 2021, the Company repurchased and retired 76,613 shares under the November 17, 2021 approved stock repurchase program at an approximate cost of $21.10 per share.
(3) All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2021, regarding equity-based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	52,805	(1)	$9.81	737,311	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	52,805		$9.81	737,311
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
At December 31, 2021, there were 24,177 shares of restricted common stock issued and outstanding. No options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2021 and 2020 from any of the Company’s equity-based compensation plans. During the year ended December 31, 2021, 31,496 shares of restricted common stock were granted under the 2015 Plan, and 21,397 shares of restricted common stock were granted during the year ended December 31, 2020.

ITEM 6 -[Reserved]

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
During 2021, we focused on asset quality and capital adequacy as well as managing the COVID-19 affects on businesses, customers and employees.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2021, the Bank operated 20 full-service offices. Additionally, the Bank maintains a Commercial Real Estate Division, an Agribusiness Center and a SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

For the years leading up to 2021, the economy, as evidenced by the California, Central Valley, and Greater Sacramento Region unemployment rates, and housing prices, were showing moderate and steady improvement.
During 2020 and to a lesser extent in 2021, our business has been, and continues to be, impacted by the ongoing outbreak of COVID-19. During 2021 and 2020, the outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. As a result, the demand for our products and services has been and may continue to be significantly impacted. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.
We only conduct business in the state of California. California placed significant restrictions on businesses and individuals at the outset of the COVID-19 pandemic. While many of these initial restrictions have been lifted, there is still the possibility that certain restrictions could be re-imposed or extended to contain further spread if the rate of infection were to surge again in any of these states, including as a result of the Delta and Omicron variants that have recently caused an uptick in infections particularly among non-vaccinated individuals. As a financial institution, we are considered an essential business and we have therefore continued to operate on a modified basis throughout the pandemic to comply with governmental restrictions and public health authority guidelines.
    We remain focused on keeping our employees safe and our bank running effectively to serve our customers and continue to monitor the continued spread of COVID-19 and its variants. Our branches have been reopened across our footprint.
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

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2021 was $2.31 compared to $1.62 and $1.59 for the years ended December 31, 2020 and 2019, respectively.  Net income for 2021 was $28,401,000 compared to $20,347,000 and $21,443,000 for the years ended December 31, 2020 and 2019, respectively.  The increase in net income for 2021 compared to 2020 was driven by a reversal of provision for credit losses, an increase in net interest income, and an increase in interchange fees, partially offset by an increase in the provision for income taxes, an increase in non-interest expense, a decrease in net realized gains on sales and calls of investment securities, a decrease in loan placement fees, and a decrease in service charge income. Total assets at December 31, 2021 were $2,450,139,000 compared to $2,004,096,000 at December 31, 2020.
Return on average equity (“ROE”) for 2021 was 11.50% compared to 8.85% and 9.39% for 2020 and 2019, respectively.  Return on average assets (“ROA”) for 2021 was 1.25% compared to 1.11% and 1.36% for 2020 and 2019, respectively.  Total equity was $247,845,000 at December 31, 2021 compared to $245,021,000 at December 31, 2020.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $28,401,000, the exercise of stock options in the amount of $256,000, the effect of share-based compensation expense of $405,000, and stock issued under our employee stock purchase plan of $204,000, partially offset by a decrease in accumulated other comprehensive income (AOCI) of $7,224,000, the payment of common stock cash dividends of $5,757,000 and the repurchase and retirement of common stock of $13,619,000.
Average total loans (including nonaccrual) increased $13,941,000 or 1.32% to $1,069,653,000 in 2021 compared to $1,055,712,000 in 2020.  In 2021, we recorded a reversal of provision for credit losses of $4,300,000 compared to a provision of $3,275,000 in 2020 and a provision of $1,025,000 in 2019.  The Company had nonperforming assets consisting of $946,000 in nonaccrual loans at December 31, 2021.  At December 31, 2020, nonperforming assets totaled $3,278,000.  Net loan loss recoveries for 2021 were $985,000 compared to net loan loss recoveries in the amount of $510,000 for 2020 and net loan loss charge-offs in the amount of $999,000 for 2019.  Refer to “Asset Quality” below for further information.

Dividend Declared

    The Company declared a $0.12 per common share cash dividend, payable on February 25, 2022 to shareholders of record on February 11, 2022.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 11.50% for the year ended 2021 compared to 8.85% and 9.39% for the years ended 2020 and 2019, respectively.
Our net income for the year ended December 31, 2021 increased $8,054,000 compared to 2020 and decreased $1,096,000 in 2020 compared to 2019.  Contributing to the increase during 2021 compared to 2020 was a reversal of provision for credit losses, an increase in net interest income, and an increase in interchange fees, partially offset by a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, an increase in non-interest expense, a decrease in loan placement fees, and an increase in the provision for income taxes. During 2020, net income compared to 2019 was negatively impacted by an increase in the provision for credit losses and higher non-interest expenses.  During 2019 net income was positively impacted by an increase in net interest income and an increase in net realized gains on sales and calls of investment securities.
Net interest income increased primarily because of increases in loan and fee income, increases in interest income on investments, and decreases in interest expense. For 2021, our net interest margin (NIM) decreased 33 basis points to 3.54% compared to 2020 as a result of yield changes and asset mix changes. The decrease in net interest margin in the period-to-period comparison resulted from the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold and the decrease in the effective yield on average investment securities, offset by the increase in the yield on the Company’s loan portfolio. Net interest income during 2021 was positively impacted by from the accretion of the loan marks on acquired loans in the amount of $802,000 and $1,321,000 for the year ended December 31, 2021 and 2020, respectively. In addition, net interest income before the provision for credit losses for the year ended December 31, 2021 benefited by approximately $676,000 in nonrecurring income from prepayment penalties and payoff of loans, as compared to $805,000 for the year ended December 31, 2020. Excluding these reversals and benefits, net interest income for the year ended December 31, 2021 increased by $8,779,000 compared to the year ended December 31, 2020.
Non-interest income decreased 34.73% in 2021 compared to 2020 primarily due to a $3,751,000 decrease in net realized gains on sales and calls of investment securities, a decrease of $1,118,000 in other income, a decrease in loan placement fees of $317,000, and a decrease in service charge income of $170,000, partially offset by an increase in interchange fees of $437,000 and an increase in appreciation in cash surrender value of bank-owned life insurance of $129,000. Other income for the year ended December 31, 2020 included a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds.
Non-interest expenses increased $158,000 or 0.33% to $47,842,000 in 2021 compared to $47,684,000 in 2020. The net increase year over year resulted from increases in data processing of $348,000, information technology of $477,000, regulatory assessments of $341,000, occupancy and equipment expenses of $256,000, personnel of $213,000, salaries and employee benefits of $117,000, loan related expenses of $75,000, donations of $45,000, education and training of $42,000 general insurance of $31,000, telephone of $31,000, alarm of $16,000, and postage of $11,000, partially offset by decreases in professional services of $733,000, Internet banking expenses of $330,000, directors’ expenses of $193,000, advertising expenses of $136,000, stationary and supplies of $78,000, risk management expenses of $55,000, amortization of software of $41,000, amortization of core deposit intangible of $34,000, armored courier of $25,000, travel and mileage of $24,000, and operating losses of $5,000 in 2021 compared to 2020. The Company recorded an income tax provision of $9,616,000 for the year ended December 31, 2021, compared to $6,914,000 for the year ended December 31, 2020, and $8,509,000 for the year ended December 31, 2019. Basic EPS was $2.32 for 2021 compared to $1.62 and $1.60 for 2020 and 2019, respectively.  Diluted EPS was $2.31 for 2021 compared to $1.62 and $1.59 for 2020 and 2019, respectively.

Return on Average Assets

Our ROA is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2021 was 1.25% compared to 1.11% and 1.36% for the years ended December 31, 2020 and 2019, respectively.  The 2021 increase in ROA is primarily due to the increase in net income, notwithstanding the increase in average assets.  Annualized ROA for our peer group was 0.93% at December 31, 2021.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin by focusing on core deposits and managing our cost of funds.  Our net interest margin (fully tax equivalent basis) was 3.54% for the year ended December 31, 2021, compared to 3.87% and 4.51% for the years ended December 31, 2020 and 2019, respectively.  The decrease in 2021 net interest margin compared to 2020, resulted from the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold, the decrease in the effective yield on average investment securities, offset by the increase in the yield on the Company’s loan portfolio.  The effective tax equivalent yield on total earning assets decreased 36 basis points, while the cost of total interest-bearing liabilities decreased 7 basis points to 0.12% for the year ended December 31, 2021. Our cost of total deposits in 2021 and 2020 was 0.05% and 0.09%, respectively, compared to 0.15% for the same period in 2019. Our net interest income before provision for credit losses increased $8,131,000 or 12.62% to $72,554,000 for the year ended 2021 compared to $64,423,000 and $63,772,000 for the years ended 2020 and 2019, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank-owned life insurance, and net gains from sales and calls of investment securities.  Non-interest income in 2021 decreased $4,792,000 or 34.73% to $9,005,000 compared to $13,797,000 in 2020 and $13,305,000 in 2019.  The decrease resulted primarily from a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, a decrease in loan placement fees, a decrease in FHLB dividends, and a decrease in other income, partially offset by an increase in interchange fees and an increase in appreciation in cash surrender value of bank-owned life insurance compared to 2020.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $946,000 and $3,278,000 at December 31, 2021 and 2020, respectively.  Nonperforming assets totaled 0.09% of gross loans as of December 31, 2021 and 0.30% of gross loans as of December 31, 2020. Nonperforming loans were $946,000 and $3,278,000 at December 31, 2021 and 2020, respectively.  The Company had no other real estate owned at December 31, 2021, or December 31, 2020. No foreclosed assets were recorded at December 31, 2021 or December 31, 2020. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The ratio of nonperforming loans to total loans was 0.09% as of December 31, 2021 and 0.30% as of December 31, 2020. The allowance for credit losses as a percentage of outstanding loan balance was 0.92% as of December 31, 2021 and 1.17% as of December 31, 2020. The ratio of net recoveries (charge-offs) to average loans was 0.09% as of December 31, 2021 and 0.05% as of December 31, 2020.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 22.26% during 2021 to $2,450,139,000 as of December 31, 2021 from $2,004,096,000 as of December 31, 2020.  Total gross loans decreased 5.74% to $1,039,111,000 as of December 31, 2021, compared to $1,102,347,000 at December 31, 2020.  Total investment securities increased 55.58% to $1,116,624,000 as of December 31, 2021 compared to $717,726,000 as of December 31, 2020.  Total deposits increased 23.22% to $2,122,797,000 as of December 31, 2021 compared to $1,722,710,000 as of December 31, 2020.  Our loan to deposit ratio at December 31, 2021 was 48.95% compared to 63.99% at December 31, 2020.  The loan to deposit ratio of our peers was 71.00% at December 31, 2021. Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Capital Adequacy

At December 31, 2021, we had a total capital to risk-weighted assets ratio of 15.80%, a Tier 1 risk-based capital ratio of 12.82%, common equity Tier 1 ratio of 12.48%, and a leverage ratio of 8.03%.  At December 31, 2020, we had a total capital to risk-weighted assets ratio of 15.58%, a Tier 1 risk-based capital ratio of 14.50%, common equity Tier 1 ratio of 14.10%, and a leverage ratio of 9.28%.  At December 31, 2021, on a stand-alone basis, the Bank had a total risk-based capital ratio of 14.18%, a Tier 1 risk based capital ratio of 13.52%, common equity Tier 1 ratio of 13.52%, and a leverage ratio of 8.47%.  At December 31, 2020, the Bank had a total risk-based capital ratio of 15.48%, Tier 1 risk-based capital of 14.41% and a leverage ratio of 9.23%.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of December 31, 2021, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2021.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 57.16% for 2021 compared to 64.08% for 2020 and 62.77% for 2019.  The improvement in the efficiency ratio in 2021 was due to the growth in non-interest income outpacing the increase in non-interest expense. The Company’s net interest income before provision for credit losses plus non-interest income increased 4.27% to $81,559,000 in 2021 compared to $78,220,000 in 2020 and $77,077,000 in 2019, while operating expenses increased 0.33% in 2021, 3.44% in 2020, and 2.29% in 2019.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $277,130,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $1,280,091,000 or 52.25% of total assets at December 31, 2021 and $788,004,000 or 39.32% of total assets as of December 31, 2020.

RESULTS OF OPERATIONS

Net Income

Net income was $28,401,000 in 2021 compared to $20,347,000 and $21,443,000 in 2020 and 2019, respectively.  Basic earnings per share was $2.32, $1.62, and $1.60 for 2021, 2020, and 2019, respectively.  Diluted earnings per share was $2.31, $1.62, and $1.59 for 2021, 2020, and 2019, respectively.  ROE was 11.50% for 2021 compared to 8.85% for 2020 and 9.39% for 2019.  ROA for 2021 was 1.25% compared to 1.11% for 2020 and 1.36% for 2019.
The increase in net income for 2021 compared to 2020 was driven by a reversal of provision for credit losses, an increase in net interest income, and an increase in interchange fees, partially offset by an increase in the provision for income taxes, an increase in non-interest expense, a decrease in net realized gains on sales and calls of investment securities, a decrease in loan placement fees, and a decrease in service charge income. The decrease in net income for 2020 compared to 2019 was primarily due to an increase in provision for credit losses, a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in loan placement fees, and a decrease in the provision for income taxes.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$104,710	$129	0.12%	$76,924	$246	0.32%	$17,893	$375	2.10%
Securities
Taxable securities	678,093	14,044	2.07%	479,894	11,740	2.45%	438,042	13,197	3.01%
Non-taxable securities (1)	238,870	7,096	2.97%	66,299	2,489	3.75%	38,520	1,639	4.25%
Total investment securities	916,963	21,140	2.31%	546,193	14,229	2.61%	476,562	14,836	3.11%
Total securities and interest-earning deposits	1,021,673	21,269	2.08%	623,117	14,475	2.32%	494,455	15,211	3.08%
Loans (2) (3)	1,067,316	54,077	5.07%	1,053,450	52,066	4.94%	928,560	51,464	5.54%
Total interest-earning assets	2,088,989	$75,346	3.61%	1,676,567	$66,541	3.97%	1,423,015	$66,675	4.69%
Allowance for credit losses	(11,482)			(12,242)			(9,337)
Nonaccrual loans	2,337			2,262			2,323
Cash and due from banks	38,202			27,575			25,726
Bank premises and equipment	8,436			7,476			7,983
Other assets	141,133			131,349			124,379
Total average assets	$2,267,615			$1,832,987			$1,574,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$529,043	$182	0.03%	$433,742	$341	0.08%	$370,378	$566	0.15%
Money market accounts	455,575	661	0.15%	300,603	542	0.18%	270,918	656	0.24%
Time certificates of deposit	89,875	193	0.21%	89,610	582	0.65%	97,136	706	0.73%
Total interest-bearing deposits	1,074,493	1,036	0.10%	823,955	1,465	0.18%	738,432	1,928	0.26%
Other borrowed funds	9,864	266	2.70%	5,155	130	2.52%	21,943	631	2.88%
Total interest-bearing liabilities	1,084,357	$1,302	0.12%	829,110	$1,595	0.19%	760,375	$2,559	0.34%
Non-interest bearing demand deposits	900,083			744,239			557,348
Other liabilities	36,311			29,831			28,014
Shareholders’ equity	246,864			229,807			228,352
Total average liabilities and shareholders’ equity	$2,267,615			$1,832,987			$1,574,089
Interest income and rate earned on average earning assets		$75,346	3.61%		$66,541	3.97%		$66,675	4.69%
Interest expense and interest cost related to average interest-bearing liabilities		1,302	0.12%		1,595	0.19%		2,559	0.34%
Net interest income and net interest margin (4)		$74,044	3.54%		$64,946	3.87%		$64,116	4.51%
(1)Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,490, $523, and $344 in 2021, 2020, and 2019, respectively.
(2)Loan interest income includes loan fees of $6,474 in 2021, $2,234 in 2020, and $164 in 2019.
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

Changes in Volume/Rate	For the Years Ended December 31, 2021 Compared to 2020			For the Years Ended December 31, 2020 Compared to 2019
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$88	$(205)	$(117)	$1,237	$(1,366)	$(129)
Investment securities:
Taxable	4,848	(2,544)	2,304	1,260	(2,717)	(1,457)
Non-taxable (1)	6,478	(1,871)	4,607	1,181	(331)	850
Total investment securities	11,326	(4,415)	6,911	2,441	(3,048)	(607)
Loans	685	1,326	2,011	6,921	(6,319)	602
Total earning assets (1)	12,099	(3,294)	8,805	10,599	(10,733)	(134)
Interest expense:
Deposits:
Savings, NOW and MMA	353	(393)	(40)	167	(506)	(339)
Time certificate of deposits	1	(390)	(389)	(54)	(70)	(124)
Total interest-bearing deposits	354	(783)	(429)	113	(576)	(463)
Other borrowed funds	119	17	136	(483)	(18)	(501)
Total interest bearing liabilities	473	(766)	(293)	(370)	(594)	(964)
Net interest income (1)	$11,626	$(2,528)	$9,098	$10,969	$(10,139)	$830
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $2,011,000 or 3.86% in 2021 compared to 2020.  Interest and fee income from loans increased $602,000 or 1.17% in 2020 compared to 2019.  The increase in 2021 is primarily attributable to an increase in average total loans outstanding as well as an increase in the yield on loans of 13 basis points.
Average total loans for 2021 increased $13,941,000 to $1,069,653,000 compared to $1,055,712,000 for 2020 and $930,883,000 for 2019.  The yield on loans for 2021 was 5.07% compared to 4.94% and 5.54% for 2020 and 2019, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $802,000 and $1,321,000 for the years ended December 31, 2021 and 2020, respectively.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $5,827,000 or 41.76% in 2021 compared to 2020. The yield on average investments decreased 24 basis points to 2.08% for the year ended December 31, 2021 from 2.32% for the year ended December 31, 2020. Average total investments increased $398,556,000 to $1,021,673,000 in 2021 compared to $623,117,000 in 2020.  In 2020, total investment income on a non tax-equivalent basis decreased $915,000 or 6.15% compared to 2019.
Our investment portfolio consists primarily of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2021, we held $527,659,000 or 47.57% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 2.08%.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the MBS and CMOs would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms. Premium amortization and discount accretion of these investments affects our net interest income.  Our management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2021 was an unrealized gain of $7,632,000 and is reflected in the Company’s equity.  At December 31, 2021, the effective duration of the investment portfolio was 4.86 years and the market value reflected a pre-tax unrealized gain of $10,835,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2021, 2020, and 2019, no OTTI was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize additional OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2021, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $117,000,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $123,000,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2021 increased $7,838,000 to $73,856,000 compared to $66,018,000 in 2020 and $66,331,000 in 2019, respectively.  The increase in 2021 was the result of yield changes and asset mix changes.  The tax-equivalent yield on interest earning assets decreased to 3.61% for the year ended December 31, 2021 from 3.97% for the year ended December 31, 2020.  Average interest earning assets increased to $2,088,989,000 for the year ended December 31, 2021 compared to $1,676,567,000 for the year ended December 31, 2020.  Average interest-earning deposits in other banks increased $27,786,000 in 2021 compared to 2020.  Average yield on these deposits was 0.12% compared to 0.32% on December 31, 2021 and December 31, 2020 respectively.  Average investments and interest-earning deposits increased $398,556,000 but the tax equivalent yield on those assets decreased 24 basis points.  Average total loans increased $13,941,000 and the yield on average loans increased 13 basis points.
The decrease in total interest income for 2020 was the result of yield changes, decrease in interest rates, and asset mix changes. The tax-equivalent yield on interest-earning assets increased to 3.97% for the year ended December 31, 2020 from 4.69% for the year ended December 31, 2019.  Average interest-earning assets increased to $1,676,567,000 for the year ended December 31, 2020 compared to $1,423,015,000 for the year ended December 31, 2019.  Average total loans increased and the yield on average loans decreased 60 basis points.
Interest expense on deposits in 2021 decreased $429,000 or 29.28% to $1,036,000 compared to $1,465,000 in 2020 and decreased $892,000 as compared to 2019.  The yield on interest-bearing deposits decreased 8 basis points to 0.10% in 2021 from 0.18% in 2020.  The yield on interest-bearing deposits decreased 8 basis points to 0.18% in 2020 from 0.26% in 2019.  Average interest-bearing deposits were $1,074,493,000 for 2021 compared to $823,955,000 and $738,432,000 for 2020 and 2019, respectively.
Average other borrowings were $9,864,000 with an effective rate of 2.70% for 2021 compared to $5,155,000 with an effective rate of 2.52% for 2020.  In 2019, the average other borrowings were $21,943,000 with an effective rate of 2.88%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 1.73% for 2021, 1.84% for 2020, and 3.59% for 2019. The subordinated debt, issued in 2021, bears a fixed interest rate of 3.125% per year.
The cost of all interest-bearing liabilities was 0.12% and 0.19% basis points for 2021 and 2020, respectively, compared to 0.34% for 2019.  The cost of total deposits decreased to 0.05% for the year ended December 31, 2021, compared to 0.09% and 0.15% for the years ended December 31, 2020 and 2019, respectively.  Average demand deposits increased 20.94% to $900,083,000 in 2021 compared to $744,239,000 for 2020 and $557,348,000 for 2019. The ratio of average non-interest demand deposits to average total deposits increased to 45.58% for 2021 compared to 47.46% and 43.01% for 2020 and 2019, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2021 increased $8,131,000 or 12.62% to $72,554,000 compared to $64,423,000 for 2020 and $63,772,000 for 2019.  The increase in 2021 was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in average interest bearing liabilities. Our net interest margin (NIM) decreased 33 basis points. Yield on interest earning assets decreased 36 basis points.  The decrease in net interest margin in the period-to-period comparison resulted primarily from the decrease in the effective yield on interest earning deposits in other banks and Federal Funds sold, the decrease in the effective yield on average investment securities, offset by the increase in the yield on the Company’s loan portfolio.  Net interest income before provision for credit losses increased $651,000 in 2020 compared to 2019, primarily due to the increase in average earning assets, yield changes, asset mix changes, offset by an increase in average interest bearing liabilities. Average interest-earning assets were $2,088,989,000 for the year ended December 31, 2021 with a NIM of 3.54% compared to $1,676,567,000 with a NIM of 3.87% in 2020, and $1,423,015,000 with a NIM of 4.51% in 2019.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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
The establishment of an adequate credit allowance is based on an allowance model that utilizes qualitative and quantitative factors, historical losses, loan level risk ratings and portfolio management tools.  The Board of Directors has established initial responsibility for the accuracy of credit risk ratings with the individual credit officer and oversight from Credit Administration who ensures the accuracy of the risk ratings. Quarterly, the credit officers must certify the current risk ratings of the loans in their portfolio. Credit Administration reviews the certifications and reports to the Board of Directors Audit/Compliance Committee. At least annually the loan portfolio, including risk ratings, is reviewed by a third party credit reviewer. Regulatory agencies also review the loan portfolio on a periodic basis. See “Allowance for Credit Losses” for more information on the Company’s Allowance for Loan Loss.
    During the year ended December 31, 2021, the Company recorded a reversal of provision for credit losses of $4,300,000 compared to a provision of $3,275,000 and $1,025,000 for the same periods in 2020 and 2019, respectively. The recorded provisions to the allowance for credit losses are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the years ended December 31, 2021, 2020 and 2019 the Company had net charge-offs (recoveries) totaling $(985,000), $(510,000), and $999,000, respectively. The net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was (0.09)%, (0.05)% and 0.11% for 2021, 2020, and 2019, respectively.
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
We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of December 31, 2021, there were $8.5 million in classified loans of which $2.6 million related to commercial and industrial loans, $3.6 million to real estate owner occupied, and $2.4 million to agricultural production. This compares to $36.1 million in classified loans as of December 31, 2020 of which $1.2 million related to agricultural real estate, $3.2 million to real estate construction, $10.4 million to commercial and industrial, $3.3 million to agricultural production, $9.6 million to commercial real estate, and $7.3 million to real estate owner occupied.

As of December 31, 2021, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $76,854,000 for 2021 compared to $61,148,000 and $62,747,000 for 2020 and 2019, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $9,005,000 in 2021 compared to $13,797,000 and $13,305,000 in 2020 and 2019, respectively. The $4,792,000 or 34.73% decrease in non-interest income in 2021 was driven by a decrease of $3,751,000 in net realized gains on sales and calls of investment securities, a decrease of $1,118,000 in other income, a decrease in service charge income of $170,000, and a decrease in loan placement fees of $317,000, partially offset by an increase in interchange fees of $437,000 and an increase in appreciation in cash surrender value of bank-owned life insurance of $129,000. Other income for the year ended December 31, 2020 included a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds. The 492,000 or 3.70% increase in non-interest income in 2020 resulted primarily from an increase in loan placement fees, and an increase in other income, partially offset by a decrease in net realized gains on sales and calls of investment securities, a decrease in service charge income, and a decrease in FHLB dividends compared to 2019.
Customer service charges decreased $170,000 to $1,901,000 in 2021 compared to $2,071,000 in 2020 and $2,756,000 in 2019.  The decreases in 2021 and 2020 resulted from decreases in our NSF fees and lower analysis service charge income.
During the year ended December 31, 2021, we realized net gains on sales and calls of investment securities of $501,000, compared to $4,252,000 in 2020 and $5,199,000 in 2019. The net gains in 2021, 2020, and 2019 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.  See Note 3 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $840,000 in 2021 compared to $711,000 and $728,000 in 2020 and 2019, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.
Interchange fees totaled $1,784,000 in 2021 compared to $1,347,000 and $1,446,000 in 2020 and 2019, respectively.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $317,000 in 2021 to $1,974,000 compared to $2,291,000 in 2020 and $978,000 in 2019.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2021 and 2020, we held FHLB stock totaling $5,595,000.  Dividends in 2021 decreased to $321,000 compared to $323,000 in 2020 and $455,000 in 2019.
Other income decreased to $1,684,000 in 2021 compared to $2,802,000 and $1,743,000 in 2020 and 2019, respectively. Other income for the year ended December 31, 2020 included a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $158,000 or 0.33% to $47,842,000 in 2021 compared to $47,684,000 in 2020, and $46,100,000 in 2019.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 57.16% for 2021 compared to 64.08% for 2020 and 62.77% for 2019. The improvement in the efficiency ratio in 2021 and 2020 was due to the growth in non-interest income outpacing the increase in non-interest expense.
Salaries and employee benefits increased $117,000 or 0.41% to $28,720,000 in 2021 compared to $28,603,000 in 2020 and $26,654,000 in 2019.  Full time equivalents were 256 for the year ended December 31, 2021 compared to 273 for the year ended December 31, 2020. The increase in salaries and employee benefits in 2021 compared to 2020 was the result of an increase of approximately $535,000 in salaries and benefits and lower loan origination costs of approximately $878,000, offset by a decrease of $1,296,000 for directors’ and officers’ expenses related to the change in the discount rate used to calculate the liability for salary continuation, deferred compensation, and split-dollar plans.
For the years ended December 31, 2021, 2020, and 2019, the compensation cost recognized for equity-based compensation was $405,000, $470,000 and $555,000, respectively. As of December 31, 2021, there was $273,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 1.55 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2021 and 2020. Restricted common stock awards of 31,496 and 21,397 shares were awarded in 2021 and 2020, respectively.
Occupancy and equipment expense increased $256,000 or 5.53% to $4,882,000 in 2021 compared to $4,626,000 in 2020 and $5,439,000 in 2019. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at December 31,2021 and at December 31, 2020.
Regulatory assessments were $831,000 in 2021 compared to $490,000 and $251,000 in 2020 and 2019, respectively.  The assessment base for calculating the amount owed is based on the formula of average assets minus average tangible equity. The 2019 lower assessments were the result of the Company receiving its small business bank credit.
Information technology expense increased $477,000 to $2,868,000 for the year ended December 31, 2021 compared to $2,391,000 and $2,611,000 in 2020 and 2019, respectively. Data processing expenses were $2,394,000 in 2021 compared to $2,046,000 in 2020 and $1,557,000 in 2019. Professional services decreased $733,000 in 2021 compared to 2020 due to lower legal expenses and consulting fees.
Amortization of core deposit intangibles was $661,000 for 2021, $695,000 for 2020, and $695,000 for 2019. During 2021, amortization expense related to FLB core deposit intangibles (“CDI”) was $423,000, amortization expense related to SVB CDI was $101,000, and amortization expense related to Visalia Community Bank (“VCB”) CDI was $137,000. During 2020, amortization expense related to FLB CDI was $423,000, amortization expense related to SVB CDI was $135,000, and amortization expense related to VCB CDI was $137,000. During 2019, amortization expense related to FLB CDI was $423,000, amortization expense related to SVB CDI was $135,000, and amortization expense related to VCB CDI was $137,00.
ATM/Debit card expenses decreased $1,000 to $818,000 for the year ended December 31, 2021 compared to $819,000 in 2020 and $920,000 in 2019. Other non-interest expenses decreased $46,000 or 1.25% to $3,734,000 in 2021 compared to $3,688,000 in 2020 and $4,386,000 in 2019.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2021	% Average Assets	Other Expense 2020	% Average Assets	Other Expense 2019	% Average Assets
Stationery/supplies	$150	0.01%	$228	0.01%	$240	0.02%
Amortization of software	82	—%	123	0.01%	350	0.02%
Telephone	224	0.01%	193	0.01%	342	0.02%
Alarm	131	0.01%	115	0.01%	100	0.01%
Postage	202	0.01%	191	0.01%	218	0.01%
Armored courier fees	255	0.01%	280	0.02%	284	0.02%
Risk management expense	94	—%	149	0.01%	232	0.01%
Donations	197	0.01%	152	0.01%	212	0.01%
Personnel other	374	0.02%	161	0.01%	177	0.01%
Credit card expense	—	—%	—	—%	114	0.01%
Education/training	198	0.01%	156	0.01%	155	0.01%
Loan related expenses	133	0.01%	58	—%	52	—%
General insurance	202	0.01%	171	0.01%	165	0.01%
Travel and mileage expense	103	—%	127	0.01%	256	0.02%
Operating losses	147	0.01%	142	0.01%	102	0.01%
Shareholder services	107	—%	109	0.01%	101	0.01%
Other	1,135	0.05%	1,333	0.08%	1,286	0.08%
Total other non-interest expense	$3,734	0.16%	$3,688	0.22%	$4,386	0.28%

Provision for Income Taxes

Our effective income tax rate was 25.3% for 2021 compared to 25.4% for 2020 and 28.4% for 2019.  The Company reported an income tax provision of $9,616,000, $6,914,000, and $8,509,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
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
The Company had the net deferred tax assets of $6.31 million and $4.74 million at December 31, 2021 and 2020, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2021 and 2020 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,450,139,000 as of December 31, 2021, compared to $2,004,096,000 as of December 31, 2020, an increase of 22.26% or $446,043,000.  Total gross loans were $1,039,111,000 as of December 31, 2021, compared to $1,102,347,000 as of December 31, 2020, a decrease of $63,236,000 or 5.74%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 65.91% or $496,850,000 to $1,250,679,000.  Total deposits increased 23.22% or $400,087,000 to $2,122,797,000 as of December 31, 2021, compared to $1,722,710,000 as of December 31, 2020.  Shareholders’ equity increased $2,824,000 or 1.15% to $247,845,000 as of December 31, 2021, compared to $245,021,000 as of December 31, 2020. The increase in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in net unrealized gains on available-for-sale (AFS) securities recorded, net of estimated taxes, in accumulated other comprehensive income (AOCI), and share repurchases. Accrued interest payable and other liabilities were $40,043,000 as of December 31, 2021, compared to $31,210,000 as of December 31, 2020, an increase of $8,833,000.

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

Investments

The following table reflects the balances for each category of securities at year end:

Available-for-Sale Securities	Amortized Cost at December 31,
(In thousands)	2021	2020	2019
Treasuries	$9,988	$—	$—
U.S. Government agencies	373	651	14,740
Obligations of states and political subdivisions	512,952	361,734	89,574
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	214,203	198,125
Private label mortgage and asset backed securities	317,089	82,413	155,308
Corporate debt securities	44,500	30,000	9,000
Total Available-for-Sale Securities	$1,098,373	$689,001	$466,747
Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2021, investment securities with a fair value of $260,325,000, or 23.47% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2021 was 48.95% compared to 63.99% at December 31, 2020.  The loan to deposit ratio of our peers was 71.00% at December 31, 2021.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 65.91% or $496,850,000 to $1,250,679,000 at December 31, 2021, from $753,829,000 at December 31, 2020.  The market value of the portfolio reflected an unrealized gain of $10,835,000 at December 31, 2021, compared to an unrealized gain of $21,091,000 at December 31, 2020.
    Losses recognized in 2021, 2020, and 2019 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
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
As of December 31, 2021, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at December 31, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no OTTI losses recorded during the twelve months ended December 31, 2021, 2020, or 2019.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2021 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Treasury securities	$—	—	$—	—	$9,988	1.25%	$—	—	$9,988	1.25%
U.S. Government agencies	—	—	—	—	—	—	373	4.25%	373	4.25%
Obligations of states and political subdivisions (2)	—	—	3,690	—%	89,627	2.72%	419,635	3.79%	512,952	3.57%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	5	4.80%	16	5.99%	6,056	1.44%	207,394	2.32%	213,471	2.26%
Private label residential mortgage and asset backed securities	47	4.75%	41,890	3.70%	28,155	1.31%	246,997	2.34%	317,089	2.43%
Corporate debt securities	—	—	—	—	44,500	4.44%	—	—	44,500	4.44%
	$52	4.85%	$45,596	3.40%	$178,326	2.81%	$874,399	3.03%	$1,098,373	3.01%
(1)Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.
(2)Not computed on a tax equivalent basis.

Loans

Total gross loans decreased $63,236,000 or 5.74% to $1,039,111,000 as of December 31, 2021, compared to $1,102,347,000 as of December 31, 2020.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2021, 2020, 2019, 2018, and 2017.

	2021		2020		2019		2018		2017
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$136,847	13.2%	$273,994	24.9%	$102,541	10.9%	$101,533	11.1%	$100,856	11.2%
Agricultural production	40,860	3.9%	21,971	2.0%	23,159	2.6%	7,998	0.9%	14,956	1.7%
Total commercial	177,707	17.1%	295,965	26.9%	125,700	13.5%	109,531	12.0%	115,812	12.9%
Real estate:
Owner occupied	212,234	20.4%	208,843	18.9%	197,946	21.0%	183,169	19.9%	204,452	22.7%
Real estate-construction and other land loans	61,586	5.9%	55,419	5.0%	73,718	7.8%	101,606	11.1%	96,460	10.7%
Commercial real estate	369,529	35.6%	338,886	30.7%	329,333	34.9%	305,118	33.2%	269,254	29.9%
Agricultural real estate	98,481	9.5%	84,258	7.6%	76,304	8.1%	76,884	8.4%	76,081	8.4%
Other real estate	26,084	2.5%	28,718	2.6%	31,241	3.3%	32,799	3.6%	31,220	3.5%
Total real estate	767,914	73.9%	716,124	64.8%	708,542	75.1%	699,576	76.2%	677,467	75.2%
Consumer:
Equity loans and lines of credit	55,620	5.4%	55,634	5.0%	64,841	6.9%	69,958	7.6%	76,404	8.5%
Consumer and installment	36,999	3.6%	37,236	3.3%	42,782	4.5%	38,038	4.2%	29,637	3.4%
Total consumer	92,619	9.0%	92,870	8.3%	107,623	11.4%	107,996	11.8%	106,041	11.9%
Deferred loan (fees) costs, net	871		(2,612)		1,515		1,592		1,359
Total gross loans (1)	1,039,111	100.0%	1,102,347	100.0%	943,380	100.0%	918,695	100.0%	900,679	100.0%
Allowance for credit losses	(9,600)		(12,915)		(9,130)		(9,104)		(8,778)
Total loans (1)	$1,029,511		$1,089,432		$934,250		$909,591		$891,901

(1) Includes nonaccrual loans of:	$946		$3,278		$1,693		$2,740		$2,875

At December 31, 2021, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $93,201,000, of which $2,111,000 were commercial loans, $83,128,000 were real estate loans, and $7,962,000 were consumer loans, and at December 31, 2020, the acquired loans had a balance of $127,186,000, of which $2,529,000 were commercial loans, $110,616,000 were real estate loans, and $14,041,000 were consumer loans.
At December 31, 2021, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.4% of total loans of which 17.1% were commercial and 79.3% were real-estate-related.  This level of concentration is consistent with 96.7% at December 31, 2020.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the years ended December 31, 2021 and 2020.
We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth in 2020 was the issuance of PPP loans. As of December 31, 2021, gross loans included $18,553,000 in PPP loans which are fully guaranteed by the SBA as compared to $192,916,000.00 as of December 31, 2020.
The Board of Directors review and approve concentration limits and exceptions to limitations of concentration are reported to the Board of Directors at least quarterly.

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2021.

(In thousands) (net of deferred costs)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$87,847	$63,086	$26,774	$177,707
Real estate construction and other land loans	52,139	5,436	4,011	61,586
Other real estate	45,556	160,129	500,643	706,328
Consumer and installment	5,983	13,967	72,669	92,619
	$191,525	$242,618	$604,097	$1,038,240
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$67,138	$149,904	$137,841	$354,883
Loans with floating interest rates (1)	124,387	92,432	466,538	683,357
	$191,525	$242,336	$604,379	$1,038,240

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$62,044	$78,461	$406,836	$547,341
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

At December 31, 2021, total nonperforming assets totaled $946,000, or 0.04% of total assets, compared to $3,278,000, or 0.16% of total assets at December 31, 2020.  Nonperforming assets totaled 0.09% of gross loans as of December 31, 2021 and 0.30% of gross loans as of December 31, 2020. Total nonperforming assets at December 31, 2021, included nonaccrual loans totaling $946,000, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2020 consisted of $3,278,000 in nonaccrual loans, no OREO, and no repossessed assets. At December 31, 2021 and December 31, 2020, we had no loans considered a troubled debt restructuring (“TDR”) included in nonaccrual loans. See Note 4 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2021, 2020, 2019, 2018, and 2017 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2021 and 2020.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2021, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2021	2020	2019		2018	2017
Nonaccrual Loans:
Commercial and industrial	$312	$752	$187		$298	$356
Agricultural production	634	—	—	—	—	—
Owner occupied real estate	—	370	416		215	—
Real estate construction and other land loans	—	1,556	—		1,439	1,397
Agricultural real estate	—	—	321		—	—
Commercial real estate	—	512	381		418	976
Equity loans and line of credit	—	—	66		320	87
Consumer and installment	—	88	—		—	—
Restructured loans (non-accruing):
Equity loans and line of credit	—	—	322		50	59
Total nonaccrual	946	3,278	1,693		2,740	2,875
Accruing loans past due 90 days or more	—	—	—		—	—
Total nonperforming loans	$946	$3,278	$1,693		$2,740	$2,875

Interest foregone	$99	$177	$85		$267	$210
Nonperforming loans to total loans	0.09%	0.30%	0.18%		0.30%	0.32%
Accruing loans past due 90 days or more	$—	$—	$—		$—	$—
Accruing troubled debt restructurings	$7,640	$7,908	$2,040		$3,170	$3,491
Ratio of nonperforming loans to allowance for credit losses	9.85%	25.38%	18.54%		30.10%	32.75%
Loans considered to be impaired	$8,586	$11,186	$3,734		$5,909	$6,366
Related allowance for credit losses on impaired loans	$649	$631	$40		$90	$36

As of December 31, 2021 and 2020, we had impaired loans totaling $8,586,000 and $11,186,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated periodically, but generally no less than annually to determine the fair value of the collateral, and we record an immediate charge-off for the difference between the book value of the loan and the net realizable value, which is generally defined as appraised value less costs to dispose of the collateral.  We perform quarterly internal reviews on all criticized and classified loans.
We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive the full amount of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $99,000 for the year ended December 31, 2021 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $177,000 for the year ended December 31, 2020 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $85,000 for the year ended December 31, 2019, of which none was attributable to troubled debt restructurings.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2021.

(In thousands)	Balances December 31, 2020	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge-Offs	Balances December 31, 2021
Non-accrual loans:
Commercial and industrial	$752	$—	$(385)	$—	$(55)	$—	$312
Agricultural real estate	—	2,141	(1,507)	—	—	—	634
Real estate	882	17	(249)	—	(650)	—	—
Real estate construction and other land loans	1,556	—	(1,531)	—	(25)	—	—
Consumer	88	—	(2)	—	(86)	—	—
Total non-accrual	$3,278	$2,158	$(3,674)	$—	$(816)	$—	$946
OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2021, 2020, and 2019, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2021, 2020, and 2019, which is included in other assets on the consolidated balance sheets.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management including, but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 52 quarters, and qualitative and quantitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 52 quarters was an appropriate look-back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look-back period.

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
The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2021	2020	2019	2018	2017
Loans outstanding at December 31,	$1,038,240	$1,104,959	$941,865	$917,103	$899,320
Average loans outstanding during the year	$1,069,653	$1,055,712	$930,883	$912,128	$793,343
Allowance for credit losses:
Balance at beginning of year	$12,915	$9,130	$9,104	$8,778	$9,326
Deduct loans charged off:
Commercial and industrial	(46)	(121)	(1,032)	(94)	(197)
Agricultural production	—	—	—	—	(10)
Owner occupied	—	—	—	—	(22)
Consumer loans	(221)	(108)	(164)	(116)	(235)
Total loans charged off	(267)	(229)	(1,196)	(210)	(464)
Add recoveries of loans previously charged off:
Commercial and industrial	701	612	134	207	850
Agricultural production	—	—	—	—	10
Owner occupied	—	—	—	21	49
Real estate construction and other land loans	319	—	—	—	—
Commercial real estate	—	—	—	81	17
Consumer loans	232	127	63	177	140
Total recoveries	1,252	739	197	486	1,066
Net (charge-offs) recoveries	985	510	(999)	276	602
(Reversal of) Provision for credit losses	(4,300)	3,275	1,025	50	(1,150)
Balance at end of year	$9,600	$12,915	$9,130	$9,104	$8,778
Allowance for credit losses as a percentage of outstanding loan balance	0.92%	1.17%	0.97%	0.99%	0.98%
Net recoveries (charge-offs) to average loans outstanding	0.09%	0.05%	(0.11)%	0.03%	0.08%

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

The allocation of the allowance for credit losses is set forth below:

	2021		2020		2019		2018		2017
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,691	13.2%	$1,764	24.9%	$1,115	10.9%	$1,604	11.1%	$1,784	11.2%
Agricultural production	320	3.9%	255	2.0%	313	2.6%	67	0.9%	287	1.7%
Real estate:
Owner occupied	1,355	20.4%	2,128	18.9%	1,319	21.0%	1,131	19.9%	1,252	22.7%
Real estate construction and other land loans	812	5.9%	1,204	5.0%	932	7.8%	1,271	11.1%	1,004	10.7%
Commercial real estate	3,805	35.6%	4,781	30.7%	3,453	34.9%	3,017	33.2%	1,958	29.9%
Agricultural real estate	697	9.5%	838	7.6%	925	8.1%	947	8.4%	1,441	8.4%
Other real estate	72	2.5%	223	2.6%	140	3.3%	173	3.6%	140	3.5%
Consumer:
Equity loans and lines of credit	256	5.4%	457	5.0%	425	6.9%	419	7.6%	464	8.5%
Consumer and installment	312	3.6%	634	3.3%	472	4.5%	407	4.2%	361	3.4%
Unallocated reserves	280		631		36		68		87
Total allowance for credit losses	$9,600	100.0%	$12,915	100.0%	$9,130	100.0%	$9,104	100.0%	$8,778	100.0%

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
As of December 31, 2021, the allowance for credit losses (ALLL) was $9,600,000, compared to $12,915,000 at December 31, 2020, a net decrease of $3,315,000.  The net decrease in the ALLL reflected the negative provision and net recoveries during the year ended December 31, 2021 which was necessitated by management’s observations and assumptions about the existing credit quality of the loan portfolio.  Net recoveries totaled $985,000 while the reversal of provision for credit losses was $4,300,000 for the year ended December 31, 2021. The Company’s negative provision for credit losses during the year ended December 31, 2021 is primarily due to change in qualitative factors related to the economic uncertainties caused by the COVID-19 pandemic. The balance of classified loans and loans graded special mention, totaled $8,540,000 and $40,845,000 at December 31, 2021 and $36,136,000 and $36,406,000 at December 31, 2020, respectively.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $326,108,000 as of December 31, 2021, compared to $326,179,000 as of December 31, 2020. At December 31, 2021 and 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

    The ALLL as a percentage of total loans was 0.92% at December 31, 2021, and 1.17% at December 31, 2020. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $93,201,000 at December 31, 2021 and $127,186,000 at December 31, 2020. Excluding these acquired loans from the calculation, the ALLL to total gross loans was 1.01% and 1.32% as of December 31, 2021 and 2020, respectively, and general reserves associated with non-impaired loans to total non-impaired loans was 0.98% and 1.59%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans; therefore, there is no associated allocation in the ALLL.  As of December 31, 2021 and 2020 gross loans included loans related to PPP loans which are fully guaranteed by the SBA in the amount of $18,553,000 and $192,916,000.00, respectively. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 1.04% and 1.65% as of December 31, 2021 and 2020, respectively.
    The Company’s loan portfolio balances in 2021 decreased from 2020. Net loans decreased $59.9 million or 5.50%, at December 31, 2021 compared to December 31, 2020. The net loan decrease consisted of a decrease of $174.4 million in SBA Paycheck Protection Program (PPP) loans, offset by an increase of $114.4 million in non-PPP loan growth. The PPP loans held in the loan portfolio are backed by the SBA at 100%; thus, no allowance is required. Management believes that the change in the allowance for credit losses to total loans ratios is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative and quantitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of December 31, 2021.
Non-performing loans totaled $946,000 as of December 31, 2021, and $3,278,000 as of December 31, 2020.  Nonperforming loans as a percentage of total loans were 0.09% at December 31, 2021 compared to 0.30% at December 31, 2020.  The Company had no other real estate owned at December 31, 2021, December 31, 2020, and December 31, 2019. No foreclosed assets were recorded at December 31, 2021, December 31, 2020, and December 31, 2019. The allowance for credit losses as a percentage of nonperforming loans was 1,014.80% and 393.99% as of December 31, 2021 and December 31, 2020, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2021 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

    Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2021 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of FLB, SVB, VCB, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2021 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.
Goodwill is also assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during for the year ended December 31, 2021. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
The intangible assets at December 31, 2021 represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of FLB of $1,879,000, the 2016 acquisition of SVB of $508,000 and the 2013 acquisition of VCB of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2021 was $522,000, net of

$3,230,000 in accumulated amortization expense.  The carrying value at December 31, 2020 was $1,183,000, net of $2,569,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2021 and determined no impairment was necessary. In addition, management determined that no events had occurred between the annual evaluation date and December 31, 2021 which would necessitate further analysis. Amortization expense recognized was $661,000 for 2021, $695,000 for 2020 and $695,000 for 2019.
    The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2022	$454
2023	68
Thereafter	—
Total	$522

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
Total deposits increased $400,087,000 or 23.22% to $2,122,797,000 as of December 31, 2021, compared to $1,722,710,000 as of December 31, 2020.  Interest-bearing deposits increased $261,392,000 or 29.11% to $1,159,213,000 as of December 31, 2021, compared to $897,821,000 as of December 31, 2020.  Non-interest bearing deposits increased $138,695,000 or 16.81% to $963,584,000 as of December 31, 2021, compared to $824,889,000 as of December 31, 2020.  The Company’s deposit balances for the year ended December 31, 2021 increased through organic growth and PPP loan proceeds retained in customer deposit accounts. Average non-interest bearing deposits to average total deposits was 45.58% for the year ended December 31, 2021 compared to 47.46% for the same period in 2020. Based on FDIC deposit market share information published as of June 2021, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.83% in 2021 compared to 3.40% in 2020. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% in 2021 and 2020.
The composition of the deposits and average interest rates paid at December 31, 2021 and December 31, 2020 is summarized in the table below.

(Dollars in thousands)	December 31, 2021	% of Total Deposits	Effective Rate	December 31, 2020	% of Total Deposits	Effective Rate
NOW accounts	$360,462	17.0%	0.05%	$310,697	18.0%	0.11%
MMA accounts	511,448	24.1%	0.15%	341,088	19.8%	0.18%
Time deposits	90,030	4.2%	0.21%	89,846	5.2%	0.65%
Savings deposits	197,273	9.3%	0.01%	156,190	9.1%	0.02%
Total interest-bearing	1,159,213	54.6%	0.10%	897,821	52.1%	0.18%
Non-interest bearing	963,584	45.4%		824,889	47.9%
Total deposits	$2,122,797	100.0%		$1,722,710	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2021, 2020, and 2019.

	2021		2020		2019
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$529,043	0.03%	$433,742	0.08%	$370,378	0.15%
Money market accounts	$455,575	0.15%	$300,603	0.18%	$270,918	0.24%
Non-interest bearing demand	$900,083	—	$744,239	—	$557,348	—
Total deposits	$1,974,576	0.05%	$1,568,194	0.09%	$1,295,780	0.15%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2021.

(In thousands)
Three months or less	$31,308
Over 3 through 6 months	7,712
Over 6 through 12 months	18,090
Over 12 months	8,249
$65,359

As of December 31, 2021 and 2020, the Company had no short-term or long-term Federal Home Loan Bank (FHLB) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 at December 31, 2021 and 2020, at interest rates which vary with market conditions. As of December 31, 2021 and 2020, the Company had no overnight borrowings outstanding under these credit facilities.

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
Our shareholders’ equity was $247,845,000 as of December 31, 2021, compared to $245,021,000 as of December 31, 2020.  The increase in shareholders’ equity is the result of an increase in retained earnings from our net income of $28,401,000, the exercise of stock options in the amount of $256,000, the effect of share-based compensation expense of $405,000, and stock issued under our employee stock purchase plan of $204,000, partially offset by a decrease in accumulated other comprehensive income (AOCI) of $7,224,000, the payment of common stock cash dividends of $5,757,000, and the repurchase and retirement of common stock of $13,619,000.
During 2021, the Bank declared and paid cash dividends to the Company in the amount of $7,679,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,757,000 or $0.47 per common share cash dividend to shareholders of record during the year ended December 31, 2021. During the year ended December 31, 2021, the Company repurchased and retired common stock in the amount of $13,619,000.
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
During 2019 the Bank declared and paid cash dividends to the Company in the amount of $20,100,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,805,000 or $0.43 per common share cash dividend to shareholders of record during the year ended December 31, 2019. During the year ended December 31, 2019, the Company repurchased and retired common stock in the amount of $15,619,000.
The following table sets forth certain financial ratios for the years ended December 31, 2021, 2020, and 2019.

	2021	2020	2019
Net income:
To average assets	1.25%	1.11%	1.36%
To average shareholders’ equity	11.50%	8.85%	9.39%
Dividends declared per share to net income per share	19.72%	26.99%	26.22%
Average shareholders’ equity to average assets	10.89%	12.54%	14.51%
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
The following table presents the Company’s regulatory capital ratios as of December 31, 2021 and December 31, 2020.

(Dollars in thousands)	Actual Ratio
December 31, 2021	Amount	Ratio
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%

December 31, 2020
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%
The following table presents the Bank’s regulatory capital ratios as of December 31, 2021 and December 31, 2020

	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%	$117,695	5.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	4.50%	$95,846	6.50%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	6.00%	$117,964	8.00%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	8.00%	$147,455	10.00%

December 31, 2020
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%	$96,065	5.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%	$79,945	6.50%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%	$98,394	8.00%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%	$122,992	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.

The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2021, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three-month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2021, the rate was 1.73%.  Interest expense recognized by the Company for the years ended December 31, 2021, 2020, and 2019 was $266,000, $130,000 and $210,000, respectively.
On November 12, 2021, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 3.125% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 210 basis points. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2021, the Company had unpledged securities totaling $856,299,000 available as a secondary source of liquidity and total cash and cash equivalents of $163,467,000.  Cash and cash equivalents at December 31, 2021 increased 132.60% compared to December 31, 2020.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.
To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2021, our available borrowing capacity includes approximately $110,000,000 in Federal funds lines with our correspondent banks and $277,130,000 in unused FHLB advances.  At December 31, 2021, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2021 and 2020:

Credit Lines (In thousands)	December 31, 2021	December 31, 2020
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$277,130	$235,371
Balance outstanding	$—	$—
Collateral pledged	$481,437	$435,152
Fair value of collateral	$435,089	$379,831
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$9,961	$13,323
Balance outstanding	$—	$—
Collateral pledged	$10,361	$13,538
Fair value of collateral	$10,241	$13,703

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
At December 31, 2021, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio.  Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2021, 65.82% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  Several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2021, 88.24% of our time deposits mature within one year or less.
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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2021. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2021 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2021, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2021	% Change from Rates at December 31, 2021
Up 400 bps	$68,300	$(500)	(0.73)%
Up 300 bps	70,600	1,800	2.62%
Up 200 bps	70,400	1,600	2.33%
Up 100 bps	69,400	600	0.87%
Unchanged	68,800	—	—
Down 100 bps	66,600	(2,200)	(3.20)%
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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily, and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$683,357	65.82%	$817,678	74.00%
Fixed rate	354,883	34.18%	287,281	26.00%
Total gross loans	$1,038,240	100.00%	$1,104,959	100.00%
Approximately 65.82% of our loan portfolio is tied to adjustable rate indices and 20.75% of our loan portfolio reprices within 90 days.  As of December 31, 2021, we had 1,958 commercial and real estate loans totaling $585,067,000 with floors ranging from 0.74% to 9.00% and ceilings ranging from 4.50% to 25.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$331,374	31.92%	$455,859	41.26%
1-3 Years	208,853	20.12%	233,153	21.10%
3-5 Years	294,467	28.36%	274,800	24.87%
> 5 Years	203,546	19.60%	141,147	12.77%
Total gross loans	$1,038,240	100.00%	$1,104,959	100.00%
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
Fresno, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and Subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion..

Critical Audit Matters

    The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses (ACL) – Qualitative Factors

As described in Notes 1 – Summary of Significant Accounting Policies and 4 – Loans and Allowance for Credit Losses to the consolidated financial statements, the ACL is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio. The ACL consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired. The determination of the general reserve consists a simple average of historical losses by portfolio segment and qualitative factors. The qualitative factors include consideration of economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

We have identified auditing the qualitative factors used in the ACL as a critical audit matter as management’s determination of the qualitative factors is subjective and involves significant management judgments; and our audit procedures involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•Evaluation of the relevance and reliability of data inputs used as a basis for the adjustments relating to the qualitative factors.
•Evaluation of the reasonableness of management’s judgments related to the assumptions used in the determination of the qualitative factors.
•Analytically evaluating the year-over-year change of the qualitative factors for directional consistency.
•Testing the mathematical accuracy of the ACL calculation, including the application of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2011.

Sacramento, California
March 9, 2022

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020

(In thousands, except share amounts)	2021	2020
ASSETS
Cash and due from banks	$29,412	$34,175
Interest-earning deposits in other banks	134,055	36,103
Total cash and cash equivalents	163,467	70,278
Available-for-sale debt securities	1,109,208	710,092
Equity securities	7,416	7,634
Loans, less allowance for credit losses of $9,600 at December 31, 2021 and $12,915 at December 31, 2020	1,029,511	1,089,432
Bank premises and equipment, net	8,380	8,228
Bank owned life insurance	39,553	28,713
Federal Home Loan Bank stock	5,595	5,595
Goodwill	53,777	53,777
Core deposit intangibles	522	1,183
Accrued interest receivable and other assets	32,710	29,164
Total assets	$2,450,139	$2,004,096
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$963,584	$824,889
Interest bearing	1,159,213	897,821
Total deposits	2,122,797	1,722,710
Subordinated debentures	39,454	5,155
Accrued interest payable and other liabilities	40,043	31,210
Total liabilities	2,202,294	1,759,075
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,916,651 at December 31, 2021 and 12,509,848 at December 31, 2020	66,820	79,416
Retained earnings	173,393	150,749
Accumulated other comprehensive income, net of tax	7,632	14,856
Total shareholders’ equity	247,845	245,021
Total liabilities and shareholders’ equity	$2,450,139	$2,004,096
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2021, 2020, and 2019

(In thousands, except per share amounts)	2021	2020	2019
Interest income:
Interest and fees on loans	$54,077	$52,066	$51,464
Interest on deposits in other banks	129	246	375
Interest and dividends on investment securities:
Taxable	14,044	11,740	13,197
Exempt from Federal income taxes	5,606	1,966	1,295
Total interest income	73,856	66,018	66,331
Interest expense:
Interest on deposits	1,036	1,465	1,928
Interest on subordinated debentures	266	130	210
Other	—	—	421
Total interest expense	1,302	1,595	2,559
Net interest income before provision for credit losses	72,554	64,423	63,772
(Reversal of) Provision for credit losses	(4,300)	3,275	1,025
Net interest income after provision for credit losses	76,854	61,148	62,747
Non-interest income:
Service charges	1,901	2,071	2,756
Appreciation in cash surrender value of bank owned life insurance	840	711	728
Interchange fees	1,784	1,347	1,446
Loan placement fees	1,974	2,291	978
Net realized gains on sales and calls of investment securities	501	4,252	5,199
Federal Home Loan Bank dividends	321	323	455
Other income	1,684	2,802	1,743
Total non-interest income	9,005	13,797	13,305
Non-interest expenses:
Salaries and employee benefits	28,720	28,603	26,654
Occupancy and equipment	4,882	4,626	5,439
Regulatory assessments	831	490	251
Data processing expense	2,394	2,046	1,557
Professional services	1,665	2,398	1,305
ATM/Debit card expenses	818	819	920
Information technology	2,868	2,391	2,611
Directors’ expenses	422	615	710
Advertising	527	663	756
Internet banking expenses	320	650	816
Amortization of core deposit intangibles	661	695	695
Other expense	3,734	3,688	4,386
Total non-interest expenses	47,842	47,684	46,100
Income before provision for income taxes	38,017	27,261	29,952
Provision for income taxes	9,616	6,914	8,509
Net income	$28,401	$20,347	$21,443

Basic earnings per common share	$2.32	$1.62	$1.60
Diluted earnings per common share	$2.31	$1.62	$1.59
Cash dividends per common share	$0.47	$0.44	$0.43
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
Net income	$28,401	$20,347	$21,443
Other Comprehensive (Loss) Income:
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	(9,755)	21,344	15,455
Less: reclassification for net gains (losses) included in net income	(501)	(4,252)	(5,199)
Other comprehensive (loss) income, before tax	(10,256)	17,092	10,256
Tax benefit (expense) related to items of other comprehensive income (loss)	3,032	(5,053)	(3,032)
Total other comprehensive (loss) income	(7,224)	12,039	7,224
Comprehensive income	$21,177	$32,386	$28,667
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2021, 2020, and 2019

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2019	13,754,965	$103,851	$120,294	$(4,407)	$219,738
Net income	—	—	21,443	—	21,443
Other comprehensive income	—	—	—	7,224	7,224
Restricted stock granted, net of forfeitures	16,495	—	—	—	—
Cash dividend ($0.43 per common share)	—	—	(5,805)	—	(5,805)
Stock issued under employee stock purchase plan	12,286	216	—	—	216
Stock awarded to employees	5,295	100	—	—	100
Stock-based compensation expense	—	555	—	—	555
Repurchase and retirement of common stock	(768,754)	(15,619)	—	—	(15,619)
Stock options exercised	32,120	276	—	—	276
Balance, December 31, 2019	13,052,407	89,379	135,932	2,817	228,128
Net income	—	—	20,347	—	20,347
Other comprehensive income	—	—	—	12,039	12,039
Stock issued under employee stock purchase plan	15,764	199	—	—	199
Restricted stock granted, net of forfeitures	13,008	—	—	—	—
Stock awarded to employees	6,548	141	—	—	141
Stock-based compensation expense	—	470	—	—	470
Cash dividend ($0.44 per common share)	—	—	(5,530)	—	(5,530)
Repurchase and retirement of common stock	(621,379)	(11,052)	—	—	(11,052)
Stock options exercised	43,500	279	—	—	279
Balance, December 31, 2020	12,509,848	79,416	150,749	14,856	245,021
Net income	—	—	28,401	—	28,401
Other comprehensive loss	—	—	—	(7,224)	(7,224)
Restricted stock granted, net of forfeitures	20,720	—	—	—	—
Stock issued under employee stock purchase plan	12,521	204	—	—	204
Stock awarded to employees	10,529	157	—	—	157
Stock-based compensation expense	—	405	—	—	405
Cash dividend ($0.47 per common share)	—	—	(5,757)	—	(5,757)
Stock options exercised	24,265	257	—	—	257
Repurchase and retirement of common stock	(661,232)	(13,619)		—	(13,619)
Balance, December 31, 2021	11,916,651	$66,820	$173,393	$7,632	$247,845

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2021, 2020, and 2019
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$28,401	$20,347	$21,443
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	3,483	(4,127)	(77)
Depreciation	897	881	1,742
Accretion	(1,404)	(1,326)	(917)
Amortization	8,102	4,622	4,564
Stock-based compensation	405	470	555
(Reversal) provision for credit losses	(4,300)	3,275	1,025
Net realized gains on sales and calls of available-for-sale investment securities	(501)	(4,252)	(5,199)
Net gain on sale and disposal of equipment	(8)	(6)	—
Net change in equity investments	218	(162)	(218)
Increase in bank owned life insurance, net of expenses	(840)	(551)	(728)
Net gain on bank owned life insurance	—	(1,167)	—
Net increase in accrued interest receivable and other assets	(2,052)	(1,128)	(9,521)
Net increase in accrued interest payable and other liabilities	8,989	1,165	9,641
Benefit (provision) for deferred income taxes	1,465	(1,051)	(589)
Net cash provided by operating activities	42,855	16,990	21,721
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(495,879)	(540,362)	(301,254)
Proceeds from sales or calls of available-for-sale investment securities	26,222	283,956	281,906
Proceeds from maturity and principal repayment of available-for-sale investment securities	54,822	35,914	25,120
Net decrease (increase) in loans	60,738	(154,331)	(25,606)
Purchases of premises and equipment	(1,049)	(1,492)	(876)
Purchases of bank owned life insurance	(10,000)	(250)	(1,000)
FHLB stock redeemed	—	467	781
Proceeds from bank owned life insurance	—	3,485	—
Proceeds from sale of premises and equipment	9	6	—
Net cash used in investing activities	(365,137)	(372,607)	(20,929)
Cash Flows From Financing Activities:
Net increase in demand, interest-bearing and savings deposits	399,903	393,308	54,074
Net increase (decrease) in time deposits	184	(3,883)	(3,087)
Proceeds from issuance of subordinated debt	34,299	—	—
Proceeds from short-term borrowings from Federal Home Loan Bank	—	—	725,500
Repayments of short-term borrowings to Federal Home Loan Bank	—	—	(735,500)
Proceeds of borrowings from other financial institutions	—	—	2,870
Repayments of borrowings from other financial institutions	—	—	(2,870)
Purchase and retirement of common stock	(13,619)	(11,052)	(15,619)
Proceeds from stock issued under employee stock purchase plan	204	199	216
Proceeds from exercise of stock options	257	279	276
Cash dividend payments on common stock	(5,757)	(5,530)	(5,805)
Net cash provided by financing activities	415,471	373,321	20,055
Increase in cash and cash equivalents	93,189	17,704	20,847
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	70,278	52,574	31,727
CASH AND CASH EQUIVALENTS AT END OF YEAR	$163,467	$70,278	$52,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,166	$1,706	$2,517
Income taxes	$8,155	$5,120	$9,140

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2021, 2020, and 2019
Operating cash flows from operating leases	$2,259	$2,240	$1,643
Non-cash investing and financing activities:
Initial recognition of operating lease right-of-use assets	$—	$—	$10,129
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

Risks and Uncertainties - The ongoing novel coronavirus disease (“COVID-19”) pandemic caused significant disruption in the local, national and global economies and financial markets in 2020. While the economy appears to be on a track for recovery and most COVID-19 related restrictions have been lifted, continuation and worsening of COVID-19 could cause reductions in business activity and financial transactions, labor shortages, supply chain interruptions and overall economic and financial market instability. Such events could cause the Company to experience a material adverse effect on its business operations, asset valuations, financial condition, and results of operations. Material adverse effects may include all or a combination of losses in operations, higher provisions for credit losses and valuation impairments on the Company's investments, loans, goodwill and deferred tax assets.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value in the period which the transfer occurs. During the year ended December 31, 2021, there were no transfers between categories.
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
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of a simple average of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 52 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2021. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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
The general reserve component of the allowance for credit losses also consists of reserve factors that are based on management’s assessment of the following for each portfolio segment: (1) inherent credit risk, (2) historical losses and (3) other qualitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.  Inherent credit risk and qualitative reserve factors are inherently subjective and are driven by the repayment risk associated with each class of loans.

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

Investments in Low Income Housing Tax Credit Funds - The Bank has invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate income tenants throughout California. Our ownership in each limited partnership is less than two percent. In accordance with ASU No. 2014-01, Investments - Equity Method and Joint Ventures (Topic 323), we elected to account for the investments in qualified affordable housing tax credit funds using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. The Company’s investment in Low Income Housing Tax Credit (“LIHTC”) partnerships is reported in other assets on the consolidated balance sheet. The carrying value of the Company’s investments in LIHTC partnerships was $2,551,000 and $2,462,000 at December 31, 2021 and 2020, respectively. The unfunded commitments as of December 31, 2021 and 2020 were $203,000 and $803,000, respectively. All commitments will be paid by the Company by 2032. During the years ended December 31, 2021, 2020, and 2019, the Company recorded amortization expense for the LIHTC investments totaling $511,000, $469,000, and $390,000, respectively. The recognized tax benefits for the years ended December 31, 2021, 2020, and 2019 totaled $415,000, $416,000, and $392,000, respectively.

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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. The carrying value of foreclosed assets was $0 at December 31, 2021 and at December 31, 2020.

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
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2021, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Intangible Assets - The intangible assets at December 31, 2021 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2021 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2021, so core deposit intangibles were not required to be retested.

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

The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during 2021 due to the fact the Company elected to delay implementation of the CECL process as allowed by FASB. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the allowance for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to December 31, 2020 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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
    The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,412	$29,412	$—	$—	$29,412
Interest-earning deposits in other banks	134,055	134,055	—	—	134,055
Available-for-sale investment securities	1,109,208	—	1,109,208	—	1,109,208
Equity securities	7,416	7,416	—	—	7,416
Loans, net	1,029,511	—	—	1,015,052	1,015,052
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,395	7	6,076	3,312	9,395
Financial liabilities:
Deposits	2,122,797	2,010,407	89,923	—	2,100,330
Subordinated debentures	39,454	—	—	39,463	39,463
Accrued interest payable	202	—	30	172	202

	December 31, 2020
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$34,175	$34,175	$—	$—	$34,175
Interest-earning deposits in other banks	36,103	36,103	—	—	36,103
Available-for-sale investment securities	710,092	—	710,092	—	710,092
Equity securities	7,634	7,634	—	—	7,634
Loans, net	1,089,432	—	—	1,087,124	1,087,124
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,834	9	3,617	5,208	8,834
Financial liabilities:
Deposits	1,722,710	1,691,647	90,008	—	1,781,655
Subordinated debentures	5,155	—	—	3,693	3,693
Accrued interest payable	65	—	41	24	65

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

(g) Subordinated Debentures — The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2021 and 2020:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Available-for-sale investment securities
Debt Securities:
U.S. Treasury securities	$9,925	$—	$9,925	$—
U.S. Government agencies	379	—	379	—
Obligations of states and political subdivisions	526,467	—	526,467	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,439	—	214,439	—
Private label mortgage and asset backed securities	313,220	—	313,220	—
Corporate debt securities	44,778	—	44,778	—
Equity Securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$1,116,624	$7,416	$1,109,208	$—

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2020
Available-for-sale securities
Debt Securities:
U.S. Government agencies	$680	$—	$680	$—
Obligations of states and political subdivisions	379,565	—	379,565	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	216,298	—	216,298	—
Private label residential mortgage and asset backed securities	83,508	—	83,508	—
Corporate debt securities	30,041	—	30,041	—
Equity Securities	7,634	7,634	—	—
Total assets measured at fair value on a recurring basis	$717,726	$7,634	$710,092	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the years ended December 31, 2021 and 2020, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2021 or December 31, 2020. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2021 or December 31, 2020.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2021 and 2020 (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Impaired loans:
Real estate:
Real estate-construction and other land loans	$262	$—	$—	$262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

December 31, 2020
Real estate:
Real estate-construction and other land loans	$1,260	$—	$—	$1,260
Total assets measured at fair value on a non-recurring basis	$1,260	$—	$—	$1,260

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2021.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $292,000 with a valuation allowance of $30,000 at December 31, 2021, and a resulting fair value of $262,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $1,528,000 with a valuation allowance of $268,000 at December 31, 2020, and a resulting fair value of $1,260,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
    During the year ended December 31, 2021 specific allocation for the allowance for credit losses related to loans carried at fair value was $30,000, compared to $268,000 during the year ended December 31, 2020. There were no net charge-offs related to loans carried at fair value at December 31, 2021 and 2020.

3.INVESTMENT SECURITIES

The fair value of the available-for-sale investment portfolio reflected an unrealized gain of $10,835,000 at December 31, 2021 compared to an unrealized gain of $21,091,000 at December 31, 2020. The unrealized gain recorded is net of $3,203,000 and $6,235,000 in tax liabilities as accumulated other comprehensive income within shareholders’ equity at December 31, 2021 and 2020, respectively.

The following tables set forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,988	$—	$(63)	$9,925
U.S. Government agencies	373	6	—	379
Obligations of states and political subdivisions	512,952	16,703	(3,188)	526,467
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	2,245	(1,277)	214,439
Private label mortgage and asset backed securities	317,089	824	(4,693)	313,220
Corporate debt securities	44,500	595	(317)	44,778
	$1,098,373	$20,373	$(9,538)	$1,109,208

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Government agencies	$651	$29	$—	$680
Obligations of states and political subdivisions	361,734	18,170	(339)	379,565
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,203	3,575	(1,480)	216,298
Private label mortgage and asset backed securities	82,413	1,337	(242)	83,508
Corporate debt securities	30,000	260	(219)	30,041
`	$689,001	$23,371	$(2,280)	$710,092

    Proceeds and gross realized gains (losses) on investment securities for the years ended December 31, 2021, 2020, and 2019 are shown below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Available-for-Sale Securities
Proceeds from sales or calls	$26,222	$283,956	$281,906
Gross realized gains from sales or calls	$580	$7,123	$5,319
Gross realized losses from sales or calls	$(79)	$(2,871)	$(120)

    Losses recognized in 2021, 2020, and 2019 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities which were sold at a loss were acquired when the rate environment was not as volatile. The securities which were sold were primarily purchased to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fit with the Company’s current risk profile.
    The provision for income taxes includes $148,000, $1,257,000, and $1,537,000 income tax impact from the reclassification of unrealized net gains on available-for-sale securities to realized net gains on available-for-sale securities for the years ended December 31, 2021, 2020, and 2019, respectively.

Investment securities with unrealized losses at December 31, 2021 and 2020 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
Treasuries	$9,925	$(63)	$—	$—	$9,925	$(63)
Obligations of states and political subdivisions	143,336	(2,896)	6,336	(292)	149,672	(3,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	91,385	(905)	40,365	(372)	131,750	(1,277)
Private label residential mortgage and asset backed securities	230,987	(3,661)	28,908	(1,032)	259,895	(4,693)
Corporate debt securities	21,183	(317)	—	—	21,183	(317)
	$496,816	$(7,842)	$75,609	$(1,696)	$572,425	$(9,538)

	December 31, 2020
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
Obligations of states and political subdivisions	$36,209	$(339)	$—	$—	$36,209	$(339)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	30,755	(385)	77,337	(1,095)	108,092	(1,480)
Private label residential mortgage backed securities	25,407	(242)	—	—	25,407	(242)
Corporate debt securities	12,881	(119)	3,900	(100)	16,781	(219)
	$105,252	$(1,085)	$81,237	$(1,195)	$186,489	$(2,280)

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
    As of December 31, 2021, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at December 31, 2021 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2021 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  There were no OTTI losses recorded during the twelve months ended December 31, 2021, 2020, or 2019.

U.S. Treasury Securities - At December 31, 2021, the Company held one U.S. Treasury security which was in a loss position for less than 12 months.

U.S. Government Agencies - At December 31, 2021, the Company held one U.S. Government agency security which was in a gain position.

Obligations of States and Political Subdivisions - At December 31, 2021, the Company held 133 obligations of states and political subdivision securities of which 27 were in a loss position for less than 12 months, and one has been in a loss position for more than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2021, the Company held 113 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 19 were in a loss position for less than 12 months and eight have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

Private Label Mortgage and Asset Backed Securities - At December 31, 2021, the Company had a total of 75 Private Label Mortgage and Asset Backed Securities (PLMBS). 46 of these securities were in a loss position for less than 12 months and seven have been in a loss position for more than 12 months at December 31, 2021.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration.

Corporate Debt Securities - At December 31, 2021, the Company held 12 corporate debt securities of which six were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2021.

The amortized cost and estimated fair value of available-for-sale investment securities at December 31, 2021 and 2020 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2021		December 31, 2020
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$298	$305
After one year through five years	3,690	4,038	3,254	3,631
After five years through ten years	99,615	101,498	18,330	20,644
After ten years	419,635	430,856	339,852	354,985
	522,940	536,392	361,734	379,565
Investment securities not due at a single maturity date:
U.S. Government agencies	373	379	651	680
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	214,439	214,203	216,298
Private label mortgage and asset backed securities	317,089	313,220	82,413	83,508
Corporate debt securities	44,500	44,778	30,000	30,041
	$1,098,373	$1,109,208	$689,001	$710,092

Investment securities with amortized costs totaling $252,986,000 and $178,561,000 and fair values totaling $260,325,000 and $185,053,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2021 and 2020, respectively.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2021	% of Total loans	December 31, 2020	% of Total loans
Commercial:
Commercial and industrial	$136,847	13.2%	$273,994	24.9%
Agricultural production	40,860	3.9%	21,971	2.0%
Total commercial	177,707	17.1%	295,965	26.9%
Real estate:
Owner occupied	212,234	20.4%	208,843	18.9%
Real estate construction and other land loans	61,586	5.9%	55,419	5.0%
Commercial real estate	369,529	35.6%	338,886	30.7%
Agricultural real estate	98,481	9.5%	84,258	7.6%
Other real estate	26,084	2.5%	28,718	2.6%
	767,914	73.9%	716,124	64.8%
Consumer:
Equity loans and lines of credit	55,620	5.4%	55,634	5.0%
Consumer and installment	36,999	3.6%	37,236	3.3%
Total consumer	92,619	9.0%	92,870	8.3%
Net deferred origination costs (fees)	871		(2,612)
Total gross loans	1,039,111	100.0%	1,102,347	100.0%
Allowance for credit losses	(9,600)		(12,915)
Total loans	$1,029,511		$1,089,432
At December 31, 2021 and 2020, loans originated under Small Business Administration (SBA) programs totaling $23,024,000 and $24,220,000, respectively, were included in the real estate and commercial categories. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At December 31, 2021 and 2020, PPP loans totaling $18,553,000 and $192,916,000, respectively, were outstanding and included in the commercial and industrial category above. Approximately $481,355,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $277,130,000 as of December 31, 2021.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $1,890,000, $2,782,000, and $2,116,000 have been deferred as loan origination costs for the years ended December 31, 2021, 2020, and 2019, respectively.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 52 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Balance, beginning of year	$12,915	$9,130	$9,104
Provision charged to operations	(4,300)	3,275	1,025
Losses charged to allowance	(267)	(229)	(1,196)
Recoveries	1,252	739	197
Balance, end of year	$9,600	$12,915	$9,130

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2021, 2020, and 2019 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Reversal charged to operations	(663)	(2,752)	(534)	(351)	(4,300)
Losses charged to allowance	(46)	—	(221)	—	(267)
Recoveries	701	319	232	—	1,252
Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600

Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	100	2,405	175	595	3,275
Losses charged to allowance	(121)	—	(108)	—	(229)
Recoveries	612	—	127	—	739
Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915

Allowance for credit losses:
Beginning balance, January 1, 2019	$1,671	$6,539	$826	$68	$9,104
Provision (reversal) charged to operations	655	230	172	(32)	1,025
Losses charged to allowance	(1,032)	—	(164)	—	(1,196)
Recoveries	134	—	63	—	197
Ending balance, December 31, 2019	$1,428	$6,769	$897	$36	$9,130

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2021 and December 31, 2020 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600
Ending balance: individually evaluated for impairment	$607	$38	$4	$—	$649
Ending balance: collectively evaluated for impairment	$1,404	$6,703	$564	$280	$8,951

Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915
Ending balance: individually evaluated for impairment	$339	$271	$21	$—	$631
Ending balance: collectively evaluated for impairment	$1,680	$8,903	$1,070	$631	$12,284
    The following table shows the ending balances of loans as of December 31, 2021 and December 31, 2020 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2021	$177,707	$767,914	$92,619	$1,038,240
Ending balance: individually evaluated for impairment	$7,086	$450	$1,050	$8,586
Ending balance: collectively evaluated for impairment	$170,621	$767,464	$91,569	$1,029,654

Loans:
Ending balance, December 31, 2020	$295,965	$716,124	$92,870	$1,104,959
Ending balance: individually evaluated for impairment	$7,402	$2,616	$1,168	$11,186
Ending balance: collectively evaluated for impairment	$288,563	$713,508	$91,702	$1,093,773

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$125,537	$8,724	$2,586	$—	$136,847
Agricultural production	37,179	1,325	2,356	—	40,860
Real Estate:
Owner occupied	205,092	3,582	3,560	—	212,234
Real estate construction and other land loans	54,066	7,520	—	—	61,586
Commercial real estate	351,395	18,134	—	—	369,529
Agricultural real estate	96,949	1,532	—	—	98,481
Other real estate	26,084	—	—	—	26,084
Consumer:
Equity loans and lines of credit	55,611	9	—	—	55,620
Consumer and installment	36,942	19	38	—	36,999
Total	$988,855	$40,845	$8,540	$—	$1,038,240

    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2020 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$258,587	$5,004	$10,403	$—	$273,994
Agricultural production	18,289	377	3,305	—	21,971
Real Estate:
Owner occupied	197,721	3,870	7,252	—	208,843
Real estate construction and other land loans	50,560	1,622	3,237	—	55,419
Commercial real estate	314,710	14,537	9,639	—	338,886
Agricultural real estate	72,875	10,195	1,188	—	84,258
Other real estate	28,557	161	—	—	28,718
Consumer:
Equity loans and lines of credit	54,034	640	960	—	55,634
Consumer and installment	37,084	—	152	—	37,236
Total	$1,032,417	$36,406	$36,136	$—	$1,104,959

    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$1	$—	$—	$1	$136,846	$136,847	$—	$312
Agricultural production	—	—	—	—	40,860	40,860	—	634
Real estate:	—				—	—
Owner occupied	—	—	—	—	212,234	212,234	—	—
Real estate construction and other land loans	—	—	—	—	61,586	61,586	—	—
Commercial real estate	—	—	—	—	369,529	369,529	—	—
Agricultural real estate	—	—	—	—	98,481	98,481	—	—
Other real estate	—	—	—	—	26,084	26,084	—	—
Consumer:					—	—
Equity loans and lines of credit	—	—	—	—	55,620	55,620	—	—
Consumer and installment	79	—	—	79	36,920	36,999	—	—
Total	$80	$—	$—	$80	$1,038,160	1,038,240	$—	$946

    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2020 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$—	$—	$60	$60	$273,934	$273,994	$—	$752
Agricultural production	—	—	—	—	21,971	21,971	—	—
Real estate:	—					—
Owner occupied	—	—	—	—	208,843	208,843	—	370
Real estate construction and other land loans	—	—	—	—	55,419	55,419	—	1,556
Commercial real estate	—	—	—	—	338,886	338,886	—	512
Agricultural real estate	—	—	—	—	84,258	84,258	—	—
Other real estate	—	—	—	—	28,718	28,718	—	—
Consumer:						—
Equity loans and lines of credit	—	24	—	24	55,610	55,634	—	—
Consumer and installment	5	—	—	5	37,231	37,236	—	88
Total	$5	$24	$60	$89	$1,104,870	$1,104,959	$—	$3,278

    The following table shows information related to impaired loans by class at December 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$136	$172	$—
Total with no related allowance recorded	136	172	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,452	6,491	544
Agricultural land and production	634	714	63
Total commercial	7,086	7,205	607
Real estate:
Real estate construction and other land loans	292	292	30
Commercial real estate	137	138	3
Agricultural real estate	21	21	5
Total real estate	450	451	38
Consumer:
Equity loans and lines of credit	914	914	4
Total consumer	914	914	4
Total with an allowance recorded	8,450	8,570	649
Total	$8,586	$8,742	$649

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2020 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Commercial:
Commercial and industrial	$60	$61	$—
Real estate:
Owner occupied	370	409	—
Real estate construction and other land loans	28	28	—
Commercial real estate	512	561	—
Total real estate	910	998	—
Consumer:
Equity loans and lines of credit	144	180	—
Total with no related allowance recorded	1,114	1,239	—

With an allowance recorded:
Commercial:
Commercial and industrial	7,342	7,373	339
Real estate:
Real estate construction and other land loans	1,528	1,552	268
Commercial real estate	148	149	3
Agricultural real estate	30	29	—
Total real estate	1,706	1,730	271
Consumer:
Equity loans and lines of credit	936	936	9
Consumer and installment	88	93	12
Total consumer	1,024	1,029	21
Total with an allowance recorded	10,072	10,132	631
Total	$11,186	$11,371	$631

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020		Year Ended December 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$43	$—	$1,322	$—	$214	$—
Agricultural production	—	—	104	—	—	—
Total commercial	43	—	1,426	—	214	—
Real estate:
Owner occupied	55	—	394	—	223	—
Real estate construction and other land loans	156	—	8	—	1,174	45
Commercial real estate	380	—	779	—	1,306	50
Agricultural real estate	—	—	146	—	25	—
Total real estate	591	—	1,327	—	2,728	95
Consumer:
Equity loans and lines of credit	140	12	216	12	593	13
Total with no related allowance recorded	774	12	2,969	12	3,535	108
	—
With an allowance recorded:	—
Commercial:						—
Commercial and industrial	6,327	365	6,139	582	57	1
Agricultural production	908	—	430	—	—	—
Total commercial	7,235	365	6,569	582	57	1
Real estate:		—		—		—
Real estate construction and other land loans	673	21	586	—	—	—
Commercial real estate	142	9	206	11	325	12
Agricultural real estate	27	1	27	2	42	2
Total real estate	842	31	819	13	367	14
Consumer:
Equity loans and lines of credit	925	54	1,001	55	1,139	56
Consumer and installment	14	—	64	—	20	—
Total consumer	939	54	1,065	55	1,159	56
Total with an allowance recorded	9,016	450	8,453	650	1,583	71
Total	$9,790	$462	$11,422	$662	$5,118	$179
    Foregone interest on nonaccrual loans totaled $99,000, $177,000, and 85,000 for the years ended December 31, 2021, 2020, and 2019, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2021 and 2020, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $7,640,000 and, $7,908,000, respectively. The Company has allocated $538,000 and $20,000 of specific reserves for those loans at December 31, 2021 and 2020, respectively. The Company has committed to lend no additional amounts as of December 31, 2021 to customers with outstanding loans that are classified as troubled debt restructurings.
    For the years ended December 31, 2021, 2020, and 2019 the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. In accordance with such guidance, during 2020 and throughout 2021 the Company offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. As of December 31, 2021 there were no such loans remaining on deferral.

    The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2021 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and industrial	1	$2,489	$—	$2,489	$1,989
Real Estate:
Real estate construction and other land loans	1	333	—	333	292
Total	2	$2,822	$—	$2,822	$2,281
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

    The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2020 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$12,925	$—	$12,925	$6,650
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

    The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2019 (dollars in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification	Post Modification Outstanding Recorded Investment (2)	Outstanding Recorded Investment
Consumer
Equity loans and line of credit	3	$532	$—	$532	$446
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

    A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2021, 2020, and 2019.

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Land	$1,131	$1,131
Buildings and improvements	8,219	6,948
Furniture, fixtures and equipment	11,721	12,473
Leasehold improvements	4,290	4,248
	25,361	24,800
Less accumulated depreciation and amortization	(16,981)	(16,572)
	$8,380	$8,228

Depreciation and amortization included in occupancy and equipment expense totaled $897,000, $881,000 and $1,742,000 for the years ended December 31, 2021, 2020, and 2019, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2021 and 2020 was $53,777,000. Total goodwill at December 31, 2021 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
    Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2021, so goodwill was not required to be retested.
    The intangible assets at December 31, 2021 represent the estimated fair value of the core deposit relationships acquired in the acquisition of Folsom Lake Bank in 2017 of $1,879,000, Sierra Vista Bank in 2016 of $508,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition. At December 31, 2021, the weighted average remaining amortization period is a little over one year.  The carrying value of intangible assets at December 31, 2021 was $522,000, net of $3,230,000 in accumulated amortization expense.  The carrying value at December 31, 2020 was $1,183,000, net of $2,569,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2021 and determined no impairment was necessary.  Amortization expense recognized was $661,000 for 2021, $695,000 for 2020, and $695,000 for 2019.

    The following table summarizes the Company’s estimated core deposit intangible amortization expense for each of the next five years (in thousands):

Years Ending December 31,	Estimated Core Deposit Intangible Amortization
2022	$454
2023	68
Thereafter	—
Total	$522

7. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2021	2020
Savings	$197,273	$156,190
Money market	511,448	341,088
NOW accounts	360,462	310,697
Time, $250,000 or more	20,131	19,790
Time, under $250,000	69,899	70,056
	$1,159,213	$897,821
Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2022	$77,559
2023	7,777
2024	1,211
2025	638
2026	957
Thereafter	1,888
$90,030

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Savings	$20	$25	$28
Money market	661	542	656
NOW accounts	162	316	538
Time certificates of deposit	193	582	706
	$1,036	$1,465	$1,928

8. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2021 and December 31, 2020 , the Company had no Federal Home Loan Bank (FHLB) of San Francisco advances. Approximately $481,355,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $277,130,000 as of December 31, 2021. FHLB advances are also secured by investment securities with amortized costs totaling $112,000 and $169,000 and market values totaling $117,000 and $178,000 at December 31, 2021 and 2020, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 and $110,000,000 at December 31, 2021 and 2020, respectively, at interest rates which vary with market conditions. As of December 31, 2021 and 2020, the Company had no Federal funds purchased.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $9,961,000 and $13,323,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2021 and 2020, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $10,361,000 and $13,538,000 and market values totaling $10,241,000 and $13,703,000, respectively.  At December 31, 2021 and 2020, the Bank had no outstanding borrowings with the FRB.

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

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2021 are as follows (in thousands):

Years Ending December 31,
2022	$1,978
2023	1,861
2024	1,528
2025	1,173
2026	1,010
Thereafter	977
Total lease payments	8,527
Less: imputed interest	(565)
Present value of operating lease liabilities	$7,962
The table below summarizes the total lease cost for the period ending:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Operating lease cost	$2,088	$2,243
Short-term lease cost	3	13
Variable lease cost	353	288
Total lease cost	$2,444	$2,544

The table below summarizes other information related to our operating leases:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term, in years	5	6
Weighted average discount rate	2.67%	2.77%
The table below shows operating lease right of use assets and operating lease liabilities as of :

(Dollars in thousands)	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$7,308	$8,195
Operating lease liabilities	$7,962	$8,881

The right-of-use-assets and lease liabilities are included with other assets and other liabilities on the balance sheet, respectively.

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2021, 2020, and 2019 consisted of the following (in thousands):

	Federal	State	Total
2021
Current	$4,687	$3,464	$8,151
Deferred	1,002	463	1,465
Provision for income taxes	$5,689	$3,927	$9,616
2020
Current	$4,915	$3,050	$7,965
Deferred	(656)	(395)	(1,051)
Provision for income taxes	$4,259	$2,655	$6,914
2019
Current	$5,747	$3,351	$9,098
Deferred	(387)	(202)	(589)
Provision for income taxes	$5,360	$3,149	$8,509

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowance for credit losses	$2,838	$3,818
Deferred compensation	4,588	4,729
Net operating loss carryovers	2,048	2,148
Mark-to-market adjustment	74	21
Other deferred tax assets	101	303
Other-than-temporary impairment	192	192
Loan and investment impairment	530	851
Operating lease liabilities	2,354	2,625
Partnership income	111	105
State taxes	736	674
Total deferred tax assets	13,572	15,466
Deferred tax liabilities:
Operating lease right-of-use assets	(2,160)	(2,423)
Finance leases	(749)	(275)
Unrealized gain on available-for-sale investment securities	(3,203)	(6,235)
Core deposit intangible	(154)	(350)
FHLB stock	(191)	(191)
Loan origination costs	(450)	(849)
Bank premises and equipment	(360)	(405)
Total deferred tax liabilities	(7,267)	(10,728)
Net deferred tax assets	$6,305	$4,738
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2021 and 2020.
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2021, 2020, and 2019 consisted of the following:

	2021	2020	2019
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	8.2%	7.7%	8.3%
Tax exempt investment security income, net	(3.1)%	(1.5)%	(0.9)%
Bank owned life insurance, net	(0.5)%	(1.2)%	(0.4)%
Compensation - Stock Compensation	(0.1)%	(0.2)%	(0.2)%
Other	(0.2)%	(0.4)%	0.6%
Effective tax rate	25.3%	25.4%	28.4%

As of December 31, 2021, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $6,615,000 and $7,692,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 will begin expiring at various dates between 2029 and 2035, for federal purposes and various dates between 2030 and 2036 for California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.
    The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or state income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2018 and by the state taxing authorities for the years ended before December 31, 2017.
As of December 31, 2021, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.
During the years ended December 31, 2021 and 2020, the Company recorded no interest or penalties related to uncertain tax positions.

11. SUBORDINATED DEBENTURES

The following table summarized the Company’s subordinated debentures:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Fixed - floating rate subordinated debentures, due 2031	$35,000	$—
Unamortized debt issuance costs	(701)	—
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$39,454	$5,155

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2021, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2021, the rate was 1.73%.  Interest expense recognized by the Company for the years ended December 31, 2021, 2020, and 2019 was $266,000, $130,000 and $210,000, respectively.

Subordinated Debentures

On November 12, 2021, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 3.125% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 210 basis points. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

12. COMMITMENTS AND CONTINGENCIES

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $14,964,000 at December 31, 2021.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2021	2020
Commitments to extend credit	$325,674	$314,774
Standby letters of credit	$434	$11,405

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2021 and 2020.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2021, commercial loan commitments represent 41% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 49% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2021 and 2020, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000 and $250,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2021, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.4% of total loans of which 17.1% were commercial and 79.3% were real-estate-related.
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
Bank holding companies with consolidated assets of $3 billion or more and banks like Central Valley Community Bank must comply with minimum capital ratio requirements which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.
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
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2021 and 2020.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s and the Bank’s actual capital ratios as of December 31, 2021 and December 31, 2020, as well as the minimum capital ratios for capital adequacy for the Bank.

(Dollars in thousands)	Actual Ratio
December 31, 2021	Amount	Ratio
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%

December 31, 2020
Tier 1 Leverage Ratio	$178,407	9.28%
Common Equity Tier 1 Ratio (CET 1)	$173,407	14.10%
Tier 1 Risk-Based Capital Ratio	$178,407	14.50%
Total Risk-Based Capital Ratio	$191,572	15.58%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2021 and December 31, 2020.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2021	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	4.50%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	6.00%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	8.00%

December 31, 2020
Tier 1 Leverage Ratio	$177,269	9.23%	$76,852	4.00%
Common Equity Tier 1 Ratio (CET 1)	$177,269	14.41%	$55,346	7.00%
Tier 1 Risk-Based Capital Ratio	$177,269	14.41%	$73,795	8.50%
Total Risk-Based Capital Ratio	$190,434	15.48%	$98,394	10.50%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
Dividends - During 2021, the Bank declared and paid cash dividends to the Company in the amount of $7,679,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,757,000 or $0.47 per common share cash dividend to shareholders of record during the year ended December 31, 2021. During the year ended December 31, 2021, the Company repurchased and retired common stock in the amount of $13,619,000.
    During 2020, the Bank declared and paid cash dividends to the Company in the amount of $15,622,000, in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,530,000 or $0.44 per common share cash dividend to shareholders of record during the year ended December 31, 2020. During the year ended December 31, 2020, the Company repurchased and retired common stock in the amount of $11,052,000.
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
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2021, $28,756,000 of the Bank’s retained earnings were free of these restrictions.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2021	2020	2019
Basic Earnings Per Common Share:
Net income	$28,401	$20,347	$21,443
Weighted average shares outstanding	12,237,424	12,534,078	13,415,118
Net income per common share	$2.32	$1.62	$1.60
Diluted Earnings Per Common Share:
Net income	$28,401	$20,347	$21,443
Weighted average shares outstanding	12,237,424	12,534,078	13,415,118
Effect of dilutive stock options and warrants	44,508	42,241	98,489
Weighted average shares of common stock and common stock equivalents	12,281,932	12,576,319	13,513,607
Net income per diluted common share	$2.31	$1.62	$1.59

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2021, 2020, and 2019.

14. EQUITY-BASED COMPENSATION

On December 31, 2021, the Company had four equity-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
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
In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is over one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 737,311 shares remain reserved for future grants as of December 31, 2021.
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan whereby our employees may purchase Company common shares through payroll deductions of between one percent and 15 percent percent of pay in each pay period. Shares are purchased at the end of an offering period at a discount of ten percent from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The plan calls for 500,000 common shares to be set aside for employee purchases, and there were 445,407 shares available for future purchase under the plan as of December 31, 2021.
In October 2017, the Company adopted the Folsom Lake Bank 2007 Equity Incentive Plan (2007 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. While outstanding arrangements to issue shares under this plan, including options, continue in force until their expiration, no new options will be granted under this plan. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is generally over five years. The maximum number of shares that can be issued with respect to all awards under the plan is 21,120.
For the years ended December 31, 2021, 2020, and 2019, the compensation cost recognized for share-based compensation was $405,000, $470,000, and $555,000, respectively. The recognized tax benefit for share-based compensation expense was $50,000, $76,000, and $46,000 for 2021, 2020, and 2019 respectively.

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
No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2021, 2020 and 2019 from any of the Company’s stock based compensation plans.
A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	154,440	$8.68
Options exercised	(32,120)	$8.59
Options forfeited	(1,200)	$5.55
Options outstanding at December 31, 2019	121,120	$8.73	2.06	$1,567
Options exercised	(43,500)	$6.39
Options forfeited	(550)	$7.40
Options outstanding at December 31, 2020	77,070	$10.06	1.51	$382
Options exercised	(24,265)	$10.60
Options outstanding at December 31, 2021	52,805	$9.81	0.57	$581
Options vested or expected to vest at December 31, 2021	52,805	$9.81	0.57	$581
Options exercisable at December 31, 2021	52,805	$9.81	0.57	$581

Information related to the stock option plan during each year follows (in thousands):

	2021	2020	2019
Intrinsic value of options exercised	$253	$433	$366
Cash received from options exercised	$257	$279	$276
Excess tax benefit realized for option exercises	$50	$76	$46
As of December 31, 2021, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested.

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

    The following table presents the restricted common stock activity during the years presented:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2019	63,529	$15.98
Vested	(40,159)	$16.61
Forfeited	(3,630)	$18.06
Nonvested outstanding shares at December 31, 2019	45,160	$17.38
Granted	21,397	$16.42
Vested	(34,703)	$18.23
Forfeited	(1,841)	$19.16
Nonvested outstanding shares at December 31, 2020	30,013	$15.60
Granted	31,496	$18.83
Vested	(37,085)	$15.12
Forfeited	(247)	$20.26
Nonvested outstanding shares at December 31, 2021	24,177	$20.50
    The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.
    As of December 31, 2021, there were 24,177 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $385,000, $449,000, and $533,000 for the year ended December 31, 2021, 2020, and 2019 respectively.
    As of December 31, 2021, there was $273,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 1.55 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $3,065,000 at December 31, 2021.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of 2 years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $1,050,000, $370,000, and $750,000 to the profit sharing plan in 2021, 2020, and 2019, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2021 and 2020, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the year ended December 31, 2018, the Bank made a 100% matching contribution on all deferred amounts up to 3% of eligible compensation and a 50% matching contribution on all deferred amounts above 3% to a maximum of 5%.  For the years ended December 31, 2021, 2020, and 2019, the Bank made matching contributions totaling $1,014,000, $1,008,000, and $959,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (1.56% at December 31, 2021).  At December 31, 2021 and 2020, the total net deferrals included in accrued interest payable and other liabilities were $4,230,000 and $4,292,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $10,637,000 and $9,464,000 and at December 31, 2021 and 2020, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2021, 2020, and 2019, was $264,000, $245,000, and $250,000, respectively.

In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (1.56% at December 31, 2021).  At December 31, 2021 and 2020, the total net deferrals included in accrued interest payable and other liabilities were $233,000 and $209,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 10-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense recognized under these plans for the years ended December 31, 2021, 2020, and 2019, totaled $377,000, $1,624,000, and $1,465,000, respectively.  Accrued compensation payable under the salary continuation plans totaled $10,881,000 and $11,389,000 at December 31, 2021 and 2020, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.
In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $28,916,000 and $19,249,000 at December 31, 2021 and 2020, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2021, 2020, and 2019 totaled $576,000, $466,000, and $478,000, respectively.

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

16. LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2021	$10,495
Disbursements	4,618
Amounts repaid	(1,803)
Balance, December 31, 2021	$13,310
Undisbursed commitments to related parties, December 31, 2021	$6,281

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2021 and 2020

(In thousands)	2021	2020
ASSETS
Cash and cash equivalents	$24,060	$896
Investment in Bank subsidiary	263,310	249,037
Other assets	347	354
Total assets	$287,717	$250,287
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Subordinated debentures	$39,454	$5,155
Other liabilities	418	111
Total liabilities	39,872	5,266
Shareholders’ equity:
Common stock	66,820	79,416
Retained earnings	173,393	150,749
Accumulated other comprehensive income, net of tax	7,632	14,856
Total shareholders’ equity	247,845	245,021
Total liabilities and shareholders’ equity	$287,717	$250,287

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
Income:
Dividends declared by Subsidiary - eliminated in consolidation	$7,679	$15,622	$20,100
Other income	3	4	6
Total income	7,682	15,626	20,106
Expenses:
Interest on subordinated debentures	266	130	210
Professional fees	296	283	209
Other expenses	560	555	437
Total expenses	1,122	968	856
Income before equity in undistributed net income of Subsidiary	6,560	14,658	19,250
Equity in undistributed net income of Subsidiary, net of distributions	21,496	5,328	1,932
Income before income tax benefit	28,056	19,986	21,182
Benefit from income taxes	345	361	261
Net income	$28,401	$20,347	$21,443

Comprehensive income	$21,177	$32,386	$28,667

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2021, 2020, and 2019

(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$28,401	$20,347	$21,443
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(21,496)	(5,328)	(1,932)
Equity-based compensation	405	470	555
Net decrease (increase) in other assets	1	(208)	136
Net increase (decrease) in other liabilities	464	(31)	69
Benefit for deferred income taxes	6	75	10
Net cash provided by operating activities	7,781	15,325	20,281
Cash flows used in investing activities:
Investment in subsidiary	—	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated debt	34,299	—	—
Cash dividend payments on common stock	(5,757)	(5,530)	(5,805)
Purchase and retirement of common stock	(13,619)	(11,052)	(15,619)
Proceeds from exercise of stock options	256	279	276
Proceeds from stock issued under employee stock purchase plan	204	199	216
Net cash used in financing activities	15,383	(16,104)	(20,932)
Decrease in cash and cash equivalents	23,164	(779)	(651)
Cash and cash equivalents at beginning of year	896	1,675	2,326
Cash and cash equivalents at end of year	$24,060	$896	$1,675

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$119	$153	$215

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

(b) Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
    Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. We reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Pursuant to SEC rules applicable to small reporting companies and non-accelerated filers, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting from the Company’s independent registered public accounting firm.

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

ITEM 9B -OTHER INFORMATION

Not Applicable.

ITEM 9C-     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 -DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For information concerning directors and executive officers of the Company, see “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 11 -EXECUTIVE COMPENSATION.

The information required by this Item can be found in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning security ownership of certain beneficial owners and management, see “PRINCIPAL SHAREHOLDERS” and “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the definitive Proxy Statement for the Company’s 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID:173) are set forth in Part II, Item 8 and incorporated by reference herein.

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

4.3
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, attached as Exhibit 4.3 to the Form 10-K for the year ended December 31, 2019, filed on March 6, 2020 and incorporated herein by reference. *

10.1
Deferred Fee Agreement by and between Clovis Corporation and Daniel N. Cunningham, attached as Exhibit 10.10 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.2
Deferred Fee Agreement by and between Clovest Corporation and Louis McMurray, attached as Exhibit 10.12 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.3
Deferred Fee Agreement by and between Clovest Corporation and William S. Smittcamp, attached as Exhibit 10.14 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.4
Executive Salary Continuation Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 7, 2000, attached as Exhibit 10.19 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.5
Executive Salary Continuation Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 7, 2000, attached as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.6
Clovis Community Bank Amended and Restated Deferred Fee Agreement for Daniel N. Cunningham, attached as Exhibit 10.23 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.7
Clovis Community Bank Amended and Restated Deferred Fee Agreement for Steven McDonald, attached as Exhibit 10.24 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.8
Clovis Community Bank Amended and Restated Deferred Fee Agreement for Louis McMurray, attached as Exhibit 10.25 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.9
Clovis Community Bank Amended and Restated Deferred Fee Agreement for William S. Smittcamp, attached as Exhibit 10.27 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.10
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Daniel J. Doyle, dated June 21, 2000, attached as Exhibit 10.28 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.11
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Clovis Community Bank and Gary Quisenberry, dated June 21, 2000, attached as Exhibit 10.30 to the Form 10-K for the year ended December 31, 2000, filed on March 30, 2001 and incorporated herein by reference.*

10.12
Director Deferred Fee Agreement by and between Clovis Community Bank and Edwin S. Darden. Jr., effective August 1, 2001, attached as Exhibit 10.34 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 21, 2002 and incorporated herein by reference.*

10.13
Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Edwin S. Darden Jr., effective November 29, 2001, attached as Exhibit 10.35 to the Annual Report on Form 10-KSB for the year ended December 31, 2001, filed March 21, 2002 and incorporated herein by reference.*

10.14
Form of Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.36 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.15
Schedule A, Participants’ Normal Retirement Age and Form of Benefit Elected to Second Amended and Restated Director Deferred Fee Agreement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.37 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.16
Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.38 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.17
Schedule B, Participants and Their Executive Interest in Clovis Community Bank Split Dollar Agreement and Endorsement, by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.39 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.18
Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective October 16, 2002, attached as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed March 31, 2003 and incorporated herein by reference.*

10.19
Form of Amendment to the Split Dollar Agreement and Policy Endorsement with Central Valley Community Bank by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.43 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.20
Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.44 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.21
Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.44 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.22
Schedule C, Participants and life insurance policies in Central Valley Community Bank Amended Split Dollar Agreement and Policy Endorsement by and between Central Valley Community Bank f/k/a Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective January 1, 2003, attached as Exhibit 10.44 to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed May 8, 2003 and incorporated herein by reference.*

10.23
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Daniel N. Cunningham effective October 31, 2003, attached as Exhibit 10.47 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.24
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and William S. Smittcamp effective October 31, 2003, attached as Exhibit 10.48 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.25
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Louis McMurray effective October 31, 2003, attached as Exhibit 10.49 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.26
Form of Amendment No. 1 To Salary Continuation Agreement dated June 7, 2000 by and between Central Valley Community Bank and Gary Quisenberry and Tom Sommer effective February 1, 2005, attached as Exhibit 10.52 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.27
Exhibit 1 to Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry effective February 1, 2005, attached as Exhibit 10.54 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.28
Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry and Tom Sommer effective February 1, 2005, attached as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.29
Form of Amendment No. 1 To Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Gary Quisenberry and Tom Sommer effective February 1, 2005, attached as Exhibit 10.57 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.30
Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005, attached as Exhibit 10.62 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.31	Central Valley Community Bancorp 2005 Omnibus Incentive Plan, incorporated by reference to Appendix A to the Registrant’s Def 14A proxy statement filed April 5, 2005.*

10.32
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006, attached as Exhibit 10.65 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006, filed August 11, 2006 and incorporated herein by reference.*

10.33
Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated July 1, 2006, attached as Exhibit 10.66 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2006, filed August 11, 2006 and incorporated herein by reference.*

10.34
Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006, attached as Exhibit 10.67 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.35
Amended and Restated Executive Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle, dated December 31, 2006, attached as Exhibit 10.68 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.36
Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007, attached as Exhibit 10.73 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.37
Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and David Kinross, dated March 1, 2007, attached as Exhibit 10.74 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.38
Amended Life Insurance Endorsement Method Split Dollar Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007, attached as Exhibit 10.77 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.39
Amended Executive Salary Continuation Agreement by and between Central Valley Community Bank and Gary Quisenberry, dated March 1, 2007, attached as Exhibit 10.78 to the Annual Report on Form 10-K for the year ended December 31, 2006, filed March 29, 2007 and incorporated herein by reference.*

10.40
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008, attached as Exhibit 10.79 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.41
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Lydia E. Shaw, dated January 2, 2008, attached as Exhibit 10.80 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.42
Form of Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and David Kinross, Tom Sommer, Lydia Shaw and Gary Quisenberry, attached as Exhibit 10.81 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.43
Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.82 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.44
Form of Second Amendment to the Director Deferred Compensation Agreement effective January 1, 2009 by and between Central Valley Community Bank and Daniel N. Cunningham, Edwin S. Darden, Jr., Steven D. McDonald, Louis C. McMurray, and William S. Smittcamp, attached as Exhibit 10.83 to Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed November 13, 2009 and incorporated herein by reference.

10.45
Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.85 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 13, 2010 and incorporated herein by reference.*

10.46
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.47
Second Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.48
Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.91 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.49
Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.92 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.50
Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.93 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.51
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.94 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.52
Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.95 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.53
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.96 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.54
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.99 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.55
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.100 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.56
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.101 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.57
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.58
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.103 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.59
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.104 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.60
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.105 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.61
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.106 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.62
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.107 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.63
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.108 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.64
Employment Agreement by and between Central Valley Community Bank and James M. Ford dated January 23, 2014, attached as Exhibit 10.109 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.65
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.110 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.66
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.111 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.67
Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James M. Ford, dated March 19, 2014, attached as Exhibit 10.112 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.68
Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015, attached as Exhibit 10.110 to Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.*

10.69
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.70
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.71
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

10.72
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.83 to the Annual Report on Form 10-KL for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.73
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.74
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed as March 6, 2020 and incorporated herein by reference.*

10.75
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019. attached as Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 6, 2020 and incorporated herein by reference.*

10.76
Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.77
Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.87 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.78
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.88 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.79
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.80
Third Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.81
Third Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.91 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.82
Change in Control Agreement by and between Central Valley Community Bank and David A. Kinross, James J. Kim, Patrick A. Luis, A. Kenneth Ramos, Teresa Gilio, and Blaine C. Lauhon, Dated April 30, 2021, attached as Exhibit 99.1 to file Form 8-K, filed May 5, 2021 and incorporated herein by reference.*

10.83
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.93 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.84
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.94 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.85
Employment Agreement by and between Central Valley Community Bank and James J. Kim effective November 1, 2021, attached as Exhibit 99.2 to the Form 8K filed September 10, 2021 and incorporated herein by reference.*

10.86	Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James J. Kim, dated February 1, 2022.*

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated by reference.

22	N/A

23	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

ITEM 16     FORM 10-K SUMMARY

Omitted at registrant’s option

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 9, 2022	By:	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer
(principal executive officer)

Date:	March 9, 2022	By:	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)
POWER OF ATTORNEY AND SIGNATURES

    KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints James J. Kim, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James J. Kim	Date: March 9, 2022
James J. Kim,
President and Chief Executive Officer and Director (principal executive officer)

/s/ David A. Kinross	Date: March 9, 2022
David A. Kinross,
Executive Vice President and Chief Financial Officer
(principal accounting officer and principal financial officer)

/s/ Daniel J. Doyle	Date: March 9, 2022
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 9, 2022
Daniel N. Cunningham, Vice Chairman of the Board and Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 9, 2022
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 9, 2022
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 9, 2022
Gary D. Gall, Director

/s/ Andriana D. Majarian	Date: March 9, 2022
Andriana D. Majarian, Director

/s/ Steven D. McDonald	Date: March 9, 2022
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 9, 2022
Louis McMurray, Director

/s/ Karen Musson	Date: March 9, 2022
Karen Musson, Director

/s/ Dorothea D. Silva	Date: March 9, 2022
Dorothea D. Silva, Director

/s/ William S. Smittcamp	Date: March 9, 2022
William S. Smittcamp, Director