Form 10-Q
period 2022-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2022-05-04
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of May 2, 2022 there were 11,658,535 shares of the registrant’s common stock outstanding.

2

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2022 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2022	December 31, 2021

ASSETS
Cash and due from banks	$32,263	$29,412
Interest-earning deposits in other banks	56,574	134,055
Total cash and cash equivalents	88,837	163,467
Available-for-sale debt securities	1,161,756	1,109,208
Equity securities	7,071	7,416
Loans, less allowance for credit losses of $9,864 at March 31, 2022 and $9,600 at December 31, 2021	1,002,178	1,029,511
Bank premises and equipment, net	8,178	8,380
Bank-owned life insurance	39,795	39,553
Federal Home Loan Bank stock	5,595	5,595
Goodwill	53,777	53,777
Core deposit intangibles	382	522
Accrued interest receivable and other assets	55,461	32,710
Total assets	$2,423,030	$2,450,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$926,067	$963,584
Interest bearing	1,236,293	1,159,213
Total deposits	2,162,360	2,122,797

Subordinated debentures	39,490	39,454
Accrued interest payable and other liabilities	29,520	40,043
Total liabilities	2,231,370	2,202,294
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,752,623 at March 31, 2022 and 11,916,651 at December 31, 2021	62,893	66,820
Retained earnings	178,054	173,393
Accumulated other comprehensive (loss) income, net of tax	(49,287)	7,632
Total shareholders’ equity	191,660	247,845
Total liabilities and shareholders’ equity	$2,423,030	$2,450,139

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per-share amounts)	2022	2021
INTEREST INCOME:
Interest and fees on loans	$12,161	$13,765
Interest on deposits in other banks	57	32
Interest and dividends on investment securities:
Taxable	4,524	2,733
Exempt from Federal income taxes	1,440	1,317
Total interest income	18,182	17,847
INTEREST EXPENSE:
Interest on deposits	252	268
Interest on junior subordinated deferrable interest debentures	333	24
Total interest expense	585	292
Net interest income before provision for credit losses	17,597	17,555
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	—	(1,800)
Net interest income after provision for credit losses	17,597	19,355
NON-INTEREST INCOME:
Service charges	539	432
Appreciation in cash surrender value of bank-owned life insurance	242	173
Interchange fees	442	370
Net realized gains on sales and calls of investment securities	206	—
Federal Home Loan Bank dividends	85	70
Loan placement fees	299	657
Other income	21	297
Total non-interest income	1,834	1,999
NON-INTEREST EXPENSES:
Salaries and employee benefits	6,944	6,938
Occupancy and equipment	1,162	1,113
Professional services	374	356
Data processing	541	617
Regulatory assessments	222	161
ATM/Debit card expenses	195	225
Information technology	758	559
Directors’ expenses	45	41
Advertising	140	129
Internet banking expense	21	124
Amortization of core deposit intangibles	140	174
Other	903	951
Total non-interest expenses	11,445	11,388
Income before provision for income taxes	7,986	9,966
Provision for income taxes	1,900	2,487
Net income	$6,086	$7,479
Earnings per common share:
Basic earnings per share	$0.51	$0.60
Weighted average common shares used in basic computation	11,829,245	12,495,606
Diluted earnings per share	$0.51	$0.60
Weighted average common shares used in diluted computation	11,872,025	12,547,137
Cash dividend per common share	$0.12	$0.11

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$6,086	7,479
Other Comprehensive Loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(80,603)	(13,621)
Reclassification of net gains included in net income	(206)	—
Other comprehensive loss, before tax	(80,809)	(13,621)
Tax effect	23,890	4,027
Total other comprehensive loss	(56,919)	(9,594)
Comprehensive loss	$(50,833)	$(2,115)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	245,021
Net income	—	—	7,479	—	7,479
Other comprehensive loss	—	—	—	(9,594)	(9,594)
Stock issued under employee stock purchase plan	4,379	56	—	—	56
Stock awarded to employees	10,529	158	—	—	158
Restricted stock granted net of forfeitures	(247)	—	—	—	—
Stock-based compensation expense	—	101	—	—	101
Cash dividend	—	—	(1,377)	—	(1,377)
Stock options exercised	100	1	—	—	1
Balance, March 31, 2021	12,524,609	$79,732	$156,851	$5,262	$241,845

Balance, January 1, 2022	11,916,651	$66,820	$173,393	$7,632	$247,845
Net income	—	—	6,086	—	6,086
Other comprehensive loss	—	—	—	(56,919)	(56,919)
Restricted stock granted net of forfeitures	4,618	—	—	—	—
Stock issued under employee stock purchase plan	3,006	57	—	—	57
Stock awarded to employees	13,146	273	—	—	273
Stock-based compensation expense	—	97	—	—	97
Cash dividend	—	—	(1,425)	—	(1,425)
Stock options exercised	11,075	132	—	—	132
Repurchase and retirement of common stock	(195,873)	(4,486)	—	—	(4,486)
Balance, March 31, 2022	11,752,623	$62,893	$178,054	$(49,287)	$191,660

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,086	$7,479
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net decrease (increase) in deferred loan fees	208	(559)
Depreciation	204	223
Accretion	(336)	(327)
Amortization	2,319	1,633
Stock-based compensation	97	101
(Reversal of) provision for credit losses	—	(1,800)
Net realized gains on sales and calls of available-for-sale investment securities	(206)	—
Net gain on disposal of premises and equipment	—	(2)
Net change in equity securities	345	134
Increase in bank-owned life insurance, net of expenses	(242)	(173)
Net decrease (increase) in accrued interest receivable and other assets	1,574	(504)
Net (decrease) increase in accrued interest payable and other liabilities	(10,249)	69
(Provision) benefit for deferred income taxes	(435)	105
Net cash (used in) provided by operating activities	(635)	6,379
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(286,385)	(84,685)
Proceeds from sales or calls of available-for-sale investment securities	132,991	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	18,435	11,331
Net decrease in loans	27,125	13,507
Purchases of premises and equipment	(2)	(344)
Proceeds from sale of premises and equipment	—	2
Net cash used in investing activities	(107,836)	(60,189)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	44,891	200,112
Net decrease in time deposits	(5,328)	(419)
Purchase and retirement of common stock	(4,486)	—
Proceeds from stock issued under employee stock purchase plan	57	56
Proceeds from exercise of stock options	132	1
Cash dividend payments on common stock	(1,425)	(1,377)
Net cash provided by financing activities	33,841	198,373
(Decrease) increase in cash and cash equivalents	(74,630)	144,563
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,467	70,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,837	$214,841

	For the Three Months Ended March 31,
(In thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$172	$298
Operating cash flows from operating leases	$575	$562
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2021 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2022, and the results of its operations and its cash flows for the three-month interim periods ended March 31, 2022 and 2021 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

    The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during third quarter of 2022 due to the fact the Company elected to delay implementation of the CECL process as allowed by FASB. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

    FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to March 31, 2022 through December 31, 2022 will not have a material impact on the consolidated financial statements.

    In April 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued a revised interagency statement encouraging financial institutions to work with customers affected by the COVID-19 pandemic and providing additional information regarding loan modifications. The revised interagency statement clarifies the interaction between the interagency statement issued on March 22, 2020 and the temporary relief provided by Section 4013 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Section 4013 allows financial institutions to suspend the requirements to classify certain loan modifications troubled debt restructurings (“TDRs”). The revised statement also provides supervisory interpretations on past due and nonaccrual regulatory reporting of loan modification programs and regulatory capital. Section 4013 and the interagency guidance were applied by the Company to loan modifications made related to the COVID-19 pandemic as eligible and appropriate. The application of the guidance reduced the number of TDRs that were reported. In December 2020, the Consolidated Appropriations Act, 2021 was signed into law. Section 541 of this legislation, “Extension of Temporary Relief From Troubled Debt Restructurings and Insurer Clarification,” extended Section 4013 of the CARES Act to the earlier of January 1, 2022 or 60 days after the termination of the national emergency declared relating to COVID-19. This relief ended on January 1, 2022.
Future TDRs are indeterminable and will depend on future developments, which are highly uncertain and cannot be predicted, including the economic recovery, market volatility and other actions taken by governmental authorities and other third parties as a result of the pandemic.

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

    The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2022
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$32,263	$32,263	$—	$—	$32,263
Interest-earning deposits in other banks	56,574	56,574	—	—	56,574
Available-for-sale debt securities	1,161,756	—	1,161,756	—	1,161,756
Equity securities	7,071	7,071	—	—	7,071
Loans, net	1,002,178	—	—	965,154	965,154
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	8,232	12	5,422	2,798	8,232
Financial liabilities:
Deposits	2,162,360	1,888,591	84,045	—	1,972,636
Subordinated debentures	39,490	—	—	36,844	36,844
Accrued interest payable	478	—	32	446	478

	December 31, 2021
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,412	$29,412	$—	$—	$29,412
Interest-earning deposits in other banks	134,055	134,055	—	—	134,055
Available-for-sale debt securities	1,109,208	—	1,109,208	—	1,109,208
Equity securities	7,416	7,416	—	—	7,416
Loans, net	1,029,511	—	—	1,015,052	1,015,052
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,395	7	6,076	3,312	9,395
Financial liabilities:
Deposits	2,122,797	2,010,407	89,923	—	2,100,330
Subordinated debentures	39,454	—	—	39,463	39,463
Accrued interest payable	202	—	30	172	202

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2022 and December 31, 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
March 31, 2022	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,258	$—	$9,258	$—
U.S. Government agencies	344	—	344	—
Obligations of states and political subdivisions	409,129	—	409,129	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	221,304	—	221,304	—
Private label mortgage and asset backed securities	475,813	—	475,813	—
Corporate debt securities	45,908	—	45,908	—
Equity securities	7,071	7,071	—	—
Total assets measured at fair value on a recurring basis	$1,168,827	$7,071	$1,161,756	$—

	Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,925	$—	$9,925	$—
U.S. Government agencies	379	—	379	—
Obligations of states and political subdivisions	526,467	—	526,467	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,439	—	214,439	—
Private label mortgage and asset backed securities	313,220	—	313,220	—
Corporate debt securities	44,778	—	44,778	—
Equity securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$1,116,624	$7,416	$1,109,208	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the periods ended March 31, 2022 and December 31, 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the periods ended March 31, 2022 and December 31, 2021. Also there were no liabilities measured at fair value on a recurring basis at March 31, 2022 or December 31, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate:
Real estate-construction and other land loans	$262	$—	$—	$262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate-construction and other land loans	262	—	—	262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not necessarily a market rate. There were no changes in valuation techniques used during the three months ended March 31, 2022 or the year ended December 31, 2021.
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
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $280,000 with a valuation allowance of $18,000 at March 31, 2022, and a resulting fair value of $262,000. The valuation allowance represent specific allocations for the allowance for credit losses for impaired loans.
Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $292,000 with a valuation allowance of $30,000 at December 31, 2021, and a resulting fair value of $262,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
    There were no charge-offs related to loans carried at fair value during the three months ended March 31, 2022 and 2021. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended March 31, 2022 and 2021 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at March 31, 2022 or December 31, 2021.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of March 31, 2022, $223,954,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $(69,974,000) at March 31, 2022 compared to an unrealized gain of $10,835,000 at December 31, 2021. The unrealized (loss)/gain recorded is net of $(20,687,000) and $3,203,000 in tax (benefits) liabilities as accumulated other comprehensive income (loss) within shareholders’ equity at March 31, 2022 and December 31, 2021, respectively.

     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	March 31, 2022
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,988	$—	$(730)	$9,258
U.S. Government agencies	356	—	(12)	344
Obligations of states and political subdivisions	438,990	1,543	(31,404)	409,129
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	226,466	329	(5,491)	221,304
Private label mortgage and asset backed securities	508,430	308	(32,925)	475,813
Corporate debt securities	47,500	205	(1,797)	45,908
Total available-for-sale	$1,231,730	$2,385	$(72,359)	$1,161,756

	December 31, 2021
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,988	$—	$(63)	$9,925
U.S. Government agencies	373	6	—	379
Obligations of states and political subdivisions	512,952	16,703	(3,188)	526,467
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	2,245	(1,277)	214,439
Private label mortgage and asset backed securities	317,089	824	(4,693)	313,220
Corporate debt securities	44,500	595	(317)	44,778
Total available-for-sale	$1,098,373	$20,373	$(9,538)	$1,109,208
    Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2022 and 2021 are shown below (in thousands):

	For the Three Months Ended March 31,
Available-for-Sale Securities	2022	2021
Proceeds from sales or calls	$132,991	$—
Gross realized gains from sales or calls	206	—
Gross realized losses from sales or calls	—	—
    As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
    The provision for income taxes includes $61,000 income tax impact from the reclassification of unrealized net gains on securities to realized net gains on securities for the three months ended March 31, 2022.

    Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	March 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$9,258	$(730)	$—	$—	$9,258	$(730)
U.S. Government agencies	343	(12)	—	—	343	$(12)
Obligations of states and political subdivisions	366,394	(27,627)	19,762	(3,777)	386,156	(31,404)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	119,477	(3,945)	45,880	(1,546)	165,357	(5,491)
Private label mortgage and asset backed securities	394,277	(28,751)	49,371	(4,174)	443,648	(32,925)
Corporate debt securities	36,703	(1,797)	—	—	36,703	(1,797)
Total available-for-sale	$926,452	$(62,862)	$115,013	$(9,497)	$1,041,465	$(72,359)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. treasury securities	$9,925	$(63)	$—	$—	$9,925	$(63)
Obligations of states and political subdivisions	$143,336	$(2,896)	$6,336	$(292)	$149,672	$(3,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	91,385	(905)	40,365	(372)	131,750	(1,277)
Private label mortgage and asset backed securities	230,987	(3,661)	28,908	(1,032)	259,895	(4,693)
Corporate debt securities	21,183	(317)	—	—	21,183	(317)
Total available-for-sale	$496,816	$(7,842)	$75,609	$(1,696)	$572,425	$(9,538)
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
     As of March 31, 2022, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at March 31, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at March 31, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  There were no OTTI losses recorded during the three months ended March 31, 2022.

U.S. Treasury Securities

At March 31, 2022, the Company held one U.S. Treasury security which was in a loss position for less than 12 months.

U.S. Government Agencies

    At March 31, 2022, the Company held one U.S. Government agency security which was in a loss position for less than 12 months.

Obligations of States and Political Subdivisions

    At March 31, 2022, the Company held 114 obligations of states and political subdivision securities of which 83 were in a loss position for less than 12 months and four have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

    At March 31, 2022, the Company held 108 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 33 were in a loss position for less than 12 months and ten have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

Private Label Mortgage and Asset Backed Securities

    At March 31, 2022, the Company had a total of 100 Private Label Mortgage and Asset Backed Securities (PLMABS). 73 of the PLMABS securities were in a loss position for less than 12 months and 13 have been in loss for more than 12 months at March 31, 2022. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

    At March 31, 2022, the Company held 13 corporate debt securities of which 11 were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.

    The amortized cost and estimated fair value of available-for-sale investment securities at March 31, 2022 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2022
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	3,727	3,877
After five years through ten years	98,715	92,825
After ten years	346,536	321,685
	448,978	418,387
Investment securities not due at a single maturity date:
U.S. Government agencies	356	344
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	226,466	221,304
Private label mortgage and asset backed securities	508,430	475,813
Corporate debt securities	47,500	45,908
Total available-for-sale	$1,231,730	$1,161,756

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	March 31, 2022	% of Total Loans	December 31, 2021	% of Total Loans
Commercial:
Commercial and industrial	$116,927	11.6%	$136,847	13.2%
Agricultural production	32,045	3.2%	40,860	3.9%
Total commercial	148,972	14.8%	177,707	17.1%
Real estate:
Owner occupied	204,272	20.2%	212,234	20.4%
Real estate construction and other land loans	73,358	7.2%	61,586	5.9%
Commercial real estate	375,017	37.2%	369,529	35.6%
Agricultural real estate	94,462	9.3%	98,481	9.5%
Other real estate	25,351	2.5%	26,084	2.5%
Total real estate	772,460	76.4%	767,914	73.9%
Consumer:
Equity loans and lines of credit	54,706	5.4%	55,620	5.4%
Consumer and installment	34,825	3.4%	36,999	3.6%
Total consumer	89,531	8.8%	92,619	9.0%
Net deferred origination fees	1,079		871
Total gross loans	1,012,042	100.0%	1,039,111	100.0%
Allowance for credit losses	(9,864)		(9,600)
Total loans	$1,002,178		$1,029,511

    At March 31, 2022 and December 31, 2021, loans originated under Small Business Administration (SBA) programs totaling $20,625,000 and $23,024,000, respectively, were included in the real estate and commercial categories, of which, $15,922,000 or 77% and $17,720,000 or 77%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At March 31, 2022, 23 PPP loans totaling $3,554,000 were outstanding and included in the commercial and industrial line item above. At December 31, 2021, 70 PPP loans totaling $18,553,000 were outstanding and included in the commercial and industrial line item above.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 53 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
    The following table shows the summary of activities for the Allowance as of and for the three months ended March 31, 2022 and 2021 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 01, 2022	$2,011	$6,741	$568	$280	$9,600
(Reversal) provision charged to operations	(356)	307	31	18	—
Charge-offs	(18)	—	(83)	—	(101)
Recoveries	356	—	9	—	365
Ending balance, March 31, 2022	$1,993	$7,048	$525	$298	$9,864

Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Reversal charged to operations	(132)	(1,141)	(229)	(298)	(1,800)
Charge-offs	(31)	—	(26)	—	(57)
Recoveries	627	319	52	—	998
Ending balance, March 31, 2021	$2,483	$8,352	$888	$333	$12,056

    The following is a summary of the Allowance by impairment methodology and portfolio segment as of March 31, 2022 and December 31, 2021 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, March 31, 2022	$1,993	$7,048	$525	$298	$9,864
Ending balance: individually evaluated for impairment	$556	$25	$2	$—	$583
Ending balance: collectively evaluated for impairment	$1,437	$7,023	$523	$298	$9,281

Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600
Ending balance: individually evaluated for impairment	$607	$38	$4	$—	$649
Ending balance: collectively evaluated for impairment	$1,404	$6,703	$564	$280	$8,951

The following table shows the ending balances of loans as of March 31, 2022 and December 31, 2021 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, March 31, 2022	$148,972	$772,460	$89,531	$1,010,963
Ending balance: individually evaluated for impairment	$2,281	$435	$1,043	$3,759
Ending balance: collectively evaluated for impairment	$146,691	$772,025	$88,488	$1,007,204

Loans:
Ending balance, December 31, 2021	$177,707	$767,914	$92,619	$1,038,240
Ending balance: individually evaluated for impairment	$7,086	$450	$1,050	$8,586
Ending balance: collectively evaluated for impairment	$170,621	$767,464	$91,569	$1,029,654

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at March 31, 2022 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$110,393	$3,992	$2,542	$—	$116,927
Agricultural production	27,132	2,829	2,084	—	32,045
Real Estate:
Owner occupied	197,143	3,575	3,554	—	204,272
Real estate construction and other land loans	63,724	9,634	—	—	73,358
Commercial real estate	358,421	14,119	2,477	—	375,017
Agricultural real estate	88,726	5,736	—	—	94,462
Other real estate	25,351	—	—	—	25,351
Consumer:
Equity loans and lines of credit	54,660	—	46	—	54,706
Consumer and installment	34,773	16	36	—	34,825
Total	$960,323	$39,901	$10,739	$—	$1,010,963
    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2021 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$125,537	$8,724	$2,586	$—	$136,847
Agricultural production	37,179	1,325	2,356	—	40,860
Real Estate:
Owner occupied	205,092	3,582	3,560	—	212,234
Real estate construction and other land loans	54,066	7,520	—	—	61,586
Commercial real estate	351,395	18,134	—	—	369,529
Agricultural real estate	96,949	1,532	—	—	98,481
Other real estate	26,084	—	—	—	26,084
Consumer:
Equity loans and lines of credit	55,611	9	—	—	55,620
Consumer and installment	36,942	19	38	—	36,999
Total	$988,855	$40,845	$8,540	$—	$1,038,240

The following table shows an aging analysis of the loan portfolio by class and the time past due at March 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$116,927	$116,927	$—	$292
Agricultural production	—	—	—	—	32,045	32,045	—	—
Real estate:	—				—
Owner occupied	—	—	—	—	204,272	204,272	—	—
Real estate construction and other land loans	—	—	—	—	73,358	73,358	—	—
Commercial real estate	—	—	—	—	375,017	375,017	—	—
Agricultural real estate	—	—	—	—	94,462	94,462	—	—
Other real estate	—	—	—	—	25,351	25,351	—	—
Consumer:					—
Equity loans and lines of credit	—	—	—	—	54,706	54,706	—	—
Consumer and installment	17	—	—	17	34,808	34,825	—	—
Total	$17	$—	$—	$17	$1,010,946	$1,010,963	$—	$292
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$1	$—	$—	$1	$136,846	$136,847	$—	$312
Agricultural production	—	—	—	—	40,860	40,860	—	634
Real estate:	—
Owner occupied	—	—	—	—	212,234	212,234	—	—
Real estate construction and other land loans	—	—	—	—	61,586	61,586	—	—
Commercial real estate	—	—	—	—	369,529	369,529	—	—
Agricultural real estate	—	—	—	—	98,481	98,481	—	—
Other real estate	—	—	—	—	26,084	26,084	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	55,620	55,620	—	—
Consumer and installment	79	—	—	79	36,920	36,999	—	—
Total	$80	$—	$—	$80	$1,038,160	$1,038,240	$—	$946

The following table shows information related to impaired loans by class at March 31, 2022 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$135	$170	$—
Total with no related allowance recorded	135	170	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,281	2,325	556
Real estate:
Real estate construction and other land loans	280	280	18
Commercial real estate	134	135	2
Agricultural real estate	21	21	5
Total real estate	435	436	25
Consumer:
Equity loans and lines of credit	908	908	2
Total consumer	908	908	2
Total with an allowance recorded	3,624	3,669	583
Total	$3,759	$3,839	$583
    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$136	$172	$—
Total with no related allowance recorded	136	172	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,452	6,491	544
Agricultural production	634	714	63
Total commercial	7,086	7,205	607
Real estate:
Real estate construction and other land loans	292	292	30
Commercial real estate	137	138	3
Agricultural real estate	21	21	5
Total real estate	450	451	38
Consumer:
Equity loans and lines of credit	914	914	4
Total consumer	914	914	4
Total with an allowance recorded	8,450	8,570	649
Total	$8,586	$8,742	$649

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$143	$—	$15	$—
Agricultural production	83	—	—	—
Total commercial	226	—	15	—
Real estate:
Owner occupied	—	—	180	—
Real estate construction and other land loans	—	—	108	—
Commercial real estate	—	—	505	—
Total real estate	—	—	793	—
Consumer:
Equity loans and lines of credit	136	3	144	12
Total with no related allowance recorded	362	3	952	12

With an allowance recorded:
Commercial:
Commercial and industrial	3,329	27	7,002	582
Agricultural production	158	—	717	—
Total commercial	3,487	27	7,719	582
Real estate:
Real estate construction and other land loans	286	5	1,513	—
Commercial real estate	136	2	147	11
Agricultural real estate	21	—	30	2
Total real estate	443	7	1,690	13
Consumer:
Equity loans and lines of credit	911	13	933	55
Consumer and installment	—	—	44	—
Total consumer	911	13	977	55
Total with an allowance recorded	4,841	47	10,386	650
Total	$5,203	$50	$11,338	$662

Foregone interest on nonaccrual loans totaled $4,000 and $56,000 for the three month period ended March 31, 2022 and 2021, respectively.

Troubled Debt Restructurings:
    As of March 31, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $3,467,000 and $7,640,000, respectively. The Company has allocated $543,000 and $538,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2022 and December 31, 2021, respectively.
    For the three months ended March 31, 2022 and 2021, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. In accordance with such guidance, during 2020 and throughout 2021 the Company offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. As of March 31, 2022, there were no such loans remaining on deferral.

During the three months ended March 31, 2022, no loans were modified as troubled debt restructuring.

Troubled Debt Restructurings:
    The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2021 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$333	$—	$333	$325
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

Troubled Debt Restructurings:

Consumer:
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2022 or March 31, 2021.

Note 5. Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2022, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the first three months of 2022.

Note 6. Borrowing Arrangements

As of March 31, 2022 and December 31, 2021, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances.
    Approximately $493,500,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $284,114,000 as of March 31, 2022. FHLB advances are also secured by investment securities with amortized costs totaling $106,000 and $112,000 and market values totaling $111,000 and $117,000 at March 31, 2022 and December 31, 2021, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of March 31, 2022, and December 31, 2021 the Company had no Federal funds purchased.

7. Subordinated Debentures

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(665)	(701)
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$39,490	$39,454

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2022, the rate was 1.84%.  Interest expense recognized by the Company for the three months ended March 31, 2022 and 2021 was $333,000 and $24,000, respectively.

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

Note 8.  Commitments and Contingencies

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
    Commitments to extend credit amounting to $346,752,000 and $326,108,000 were outstanding at March 31, 2022 and December 31, 2021, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $346,140,000 and $325,674,000 at March 31, 2022 and December 31, 2021, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $88,584,000 and $93,263,000 as of March 31, 2022 and December 31, 2021, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $611,000 and $434,000 were outstanding at March 31, 2022 and December 31, 2021, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2022 or December 31, 2021.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
    The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2022 and December 31, 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
    In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which, as of March 31, 2022, was $2,144,500.
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

Basic Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2022	2021
Net income	$6,086	$7,479
Weighted average shares outstanding	11,829,245	12,495,606
Basic earnings per share	$0.51	$0.60

Diluted Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2022	2021
Net income	$6,086	$7,479
Weighted average shares outstanding	11,829,245	12,495,606
Effect of diluted stock options and restricted stock	42,780	51,531
Weighted average shares of common stock and common stock equivalents	11,872,025	12,547,137
Diluted earnings per share	$0.51	$0.60

        No outstanding options awards were anti-dilutive for the three months ended March 31, 2022 and 2021.

Note 10.  Share-Based Compensation

The Company has four share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $97,000 and $101,000 for the three months ended March 31, 2022 and 2021, respectively. The recognized tax (benefit) expense for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $(22,000) and $1,000, respectively, for the three months ended March 31, 2022 and 2021.
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
    Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 442,401 shares available for future purchase under the plan as of March 31, 2022.

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
     No options to purchase shares of the Company’s common stock were granted during the three months ended March 31, 2022 and 2021.
    A summary of the combined activity of the Company’s stock option compensation plans for the three months ended March 31, 2022 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	52,805	$9.81
Options exercised	(11,075)	$11.87
Options forfeited	(1,800)	$12.50
Options outstanding at March 31, 2022	39,930	$9.12	0.38	$566
Options vested or expected to vest at March 31, 2022	39,930	$9.12	0.38	$566
Options exercisable at March 31, 2022	39,930	$9.12	0.38	$566

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Intrinsic value of options exercised	$118	$1
Cash received from options exercised	$132	$1
Excess tax benefit realized for option exercises	$22	$—
    As of March 31, 2022, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
    The following table summarizes restricted stock and performance award activity for the three months ended March 31, 2022 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2021	24,177	$20.50
Granted	17,847	$21.25
Vested	(13,355)	$20.75
Forfeited	(83)	$19.99
Nonvested outstanding shares at March 31, 2022	28,586	$20.86

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
        As of March 31, 2022, there were 28,586 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2022, there was $284,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.84 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $3,432,000 at March 31, 2022.

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
    There have been no material changes to the Company’s critical accounting policies during the three months ended March 31, 2022.  Please refer to the Company’s 2021 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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

Dividend Declared

On April 20, 2022, the Board of Directors declared a $0.12 per share cash dividend payable on May 20, 2022 to shareholders of record as of May 6, 2022.

Economic Conditions

The COVID-19 pandemic has caused significant, unprecedented disruption around the world that has affected daily living and negatively impacted the local, state, national and global economies. It has caused significant economic and financial disruption that have adversely affected or otherwise impacted our businesses. The COVID-19 has not yet been globally contained and the number of cases continues to increase in many locations, including in the United States in which we operate. During the course of the continuing pandemic, there have been varying governmental and other responses to slow or control the spread of the COVID-19 and to mitigate the adverse impact of the COVID-19, such as stay at home orders, restrictions on business activities, health and safety guidelines, economic relief for individuals and businesses, and monetary policy measures, such responses have met varying degrees of success, and it remains uncertain whether these actions will be successful in a sustained manner. We cannot predict at this time the scope and duration of the pandemic.
Despite the continuing challenges in recent months, there has been some improvement in the economic environment and resilience in the markets in which we operate. With the seemingly wider availability and distribution of vaccinations and the easing of some restrictions in the United States, we have seen steps towards broader containment. However, there still remains much uncertainty around containment of the pandemic, which will depend on various factors, including but not limited to, the extent and spread of variants of the virus; efficacy of vaccines; and government and other actions to mitigate the spread of COVID-19.
Through the COVID-19 pandemic, the Company was able to react quickly to these changes because of the commitment and flexibility of its workforce coupled with a well-prepared business continuity plan. The Company has taken various steps to help our customers, employees, and communities, while maintaining safe and sound banking operations. The Company has been assisting customers with loan deferrals and the PPP loans and has provided employees remote working environment while maintaining fully functioning operations in all areas.
Agriculture and agricultural-related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices, currency exchanges, and demand. From time to time, California experiences severe droughts or adverse weather issues, which could significantly harm the business of our customers and the credit quality of the loans to those customers. Currently, California is experiencing multi-year drought conditions which impacts surface water deliveries to customers. In reaction to these conditions, we closely monitor the surface water availability with customer specific budgeting and third party information and surveys. There are also certain regulatory impacts that limit the water than can be pumped from underground sources. Both sources are closely considered and monitored in the granting and monitoring of our loan exposures, along with related issues affecting our customers. We closely monitor the water resources and the related issues affecting our customers, and we will remain vigilant for identifying signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.

First Quarter of 2022

For the first quarter of 2022, our consolidated net income was $6,086,000 compared to $7,479,000 for the same period in 2021. Diluted EPS was $0.51 for the quarter ended March 31, 2022 compared to $0.60 for the same period in 2021. The decrease in net income during the first quarter of 2022 compared to the same period in 2021 is primarily driven by no reversal of provision for credit losses, a decrease in loan placement fees of $358,000, a decrease in non-interest income of $165,000, and an increase in total non-interest expenses of $57,000, partially offset by a decrease in the provision for income taxes of $587,000, an increase in interchange fees of $72,000, an increase in net realized gains on sales and calls of investment securities of $206,000, an increase in service charge income of $107,000, and an increase in net interest income of $42,000. During the quarter ended March 31, 2022, the Company recorded no provision for credit losses, compared to a $1,800,000 reversal of provision during the quarter ended March 31, 2021. Throughout 2020, 2021 and the first three months of 2022, we adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    Net interest margin (fully tax equivalent basis) decreased to 3.19% for the quarter ended March 31, 2022 compared to 3.76% for the same period in 2021. The net interest margin period-to-period comparisons were impacted by the decrease in the yield on the average investment securities, including interest-earning deposits in other banks and Federal funds sold, by the decrease in the yield on the loan portfolio and the increase in the cost of total interest-bearing liabilities. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, decreased to 2.02% for the three months ended March 31, 2022, compared to 2.07% for the three months ended March 31, 2021. The effective yield on average loans decreased to 4.85% for the three months ended March 31, 2022, compared to 5.18% for the three months ended March 31, 2021. Total average PPP loans, which have an annual interest rate of 1.00%, were $11,329,000 and $178,956,000 for the three months ended March 31, 2022 and 2021, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the three months ended March 31, 2022 and 2021 was 4.87% and 5.11%, respectively. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.05% for the quarter ended March 31, 2022 compared to 0.06% for the same period in 2021.

    Non-interest income decreased $165,000 or 8.25% to $1,834,000 for the quarter ended March 31, 2022 compared to $1,999,000 for the same period in 2021, primarily driven by a decrease in loan placement fees of $358,000, and a decrease of $276,000 in other income, offset by an increase of $206,000 in net realized gains on sales and calls of investment securities, an increase in service charge income of $107,000, an increase in interchange fees of $72,000, an increase in appreciation in cash surrender value of bank owned life insurance of $69,000, and an increase in Federal Home Loan Bank (“FHLB”) dividends of $15,000. Non-interest expense for the quarter ended March 31, 2022 increased $57,000 or 0.50% from the comparable period due to increases in salaries and employee benefits, occupancy and equipment, professional services, regulatory assessments, appraisal fees, alarm monitoring, information technology expenses, risk management expenses, donations, education and training, directors’ expenses, telephone expenses, mileage and travel, loan related expenses, advertising, and amortization of software, partially offset by decreases in data processing, tax provision, personnel, internet banking expenses, amortization of core deposit intangibles, ATM/debit card expenses, postage, armored courier fees, stationery and supplies, check printing, and operating losses.
    Annualized return on average equity (ROE) for the first quarter of 2022 decreased to 10.51% compared to 12.17% for the same period in 2021. The decrease in ROE reflects the decrease in net income, notwithstanding the decrease in average shareholders’ equity compared to the prior year. Annualized return on average assets (ROA) was 0.99% and 1.42% for the quarters ended March 31, 2022 and 2021, respectively. Total average equity decreased to $231,706,000 for the first quarter of 2022 compared to $245,913,000 for the first quarter of 2021. The Company declared and paid $0.12 per share in cash dividends to holders of common stock during the first quarter of 2022, compared to $0.11 in dividends declared and paid during the first quarter of 2021.
    Our average total assets increased $355,948,000 or 16.92% to $2,460,025,000 during the first quarter of 2022 compared to the same period in 2021.  Total average interest-earning assets increased $351,388,000 or 18.17% in the first quarter of 2022 compared to the same period of 2021.  Total average loans, including nonaccrual loans, decreased $63,163,000 or 5.84% in the first quarter of 2022 compared to the same period in 2021. Average total investments and interest-earning deposits in other banks increased $411,248,000 or 48.01% in the quarter ended March 31, 2022 compared to the same period in 2021.  Average interest-bearing liabilities increased $266,395,000 or 27.13% in the quarter ended March 31, 2022 compared to the same period in 2021. Average non-interest bearing demand deposits increased 11.35% to $940,963,000 in the first quarter of 2022 compared to $845,065,000 during the same period in 2021.  The ratio of average non-interest bearing demand deposits to average total deposits was 43.77% in the first quarter of 2022 compared to 46.39% in 2021.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE), which is net income divided by average shareholders’ equity. Our annualized ROE was 10.51% for the three months ended March 31, 2022 compared to 11.50% for the year ended December 31, 2021 and 12.17% for the three months ended March 31, 2021.  Our net income for the three months ended March 31, 2022 decreased $1,393,000 or 18.63% to $6,086,000 compared to $7,479,000 for the three months ended March 31, 2021, primarily driven by no reversal of provision for credit losses,a decrease in loan placement fees, a decrease in non-interest income, and an increase in total non-interest expenses, partially offset by a decrease in the provision for income taxes, an increase in interchange fees, an increase in net realized gains on sales and calls of investment securities, an increase in service charge income, and an increase in net interest income. Net interest margin (NIM) decreased 57 basis points for the three-month period ended March 31, 2022 compared to the three months ended March 31, 2021.  Diluted EPS was $0.51 for the three months ended March 31, 2022 and $0.60 for the same period in 2021.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the three months ended March 31, 2022 was 0.99% compared to 1.25% for the year ended December 31, 2021 and 1.42% for the three months ended March 31, 2021.  The decrease in ROA for the three months ended March 31, 2022 compared to March 31, 2021 was due to the decrease in net income.  Average assets for the three months ended March 31, 2022 was $2,460,025,000 compared to $2,267,615,000 for the year ended December 31, 2021.  Median ROA for our peer group was 0.93% for the year ended December 31, 2021.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 3.19% for the three months ended March 31, 2022, compared to 3.76% for the same period in 2021.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), the decrease in the yield on the Company’s loan portfolio, and the increase on the cost of interest bearing liabilities. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending March 31, 2022 and 2021, the effective yield on total earning assets decreased 53 basis points, while the cost of total interest-bearing liabilities increased 7 basis points and the cost of total deposits decreased to 0.05% compared to 0.06%.  Net interest income before the reversal of provision for credit losses for the three-month period ended March 31, 2022 was $17,597,000 compared to $17,555,000 for the same period in 2021.
    Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the three months ended March 31, 2022 decreased $165,000 or 8.25%, to $1,834,000 compared to $1,999,000 for the three months ended March 31, 2021.  The decrease resulted primarily from decreases in loan placement fees and other income, offset by increases in net realized gains on sales and calls of investment securities, service charge income, FHLB dividends; and interchange fees, compared to the comparable 2021 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $292,000 and $946,000 at March 31, 2022 and December 31, 2021, respectively.  Nonperforming assets totaled 0.03% of gross loans as of March 31, 2022 and 0.09% of gross loans as of December 31, 2021. The ratio of nonperforming assets to total assets was 0.01% as of March 31, 2022 and 0.04% as of December 31, 2021. The nonperforming assets at March 31, 2022 and December 31, 2021 consisted of nonaccrual loans of $292,000 and $3,278,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at March 31, 2022 or December 31, 2021. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The allowance for credit losses as a percentage of the outstanding loan balance was 0.97% as of March 31, 2022 and 0.92% as of December 31, 2021. The ratio of net charge-off (recovery) to average loans was (0.10)% for the three months ended March 31, 2022 and (0.09)% as of December 31, 2021.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $27,109,000 or 1.11% during the three months ended March 31, 2022 to $2,423,030,000 compared to $2,450,139,000 as of December 31, 2021.  Total gross loans decreased by 2.61% or $27,069,000 to $1,012,042,000 as of March 31, 2022 compared to $1,039,111,000 as of December 31, 2021.  The gross loan decrease consisted of a decrease of $14,999,000 in the PPP loans, as well as a decrease of $12,070,000 in non-PPP loan growth. Total deposits increased 1.86% to $2,162,360,000 as of March 31, 2022 compared to $2,122,797,000 as of

December 31, 2021. The Company’s deposit balances for the three months ended March 31, 2022 increased through organic growth. Our loan-to-deposit ratio at March 31, 2022 was 46.80% compared to 48.95% at December 31, 2021.  The loan-to-deposit ratio of our peers was 71.00% at December 31, 2021.  Further discussion of loans and deposits is below.

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
    The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of March 31, 2022, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at March 31, 2022. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 57.66% for the three months ended March 31, 2022 compared to 56.34% for the three months ended March 31, 2021.  The deterioration in the efficiency ratio was due to the decrease in non-interest income outpacing the increase in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
    The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, decreased 1.49% to $19,608,000 for the first three months of 2022 compared to $19,904,000 for the same period in 2021, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, increased 0.81% to $11,305,000 from $11,214,000 for the same period in 2021.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $284,114,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $1,257,664,000 or 51.90% of total assets at March 31, 2022 and $1,280,091,000 or 52.25% of total assets as of December 31, 2021.

RESULTS OF OPERATIONS

Net Income for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net income decreased to $6,086,000 for the three months ended March 31, 2022 compared to $7,479,000 for the three months ended March 31, 2021.  Basic and diluted earnings per share for March 31, 2022 were $0.51 and $0.51, respectively. Basic and diluted earnings per share for the same period in 2021 were $0.60 and $0.60, respectively. Annualized ROE was 10.51% for the three months ended March 31, 2022 compared to 12.17% for the three months ended March 31, 2021.  Annualized ROA for the three months ended March 31, 2022 and 2021 was 0.99% and 1.42%, respectively.
    The decrease in net income for the three months ended March 31, 2022 compared to the same period in 2021 was primarily driven by an increase in non-interest expense, no reversal of provision for credit losses, and a decrease in loan placement fees, partially offset by an increase in net interest income, an increase in net realized gains on sales and calls of investment securities, a decrease in provision for income taxes, and an increase in service charge income. During the three months ended March 31, 2022, the Company recorded no reversal of provision for credit losses, compared to a $1,800,000 reversal of provision during the three months ended March 31, 2021. The reversal of provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the three months ended March 31, 2022, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic as well as the continuing labor shortage and ongoing supply chain disruptions.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2022			For the Three Months Ended March 31, 2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$129,877	$57	0.18%	$129,185	$32	0.10%
Securities:
Taxable securities	881,399	4,524	2.05%	510,322	2,733	2.14%
Non-taxable securities (1)	256,604	1,823	2.84%	217,125	1,667	3.07%
Total investment securities	1,138,003	6,347	2.23%	727,447	4,400	2.42%
Total securities and interest-earning deposits	1,267,880	6,404	2.02%	856,632	4,432	2.07%
Loans (2) (3)	1,017,280	12,161	4.85%	1,077,140	13,765	5.18%
Total interest-earning assets	2,285,160	$18,565	3.29%	1,933,772	$18,197	3.82%
Allowance for credit losses	(9,832)			(13,453)
Nonaccrual loans	409			3,712
Cash and due from banks	52,482			34,710
Bank premises and equipment	8,306			8,282
Other assets	123,500			137,054
Total average assets	$2,460,025			$2,104,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$578,763	$35	0.02%	$491,910	$48	0.04%
Money market accounts	542,666	182	0.14%	395,686	160	0.16%
Time certificates of deposit	87,409	35	0.16%	89,166	60	0.27%
Total interest-bearing deposits	1,208,838	252	0.08%	976,762	268	0.11%
Other borrowed funds	39,474	333	3.37%	5,155	24	1.86%
Total interest-bearing liabilities	1,248,312	$585	0.19%	981,917	$292	0.12%
Non-interest bearing demand deposits	940,963			845,065
Other liabilities	39,044			31,182
Shareholders’ equity	231,706			245,913
Total average liabilities and shareholders’ equity	$2,460,025			$2,104,077
Interest income and rate earned on average earning assets		$18,565	3.29%		$18,197	3.82%
Interest expense and interest cost related to average interest-bearing liabilities		585	0.19%		292	0.12%
Net interest income and net interest margin (4)		$17,980	3.19%		$17,905	3.76%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $383 and $350 in 2022 and 2021, respectively.
(2)Loan interest income includes loan fees of $264 in 2022 and $2,068 in 2021.
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

Changes in Volume/Rate	For the Three Months Ended March 31, 2022 and 2021
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$—	$25	$25
Investment securities:
Taxable	1,987	(196)	1,791
Non-taxable (1)	303	(147)	156
Total investment securities	2,290	(343)	1,947
Loans	(765)	(839)	(1,604)
Total earning assets (1)	1,525	(1,157)	368
Interest expense:
Deposits:
Savings, NOW and MMA	67	(58)	9
Time certificate of deposits	(1)	(24)	(25)
Total interest-bearing deposits	66	(82)	(16)
Other borrowed funds	157	152	309
Total interest-bearing liabilities	223	70	293
Net interest income (1)	$1,302	$(1,227)	$75
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $1,604,000 or 11.65% for the three months ended March 31, 2022 compared to the same period in 2021. Net interest income during the first three months of 2022 was negatively impacted by a decrease in average total loans of $59,860,000 or (5.56)% to $1,017,280,000 compared to $1,077,140,000 for the same period in 2021. The yield on average loans, excluding nonaccrual loans, was 4.85% for the three months ended March 31, 2022 compared to 5.18% for the same period in 2021. Net interest income for the period ending March 31, 2022 was benefited by approximately $286,000 in nonrecurring income from prepayment penalties, compared to $430,000 recorded in the same period in 2021.  The impact to interest income from the accretion of the loan marks on acquired loans was $222,000 and $173,000 for the three months ended March 31, 2022 and 2021, respectively. The remaining balance of accretable loan marks on acquired loans as of March 31, 2022 was $1,572,000.
    Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $1,939,000 in the first three months of 2022 to $6,021,000 compared to $4,082,000 for the same period in 2021.  The yield on average total investments (total securities and interest-earning deposits) decreased 5 basis points to 2.02% for the three month period ended March 31, 2022 compared to 2.07% for the same period in 2021. Average total securities and interest-earning deposits for the first three months of 2022 increased $411,248,000 or 48.01% to $1,267,880,000 compared to $856,632,000 for the same period in 2021.  Income from investments represents 34.22% of net interest income for the first three months of 2022 compared to 23.25% for the same period in 2021.
    In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At March 31, 2022, we held $697,117,000 or 60.01% of the total fair value of the investment portfolio in CMOs with an average yield of 1.82% as compared to $527,659,000 and $322,306,000 with average yields of 2.08% and 1.52% at December 31, 2021 and March 31, 2021, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs and MBS would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs and MBS would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
    The net-of-tax unrealized loss on the investment portfolio was $49,287,000 at March 31, 2022 and is reflected in the Company’s equity.  At March 31, 2022, the average life of the investment portfolio was 4.93 years and the fair value of the portfolio reflected a net pre-tax unrealized loss of $69,974,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the three months ended March 31, 2022 and 2021, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
    A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At March 31, 2022, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $119,000 or 9.77%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $(123,000) or (10.10)%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
    Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
    Total interest income on a non-tax equivalent basis for the three months ended March 31, 2022 increased $335,000 or 1.88% to $18,182,000 compared to $17,847,000 for the three months ended March 31, 2021.  The yield on interest earning assets decreased 53 basis points to 3.29% on a fully tax equivalent basis for the three months ended March 31, 2022 from 3.82% for the period ended March 31, 2021. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $2,285,160,000 for the three months ended March 31, 2022 compared to $1,933,772,000 for the three months ended March 31, 2021.  The $351,388,000 increase in average earning assets was attributed to the $411,248,000 increase in average investments, offset by a $59,860,000 or (5.56)% decrease in average loans.
    Interest expense on deposits for the three months ended March 31, 2022 and 2021 was $252,000 and $268,000, respectively. The average interest rate on interest bearing deposits decreased to 0.08% for the three months ended March 31, 2022 compared to 0.11% for the same period ended March 31, 2021.  Average interest-bearing deposits increased 23.76% or $232,076,000 to $1,208,838,000 for the three months ended March 31, 2022 compared to $976,762,000 for the same period ended March 31, 2021.
    Average other borrowed funds were $39,474,000 with an effective rate of 3.37% for the three months ended March 31, 2022 compared to $5,155,000 with an effective rate of 1.86% for the three months ended March 31, 2021.  Total interest expense on other borrowed funds was $333,000 for the three months ended March 31, 2022 and $24,000 for the three months ended March 31, 2021.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, advances on lines of credit, advances from the Federal Home Loan Bank (“FHLB”), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rates were 1.84% and 1.73% at March 31, 2022 and 2021, respectively. The subordinated debt, issued in 2021, initially bears a fixed interest rate of 3.125% per year until December 1, 2026 when the interest rate will reset to a floating rate. See the section on “Financial Condition” for more detail.
    The cost of interest-bearing liabilities increased 7 basis points to 0.19% for the three-month period ended March 31, 2022 compared to 0.12% for the same period in 2021. The cost of total deposits decreased to 0.05% compared to 0.06% for the three-month periods ended March 31, 2022 and 2021, respectively.  Average non-interest bearing demand deposits increased 11.35% to $940,963,000 in 2022 compared to $845,065,000 for 2021.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 43.77% in the three-month period ended March 31, 2022 compared to 46.39% for the same period in 2021.

Net Interest Income before Provision for Credit Losses

Net interest income before the reversal of provision for credit losses for the three months ended March 31, 2022 increased by $42,000 or 0.24% to $17,597,000 compared to $17,555,000 for the same period in 2021.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in average interest bearing liabilities. The impact to interest income from the accretion of the loan marks on acquired loans was $222,000 and $173,000 for the three months ended March 31, 2022 and 2021, respectively. In addition, net interest income before the provision for credit losses for the three months ended March 31, 2022 was benefited by approximately $286,000 in nonrecurring income from prepayment penalties, as compared to $430,000 in nonrecurring income for the three months ended March 31, 2021. Excluding these reversals and benefits, net interest income for the three months ended March 31, 2022 increased by $137,000 compared to the three months ended March 31, 2021. Average interest earning assets were $2,285,160,000 for the three months ended March 31, 2022 with a net interest margin (fully tax equivalent basis) of 3.19% compared to $1,933,772,000 with a net interest margin (fully tax equivalent basis) of 3.76% for the three months ended March 31, 2021.  The $351,388,000 increase in average earning assets was attributed to the $411,248,000 increase in average total investments, offset by the $59,860,000 or (5.56)% decrease in average loans.  For the three months ended March 31, 2022, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 5 basis points. The effective yield on loans decreased 33 basis points. Average interest bearing liabilities increased 27.13% to $1,248,312,000 for the three months ended March 31, 2022, compared to $981,917,000 for the same period in 2021.

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
    The allowance for credit losses is reviewed at least quarterly by the Board of Directors’ Audit/Compliance Committee and by the Board of Directors.  General reserves are allocated to loan portfolio categories using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each impaired credit for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Changes in the allowance for credit losses may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the allowance does not properly reflect the portfolio’s probable loss exposure. Management believes that all adjustments, if any, to the allowance for credit losses are supported by the timely and consistent application of methodologies and processes resulting in detailed documentation of the allowance calculation and other portfolio trending analysis.

    The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	March 31, 2022	December 31, 2021
Commercial:
Commercial and industrial	$1,797	$1,691
Agricultural production	196	320
Total commercial	1,993	2,011
Real estate:
Owner occupied	1,303	1,355
Real estate construction and other land loans	1,081	812
Commercial real estate	3,893	3,805
Agricultural real estate	693	697
Other real estate	78	72
Total real estate	7,048	6,741
Consumer:
Equity loans and lines of credit	228	256
Consumer and installment	297	312
Total consumer	525	568
Unallocated reserves	298	280
Total allowance for credit losses	$9,864	$9,600

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
     During the three months ended March 31, 2022, the Company recorded no reversal of provision for credit losses, compared to a $1,800,000 reversal of provision during the three months ended March 31, 2021. The reversal of provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the three months ended March 31, 2022, the Company adjusted the economic risk and interest rate factors to incorporate the potential and realized implications from rising interest rates, input price increases and supply chain backlogs.
    The Company had net recoveries totaling $264,000 for the three months ended March 31, 2022, and $941,000 for the same period in 2021.
    Nonperforming loans, consisting entirely of nonaccrual loans, were $292,000 and $946,000 at March 31, 2022 and December 31, 2021, respectively, and $3,783,000 at March 31, 2021.  Nonperforming loans as a percentage of total loans were 0.03% at March 31, 2022 compared to 0.09% at December 31, 2021 and 0.35% at March 31, 2021.  The Company had no other real estate owned (OREO) at March 31, 2022 or December 31, 2021. The Company held no repossessed assets at March 31, 2022 or December 31, 2021.
    The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.10)% for the three months ended March 31, 2022, and (0.35)% for the same period in 2021.
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
    We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2022, there were $10.7 million in classified loans of which $2.5 million related to commercial and industrial loans, $2.1 million to agricultural production, $3.6 million to owner occupied real estate, and $2.5 million in commercial real estate. This compares to $8.5 in classified loans of which $2.6 million related to commercial and industrial loans, $2.4 million to agricultural production, $3.6 million to owner occupied real estate as of December 31, 2021.
    As of March 31, 2022, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $17,597,000 for the three months period ended March 31, 2022 and $19,355,000 for the same period in 2021.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,834,000 for the three months ended March 31, 2022 compared to $1,999,000 for the same period in 2021.  The $165,000 or 8.25% decrease in non-interest income during the three months ended March 31, 2022 was primarily driven by a a decrease in loan placement fees of $358,000 and a decrease of $276,000 in other income, offset by an increase of $206,000 in net realized gains on sales and calls of investment securities, an increase in service charge income of $107,000, an increase of $72,000 in interchange fees, an increase of $69,000 in appreciation in cash surrender value of bank-owned life insurance, and an increase in FHLB dividends of $15,000.
    During the three months ended March 31, 2022, we realized a net gain on sales and calls of investment securities of $206,000 compared to a no net gains for the same period in 2021.  The net gains realized on sales and calls of investment securities in 2022 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio.
    Customer service charges increased $107,000 or 24.77% to $539,000 for the first three months of 2022 compared to $432,000 for the same period in 2021. Interchange fees increased $72,000 to $442,000 the first three months of 2022 compared to $370,000 for the same period in 2021. Loan placement fees decreased $358,000 or 54.49% to $299,000 for the first three months of 2022 compared to $657,000 for the same period in 2021. Other income decreased $276,000 the first three months of 2022 compared to the same period in 2021.
    The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $5,595,000 in FHLB stock.  We received dividends totaling $85,000 in the three months ended March 31, 2022, compared to $70,000 for the same period in 2021.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $57,000 or 0.50% to $11,445,000 for the three months ended March 31, 2022, compared to $11,388,000 for the three months ended March 31, 2021.  The net increase for the first three months of 2022 was primarily the result of increases in information technology of $199,000, regulatory assessments of $61,000, occupancy and equipment expenses of $49,000, professional services of $18,000, advertising of $11,000, donations of $6,000, general insurance of $3,000, salaries and employee benefits of $6,000, directors’ expenses of $4,000, amortization of software of $3,000, partially offset by decreases in internet banking of $103,000, data processing expenses of $76,000, personnel of $70,000, ATM/Debit card expenses of $30,000, operating losses of $17,000, stationary and supplies of $16,000, armored courier of $13,000, and postage of $5,000.
    The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 57.66% for the three months ended

March 31, 2022 compared to 56.34% for the three months ended March 31, 2021. The modest deterioration in the efficiency ratio was due to the decrease in non-interest income outpacing the increase in non-interest expense.
    Salaries and employee benefits increased $6,000 or 0.09% to $6,944,000 for the first three months of 2022 compared to $6,938,000 for the three months ended March 31, 2021.  Full time equivalent employees were 244 for the three months ended March 31, 2022, compared to 269 for the three months ended March 31, 2021.
    Occupancy and equipment expense increased $49,000 or 4.40% to $1,162,000 for the three months ended March 31, 2022 compared to $1,113,000 for the three months ended March 31, 2021. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at March 31, 2022 and at March 31, 2021.
    Data processing expense decreased to $541,000 for the three months ended March 31, 2022 compared to $617,000 for the same period in 2021. Regulatory assessments increased to $222,000 for the three months ended March 31, 2022 compared to $161,000 for the same period in 2021.  The assessment base for calculating regulatory assessments is average assets less average tangible equity.
    Professional services increased by $18,000 in the first three months of 2022 compared to the same period in 2021.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Three Months Ended March 31,
	2022		2021
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$34	0.01%	$50	0.01%
Amortization of software	19	—%	16	—%
Postage	50	0.01%	55	0.01%
Risk management expense	30	—%	27	0.01%
Shareholder services	22	—%	22	—%
Personnel other	103	0.02%	173	0.03%
Armored courier fees	56	0.01%	69	0.01%
Telephone	71	0.01%	50	0.01%
Alarm	42	0.01%	32	0.01%
Donations	64	0.01%	58	0.01%
Education/training	64	0.01%	31	0.01%
Loan related expenses	71	0.01%	65	0.01%
General insurance	49	0.01%	46	0.01%
Travel and mileage expense	24	—%	7	—%
Operating losses	(5)	—%	12	—%
Other	209	0.03%	238	0.05%
Total other non-interest expense	$903	0.15%	$951	0.18%

Provision for Income Taxes

Our effective income tax rate was 23.79% for the three months ended March 31, 2022 compared to 24.95% for the three months ended March 31, 2021. The Company reported an income tax provision of $1,900,000 for the three months ended March 31, 2022, compared to $2,487,000 for the three months ended March 31, 2021.  The effective tax rate was affected by the increase in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2022 and December 31, 2021, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

March 31, 2022 compared to December 31, 2021

Total assets were $2,423,030,000 as of March 31, 2022, compared to $2,450,139,000 at December 31, 2021, a decrease of 1.11% or $27,109,000.  Total gross loans were $1,012,042,000 at March 31, 2022, compared to $1,039,111,000 at December 31, 2021, a decrease of $27,069,000 or 2.61%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 2.02% or $25,278,000 to $1,225,401,000 at March 31, 2022 compared to $1,250,679,000 at December 31, 2021.  Total deposits increased 1.86% or $39,563,000 to $2,162,360,000 at March 31, 2022, compared to $2,122,797,000 at December 31, 2021.  Shareholders’ equity decreased $56,185,000 or 22.67% to $191,660,000 at March 31, 2022, compared to $247,845,000 at December 31, 2021. The decrease in shareholders’ equity was driven by the decrease in unrealized gains on available-for-sale (AFS) securities, and share repurchases, offset by the retention of earnings, net of dividends paid. Accrued interest payable and other liabilities was $29,520,000 at March 31, 2022, compared to $40,043,000 at December 31, 2021, a decrease of $10,523,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2022, investment securities with a fair value of $223,954,000, or 19.28% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
    The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2022 was 46.80% compared to 48.95% at December 31, 2021.  The loan-to-deposit ratio of our peers was 71.00% at December 31, 2021.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 2.02% or $25,278,000 to $1,225,401,000 at March 31, 2022, from $1,250,679,000 at December 31, 2021.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $69,974,000 at March 31, 2022, compared to a net unrealized gain of $10,835,000 at December 31, 2021.
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
    Management evaluated all available-for-sale investment securities with an unrealized loss at March 31, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at

March 31, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
     For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  There were no OTTI losses recorded during the three months ended March 31, 2021.
At March 31, 2022, the Company held one U.S. Treasury securities which was in a loss position for less than 12 months.
    At March 31, 2022, the Company held one U.S. Government agency security which was in a loss position for less than 12 months.
    At March 31, 2022, the Company held 114 obligations of states and political subdivision securities of which 83 were in a loss position for less than 12 months and four have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
    At March 31, 2022, the Company held 108 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 33 were in a loss position for less than 12 months and ten have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
    At March 31, 2022, the Company had a total of 100 Private Label Mortgage and Asset Backed Securities (PLMABS).  73 of the PLMABS securities were in a loss position for less than 12 months and 13 have been in loss for more than 12 months at March 31, 2022. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At March 31, 2022, the Company held 13 corporate debt securities of which 11 were in a loss position for less than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2022.
    See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $27,069,000 or 2.61% to $1,012,042,000 as of March 31, 2022, compared to $1,039,111,000 as of December 31, 2021.

    The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2022	% of Total Loans	December 31, 2021	% of Total Loans
Commercial:
Commercial and industrial	$116,927	11.6%	$136,847	13.2%
Agricultural production	32,045	3.2%	40,860	3.9%
Total commercial	148,972	14.8%	177,707	17.1%
Real estate:
Owner occupied	204,272	20.2%	212,234	20.4%
Real estate construction and other land loans	73,358	7.2%	61,586	5.9%
Commercial real estate	375,017	37.2%	369,529	35.6%
Agricultural real estate	94,462	9.3%	98,481	9.5%
Other real estate	25,351	2.5%	26,084	2.5%
Total real estate	772,460	76.4%	767,914	73.9%
Consumer:
Equity loans and lines of credit	54,706	5.4%	55,620	5.4%
Consumer and installment	34,825	3.4%	36,999	3.6%
Total consumer	89,531	8.8%	92,619	9.0%
Net deferred origination fees	1,079		871
Total gross loans	1,012,042	100.0%	1,039,111	100.0%
Allowance for credit losses	(9,864)		(9,600)
Total loans	$1,002,178		$1,029,511

    As of March 31, 2022, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.6% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.4% of total loans at December 31, 2021.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
    At March 31, 2022, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $85,346,000, of which $2,006,000 were commercial loans, $77,280,000 were real estate loans, and $6,060,000 were consumer loans. At December 31, 2021, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $93,201,000, of which $2,111,000 were commercial loans, $83,128,000 were real estate loans, and $7,962,000 were consumer loans.
    We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan decrease was the forgiveness of PPP loans. As of March 31, 2022, gross loans included $3,554,000 in PPP loans which are fully guaranteed by the SBA as compared to $18,553,000.00 at December 31, 2021 .
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

    At March 31, 2022, total nonperforming assets totaled $292,000, or 0.01% of total assets, compared to $946,000, or 0.04% of total assets at December 31, 2021.  Total nonperforming assets at March 31, 2022, included nonaccrual loans totaling $292,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2021 consisted of $946,000 in nonaccrual loans, no OREO, and no other repossessed assets. At March 31, 2022 and December 31, 2021, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans.
    A summary of nonperforming loans at March 31, 2022 and December 31, 2021 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at March 31, 2022 or at December 31, 2021.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans:
Commercial and industrial	$292	$312
Agricultural production	—	634
Total nonaccrual	292	946
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$292	$946
Ratio of nonperforming loans to total loans	0.03%	0.09%
Ratio of allowance for credit losses to nonperforming loans	3,378.1%	1,014.8%
Loans considered to be impaired	$3,759	$8,586
Related allowance for credit losses on impaired loans	$583	$649

    We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of March 31, 2022 and December 31, 2021, we had impaired loans totaling $3,759,000 and $8,586,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record a charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral, unless there is an extenuating circumstance that may positively affect the amount collected. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The following table provides a reconciliation of the change in nonaccrual loans for the first three months of 2022.

(In thousands)	Balance, December 31, 2021	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, March 31, 2022
Nonaccrual loans:
Commercial and industrial	$312	$—	$(20)	$—	$—	$—	$292
Agricultural land and industrial	634	—	(303)	—	(331)	—	—
Total nonaccrual	$946	$—	$(323)	$—	$(331)	$—	$292

    OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at March 31, 2022 or December 31, 2021. The Company held no repossessed assets at March 31, 2022 or December 31, 2021.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 53 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 53 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
    The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021	2021
Balance, beginning of period	$9,600	$12,915	$12,915
(Reversal of) provision for credit losses	—	(4,300)	(1,800)
Losses charged to allowance	(101)	(267)	(57)
Recoveries	365	1,252	998
Balance, end of period	$9,864	$9,600	$12,056
Allowance for credit losses to total loans at end of period	0.97%	0.92%	1.11%

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
    As of March 31, 2022, the balance in the allowance for credit losses (ALLL) was $9,864,000 compared to $9,600,000 as of December 31, 2021.  The increase is attributed to the net recoveries during the three months ended March 31, 2022.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $346,752,000 as of March 31, 2022, compared to $326,108,000 as of December 31, 2021.  At March 31, 2022 and December 31, 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
    As of March 31, 2022, the ALLL was 0.97% of total gross loans compared to 0.92% as of December 31, 2021.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $85,346,000 at March 31, 2022 and $93,201,000 at December 31, 2021. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 1.06% and 1.01% at March 31, 2022 and December 31, 2021, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 1.01% and 0.98%, respectively. As of March 31, 2022, gross loans included $3,554,000 related to PPP loans which are fully guaranteed by the SBA as compared to $18,553,000.00 at December 31, 2021. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 1.07% and 1.04% as of March 31, 2022 and December 31, 2021, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at March 31, 2022. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans.
    The Company’s loan portfolio balances for the three months ended March 31, 2022 decreased.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of March 31, 2022. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
    The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2022		December 31, 2021		March 31, 2021
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$3,624	0.36%	$8,450	0.81%	$10,015	0.92%
Past due loans	17	—%	80	0.01%	—	—%
Nonaccrual loans	292	0.03%	946	0.09%	3,783	0.35%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at March 31, 2022, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.

Management performed an annual impairment test in the third quarter of 2021 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.
Goodwill is assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during the first three months of 2022. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
    The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at March 31, 2022 was $382,000, net of $2,862,000 in accumulated amortization expense.  The carrying value at December 31, 2021 was $522,000, net of $3,230,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first three months of 2022.  Amortization expense recognized was $140,000 and $174,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.
    The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next two years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2022	$314
2023	68
$382
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
    Total deposits increased $39,563,000 or 1.86% to $2,162,360,000 as of March 31, 2022, compared to $2,122,797,000 as of December 31, 2021.  Interest-bearing deposits increased $77,080,000 or 6.65% to $1,236,293,000 as of March 31, 2022, compared to $1,159,213,000 as of December 31, 2021.  Non-interest bearing deposits decreased $37,517,000 or 3.89% to $926,067,000 as of March 31, 2022, compared to $963,584,000 as of December 31, 2021.  Average non-interest bearing deposits to average total deposits was 43.77% for the three months ended March 31, 2022 compared to 46.39% for the same period in 2021. The Company’s deposit balances for the three months ended March 31, 2022 increased through organic growth and PPP loan proceeds retained in customer deposit accounts.
    The composition of the deposits and average interest rates paid at March 31, 2022 and December 31, 2021 is summarized in the table below.

(Dollars in thousands)	March 31, 2022	% of Total Deposits	Average Effective Rate	December 31, 2021	% of Total Deposits	Average Effective Rate
NOW accounts	$382,907	17.7%	0.03%	$360,462	17.0%	0.05%
MMA accounts	558,308	25.8%	0.14%	511,448	24.1%	0.15%
Time deposits	84,702	3.9%	0.16%	90,030	4.2%	0.21%
Savings deposits	210,376	9.8%	0.01%	197,273	9.3%	0.01%
Total interest-bearing	1,236,293	57.2%	0.08%	1,159,213	54.6%	0.10%
Non-interest bearing	926,067	42.8%		963,584	45.4%
Total deposits	$2,162,360	100.0%		$2,122,797	100.0%
Other Borrowings

As of March 31, 2022 and December 31, 2021, the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $191,660,000 at March 31, 2022, compared to $247,845,000 at December 31, 2021.  The decrease from December 31, 2021 in shareholders’ equity is the result of an increase in retained earnings from net income of $6,086,000, the exercise of stock options of $132,000, stock issued under the employee stock purchase plan of $57,000, the effect of share-based compensation expense of $97,000, and stock awarded to employees of $273,000, offset by a decrease in accumulated other comprehensive income (AOCI) of $56,919,000, common stock cash dividends of $1,425,000, and stock repurchases of $4,486,000.
    On November 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $15 million worth of the Company’s outstanding common stock, or approximately 702,576 shares. During the year ended December 31, 2021, the Company repurchased and retired 76,613 shares at an approximate average cost of $21.10 per share. During the three months ended March 31, 2022, the Company repurchased and retired 195,873 shares at an average cost of $22.87 or $4,486,000.
    During the first three months of 2022, the Company declared and paid $1,425,000 in cash dividends ($0.12 per common share) to holders of common stock. The Company declared and paid a total of $5,757,000 in cash dividends ($0.47 per common share) to holders of common stock during the year ended December 31, 2021.
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
    The following table presents the Company’s regulatory capital ratios as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)
March 31, 2022	Amount	Ratio
Tier 1 Leverage Ratio	$189,878	7.87%
Common Equity Tier 1 Ratio (CET 1)	$184,878	12.06%
Tier 1 Risk-Based Capital Ratio	$189,878	12.38%
Total Risk-Based Capital Ratio	$234,192	15.27%

December 31, 2021
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%

The following table presents the Bank’s regulatory capital ratios as of March 31, 2022 and December 31, 2021.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$205,924	8.54%	$96,504	4.00%	$120,630	5.00%
Common Equity Tier 1 Ratio (CET 1)	$205,924	13.43%	$68,989	7.00%	$99,651	6.50%
Tier 1 Risk-Based Capital Ratio	$205,924	13.43%	$91,985	8.50%	$122,647	8.00%
Total Risk-Based Capital Ratio	$215,903	14.08%	$122,647	10.50%	$153,309	10.00%

December 31, 2021
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%	$117,695	5.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	7.00%	$95,846	6.50%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	8.50%	$117,964	8.00%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	10.50%	$147,455	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2022, the rate was 1.84%.
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
    Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2022, the Company had unpledged securities totaling $944,873,000 available as a secondary source of liquidity and total cash and cash equivalents of $88,837,000.  Cash and cash equivalents at March 31, 2022 decreased 45.65% compared to $163,467,000 at December 31, 2021.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
    As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2022, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $284,114,000 in unused FHLB secured advances and a $8,845,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2022, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
    The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2022 and December 31, 2021:

Credit Lines (In thousands)	March 31, 2022	December 31, 2021
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$284,114	$277,130
Balance outstanding	$—	$—
Collateral pledged	$493,606	$481,437
Fair value of collateral	$446,941	$435,089
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$8,845	$9,961
Balance outstanding	$—	$—
Collateral pledged	$9,464	$10,361
Fair value of collateral	$9,073	$10,241

    The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by California statutes and the regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
    There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, we refer to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2021 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the three months ended March 31, 2022 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2022 - 01/31/2022	20,417	$22.01	20,417	$12,931,000
02/1/2022 - 02/28/2022	90,661	$22.96	90,661	$10,847,000
03/1/2022 - 03/31/2022	84,795	$22.98	84,795	$8,895,000
Total	195,873	$22.87	195,873
(1) The Company approved a stock repurchase program effective November 17, 2021 with the intent to purchase $15,000,000 of the Company’s outstanding common stock, or approximately 702,576 shares. During the three months ended March 31, 2022, the Company repurchased and retired 195,873 shares under the November 17, 2021 approved stock repurchase program at an approximate cost of $22.87 per share.
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

Central Valley Community Bancorp

Date: May 4, 2022	/s/ James J. Kim
James J.Kim
President and Chief Executive Officer

Date: May 4, 2022	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer