Form 10-Q
period 2022-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2022-08-04
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of August 2, 2022 there were 11,719,246 shares of the registrant’s common stock outstanding.

2

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2022 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2022	December 31, 2021

ASSETS
Cash and due from banks	$26,579	$29,412
Interest-earning deposits in other banks	654	134,055
Total cash and cash equivalents	27,233	163,467
Available-for-sale investment securities	710,481	1,109,208
Held-to-maturity investment securities	305,902	—
Equity securities	6,832	7,416
Loans, less allowance for credit losses of $9,873 at June 30, 2022 and $9,600 at December 31, 2021	1,126,091	1,029,511
Bank premises and equipment, net	8,060	8,380
Bank-owned life insurance	40,040	39,553
Federal Home Loan Bank stock	6,169	5,595
Goodwill	53,777	53,777
Core deposit intangibles	242	522
Accrued interest receivable and other assets	68,765	32,710
Total assets	$2,353,592	$2,450,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$931,157	$963,584
Interest bearing	1,174,840	1,159,213
Total deposits	2,105,997	2,122,797

Short-term borrowings	9,324	—
Subordinated debentures	39,526	39,454
Accrued interest payable and other liabilities	28,492	40,043
Total liabilities	2,183,339	2,202,294
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,717,146 at June 30, 2022 and 11,916,651 at December 31, 2021	60,975	66,820
Retained earnings	183,197	173,393
Accumulated other comprehensive (loss) income, net of tax	(73,919)	7,632
Total shareholders’ equity	170,253	247,845
Total liabilities and shareholders’ equity	$2,353,592	$2,450,139

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$12,883	$13,556	$25,044	$27,321
Interest on deposits in other banks	52	29	109	61
Interest and dividends on investment securities:
Taxable	5,651	3,361	10,175	6,094
Exempt from Federal income taxes	1,879	1,409	3,319	2,726
Total interest income	20,465	18,355	38,647	36,202
INTEREST EXPENSE:
Interest on deposits	231	252	483	520
Interest on subordinated debentures and borrowings	424	22	757	46
Total interest expense	655	274	1,240	566
Net interest income before provision for credit losses	19,810	18,081	37,407	35,636
(REVERSAL OF) PROVISION FOR CREDIT LOSSES	—	(1,500)	—	(3,300)
Net interest income after provision for credit losses	19,810	19,581	37,407	38,936
NON-INTEREST INCOME:
Service charges	544	467	1,083	899
Appreciation in cash surrender value of bank-owned life insurance	245	176	487	349
Interchange fees	478	471	920	841
Net realized losses on sales and calls of investment securities	(969)	(79)	(763)	(79)
Federal Home Loan Bank dividends	82	83	167	153
Loan placement fees	268	510	567	1,167
Other income	122	449	143	746
Total non-interest income	770	2,077	2,604	4,076
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,057	6,979	14,001	13,917
Occupancy and equipment	1,344	1,201	2,506	2,314
Professional services	464	475	838	831
Data processing	548	625	1,089	1,242
Regulatory assessments	194	172	416	333
ATM/Debit card expenses	217	191	412	416
Information technology	828	611	1,586	1,170
Directors’ expenses	48	113	93	154
Advertising	138	128	278	257
Internet banking expense	48	84	69	208
Amortization of core deposit intangibles	140	173	280	347
Other	1,057	878	1,960	1,829
Total non-interest expenses	12,083	11,630	23,528	23,018
Income before provision for income taxes	8,497	10,028	16,483	19,994
Provision for income taxes	1,955	2,465	3,855	4,952
Net income	$6,542	$7,563	$12,628	$15,042
Earnings per common share:
Basic earnings per share	$0.56	$0.61	$1.08	$1.20
Weighted average common shares used in basic computation	11,665,074	12,498,809	11,746,795	12,497,217
Diluted earnings per share	$0.56	$0.60	$1.07	$1.20
Weighted average common shares used in diluted computation	11,685,850	12,548,044	11,778,127	12,548,101
Cash dividend per common share	$0.12	$0.12	$0.24	$0.23

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$6,542	$7,563	$12,628	15,042
Other Comprehensive (Loss) Income:
Unrealized losses on securities:
Unrealized holding (losses) gains arising during the period	(36,332)	10,729	(116,931)	(2,892)
Reclassification of net losses included in net income	969	79	763	79
Amortization of net unrealized losses transferred	394	—	394	—
Other comprehensive (loss) income, before tax	(34,969)	10,808	(115,774)	(2,813)
Tax effect	10,337	(3,196)	34,223	831
Total other comprehensive (loss) income	(24,632)	7,612	(81,551)	(1,982)
Comprehensive (loss) income	$(18,090)	$15,175	$(68,923)	$13,060

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2021	12,524,609	$79,732	$156,851	$5,262	$241,845
Net income	—	—	7,563	—	7,563
Other comprehensive income	—	—	—	7,612	7,612
Restricted stock granted net of forfeitures	20,967	—	—	—	—
Stock issued under employee stock purchase plan	3,292	54	—	—	54
Stock-based compensation expense	—	109	—	—	109
Cash dividend	—	—	(1,504)	—	(1,504)
Stock options exercised	19,900	212	—	—	212
Repurchase and retirement of common stock	(239,679)	(4,842)	—	—	(4,842)
Balance, June 30, 2021	12,329,089	$75,265	$162,910	$12,874	$251,049

Balance, March 31, 2022	11,752,623	$62,893	$178,054	$(49,287)	$191,660
Net income	—	—	6,542	—	6,542
Other comprehensive loss	—	—	—	(24,632)	(24,632)
Restricted stock granted net of forfeitures	37,781	—	—	—	—
Stock issued under employee stock purchase plan	3,550	54	—	—	54
Stock awarded to employees	300	6	—	—	6
Stock-based compensation expense	—	84	—	—	84
Cash dividend	—	—	(1,399)	—	(1,399)
Stock options exercised	27,780	266	—	—	266
Repurchase and retirement of common stock	(104,888)	(2,328)	—	—	(2,328)
Balance, June 30, 2022	11,717,146	$60,975	$183,197	$(73,919)	$170,253

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	245,021
Net income	—	—	15,042	—	15,042
Other comprehensive loss	—	—	—	(1,982)	(1,982)
Stock issued under employee stock purchase plan	7,671	110	—	—	110
Stock awarded to employees	10,529	158	—	—	158
Restricted stock granted net of forfeitures	20,720	—	—	—	—
Stock-based compensation expense	—	210	—	—	210
Cash dividend	—	—	(2,881)	—	(2,881)
Repurchase and retirement of common stock	(239,679)	(4,842)	—	—	(4,842)
Stock options exercised	20,000	213	—	—	213
Balance, June 30, 2021	12,329,089	$75,265	$162,910	$12,874	$251,049

Balance, January 1, 2022	11,916,651	$66,820	$173,393	$7,632	$247,845
Net income	—	—	12,628	—	12,628
Other comprehensive loss	—	—	—	(81,551)	(81,551)
Restricted stock granted net of forfeitures	42,399	—	—	—	—
Stock issued under employee stock purchase plan	6,556	110	—	—	110
Stock awarded to employees	13,446	279	—	—	279
Stock-based compensation expense	—	181	—	—	181
Cash dividend	—	—	(2,824)	—	(2,824)
Stock options exercised	38,855	399	—	—	399
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Balance, June 30, 2022	11,717,146	$60,975	$183,197	$(73,919)	$170,253

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,628	$15,042
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	405	1,222
Depreciation	403	467
Accretion	(770)	(693)
Amortization	4,915	3,578
Stock-based compensation	181	210
(Reversal of) provision for credit losses	—	(3,300)
Net realized losses on sales and calls of available-for-sale investment securities	763	79
Net gain on disposal of premises and equipment	—	(8)
Net change in equity securities	584	112
Increase in bank-owned life insurance, net of expenses	(487)	(349)
Net increase in accrued interest receivable and other assets	(1,263)	(3,767)
Net (decrease) increase in accrued interest payable and other liabilities	(11,271)	14,199
(Provision) benefit for deferred income taxes	(564)	983
Net cash provided by operating activities	5,524	27,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(301,699)	(271,930)
Proceeds from sales or calls of available-for-sale investment securities	235,370	590
Proceeds from maturity and principal repayments of available-for-sale investment securities	37,974	23,660
Proceeds from maturity and principal repayments of held-to-maturity investment securities	845	—
Net (increase) decrease in loans	(96,985)	32,004
Purchases of premises and equipment	(84)	(704)
Purchases of bank-owned life insurance	—	(10,000)
FHLB stock purchased	(574)	—
Proceeds from sale of premises and equipment	—	9
Net cash used in investing activities	(125,153)	(226,371)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(14,300)	256,426
Net decrease in time deposits	(2,500)	(42)
Proceeds from short-term borrowings from Federal Home Loan Bank	1,158,602	—
Repayments of short-term borrowings to Federal Home Loan Bank	(1,149,278)	—
Purchase and retirement of common stock	(6,814)	(4,842)
Proceeds from stock issued under employee stock purchase plan	110	110
Proceeds from exercise of stock options	399	213
Cash dividend payments on common stock	(2,824)	(2,881)
Net cash (used in) provided by financing activities	(16,605)	248,984
(Decrease) increase in cash and cash equivalents	(136,234)	50,388
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,467	70,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$27,233	$120,666

	For the Six Months Ended June 30,
(In thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,159	$576
Income taxes	$4,914	$6,105
Operating cash flows from operating leases	$1,108	$1,124
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$331,230	$—
Transfer of unrealized loss on securities from available-for-sale to held-to-maturity	$(25,328)	$—
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2021 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2022, and the results of its operations and its cash flows for the six month interim periods ended June 30, 2022 and 2021 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

    The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we have begun to evaluate potential CECL modeling alternatives. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during the third quarter of 2022 due to the fact the

Company elected to delay implementation of the CECL process as allowed by FASB. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

    FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to June 30, 2022 through December 31, 2022 will not have a material impact on the consolidated financial statements.

FASB Accounting Standards Update (ASU) 2022-02 - Financial Instruments-Credit Losses (Subtopic 326). Troubled Debt Restructurings and Vintage Disclosures, was issued March 2022. The amendments in this update eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The guidance is effective for the Corporation upon the adoption of ASU 2016-13, January 1, 2023. The Company is currently assessing the impact of ASU 2022-02 on its disclosures and control structure; however, the Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

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
    The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2022
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$26,579	$26,579	$—	$—	$26,579
Interest-earning deposits in other banks	654	654	—	—	654
Available-for-sale debt securities	710,481	—	710,481	—	710,481
Held-to-maturity investment securities	305,902	—	284,262	—	284,262
Equity securities	6,832	6,832	—	—	6,832
Loans, net	1,126,091	—	—	1,098,903	1,098,903
Federal Home Loan Bank stock	6,169	N/A	N/A	N/A	N/A
Accrued interest receivable	9,078	9	5,799	3,270	9,078
Financial liabilities:
Deposits	2,105,997	1,735,881	86,465	—	1,822,346
Subordinated debentures	39,526	—	—	35,638	35,638
Accrued interest payable	149	—	34	115	149

	December 31, 2021
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,412	$29,412	$—	$—	$29,412
Interest-earning deposits in other banks	134,055	134,055	—	—	134,055
Available-for-sale debt securities	1,109,208	—	1,109,208	—	1,109,208
Equity securities	7,416	7,416	—	—	7,416
Loans, net	1,029,511	—	—	1,015,052	1,015,052
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,395	7	6,076	3,312	9,395
Financial liabilities:
Deposits	2,122,797	2,010,407	89,923	—	2,100,330
Subordinated debentures	39,454	—	—	39,463	39,463
Accrued interest payable	202	—	30	172	202

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2022 and December 31, 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
June 30, 2022	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,931	$—	$8,931	$—
U.S. Government agencies	333	—	333	—
Obligations of states and political subdivisions	193,429	—	193,429	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	122,452	—	122,452	—
Private label mortgage and asset backed securities	385,336	—	385,336	—
Equity securities	6,832	6,832	—	—
Total assets measured at fair value on a recurring basis	$717,313	$6,832	$710,481	$—

	Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,925	$—	$9,925	$—
U.S. Government agencies	379	—	379	—
Obligations of states and political subdivisions	526,467	—	526,467	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,439	—	214,439	—
Private label mortgage and asset backed securities	313,220	—	313,220	—
Corporate debt securities	44,778	—	44,778	—
Equity securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$1,116,624	$7,416	$1,109,208	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the periods ended June 30, 2022 and December 31, 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the periods ended June 30, 2022 and December 31, 2021. Also there were no liabilities measured at fair value on a recurring basis at June 30, 2022 or December 31, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at June 30, 2022 and December 31, 2021. As of June 30, 2022, there were no impaired loans measured for impairment using the fair value. Those measured at December 31, 2021 were (in thousands):

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate-construction and other land loans	262	—	—	262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not necessarily a market rate. There were no changes in valuation techniques used during the six months ended June 30, 2022 or the year ended December 31, 2021.
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
    There were no charge-offs related to loans carried at fair value during the six months ended June 30, 2022 and 2021. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended June 30, 2022 and 2021 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2022 or December 31, 2021.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of June 30, 2022, $185,061,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $(80,011,000) at June 30, 2022 compared to an unrealized gain of $10,835,000 at December 31, 2021.

     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	June 30, 2022
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,989	$—	$(1,058)	$8,931
U.S. Government agencies	352	—	(19)	333
Obligations of states and political subdivisions	220,750	39	(27,360)	193,429
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	128,996	19	(6,563)	122,452
Private label mortgage and asset backed securities	430,405	168	(45,237)	385,336
Total available-for-sale	$790,492	$226	$(80,237)	$710,481

	June 30, 2022
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$191,951	$26	$(16,663)	$175,314
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,269	—	(752)	9,517
Private label mortgage and asset backed securities	57,750	—	(3,319)	54,431
Corporate debt securities	45,932	1	(933)	45,000
Total held-to-maturity	$305,902	$27	$(21,667)	$284,262

	December 31, 2021
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,988	$—	$(63)	$9,925
U.S. Government agencies	373	6	—	379
Obligations of states and political subdivisions	512,952	16,703	(3,188)	526,467
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	2,245	(1,277)	214,439
Private label mortgage and asset backed securities	317,089	824	(4,693)	313,220
Corporate debt securities	44,500	595	(317)	44,778
Total available-for-sale	$1,098,373	$20,373	$(9,538)	$1,109,208
    Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended June 30, 2022 and 2021 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2022	2021	2022	2021
Proceeds from sales or calls	$102,379	$590	$235,370	$590
Gross realized gains from sales or calls	1,216	—	5,123	—
Gross realized losses from sales or calls	(2,185)	(79)	(5,886)	(79)

During the second quarter of 2022, the Company re-designated certain securities previously classified as available-for-sale to the held-to-maturity classification. The securities re-designated consisted of obligations of states and political subdivision securities, U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities, and corporate debt securities with a total carrying value of $306.7 million at April 1, 2022. At the time of re-designation the securities included $25.3 million of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
As market interest rates or risks associated with an available-for-sale security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
    The provision for income taxes includes a $226,000 and $23,000 income tax benefit from unrealized net losses on securities realized through security sales for the six months ended June 30, 2022 and 2021.
    Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$8,931	$(1,058)	$—	$—	$8,931	$(1,058)
U.S. Government agencies	332	(19)	—	—	332	$(19)
Obligations of states and political subdivisions	184,660	(25,843)	8,450	(1,517)	193,110	(27,360)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	112,337	(5,818)	9,302	(745)	121,639	(6,563)
Private label mortgage and asset backed securities	326,168	(41,336)	54,095	(3,901)	380,263	(45,237)
Total available-for-sale	$632,428	$(74,074)	$71,847	$(6,163)	$704,275	$(80,237)

	June 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$146,938	$(14,670)	$25,849	$(1,993)	$172,787	$(16,663)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	9,518	(752)	—	—	9,518	(752)
Private label mortgage and asset backed securities	45,280	(3,069)	9,167	(250)	54,447	(3,319)
Corporate debt securities	39,357	(806)	2,756	(127)	42,113	(933)
Total held-to-maturity	$241,093	$(19,297)	$37,772	$(2,370)	$278,865	$(21,667)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. treasury securities	$9,925	$(63)	$—	$—	$9,925	$(63)
Obligations of states and political subdivisions	143,336	(2,896)	6,336	(292)	149,672	(3,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	91,385	(905)	40,365	(372)	131,750	(1,277)
Private label mortgage and asset backed securities	230,987	(3,661)	28,908	(1,032)	259,895	(4,693)
Corporate debt securities	21,183	(317)	—	—	21,183	(317)
Total available-for-sale	$496,816	$(7,842)	$75,609	$(1,696)	$572,425	$(9,538)
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
     As of June 30, 2022, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at June 30, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  There were no OTTI losses recorded during the six months ended June 30, 2022.

U.S. Treasury Securities

At June 30, 2022, the Company held one U.S. Treasury security which was in a loss position for less than 12 months.

U.S. Government Agencies

    At June 30, 2022, the Company held one U.S. Government agency security which was in a loss position for less than 12 months.

Obligations of States and Political Subdivisions

    At June 30, 2022, the Company held 98 obligations of states and political subdivision securities of which 86 were in a loss position for less than 12 months and ten have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

    At June 30, 2022, the Company held 88 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 41 were in a loss position for less than 12 months and four have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

Private Label Mortgage and Asset Backed Securities

    At June 30, 2022, the Company had a total of 96 Private Label Mortgage and Asset Backed Securities (PLMABS). 80 of the PLMABS securities were in a loss position for less than 12 months and 11 have been in loss for more than 12 months at June 30, 2022. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

    At June 30, 2022, the Company held 13 corporate debt securities of which 11 were in a loss position for less than 12 months and one has been in a loss position for more than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.

    The amortized cost and estimated fair value of available-for-sale investment securities at June 30, 2022 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2022
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	—	—
After five years through ten years	43,688	38,328
After ten years	187,051	164,032
	230,739	202,360
Investment securities not due at a single maturity date:
U.S. Government agencies	352	333
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	128,996	122,452
Private label mortgage and asset backed securities	430,405	385,336
Total available-for-sale	$790,492	$710,481

	June 30, 2022
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	—	—
After five years through ten years	42,868	40,540
After ten years	149,083	134,774
	191,951	175,314
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,269	9,517
Private label mortgage and asset backed securities	57,750	54,431
Corporate debt securities	45,932	45,000
Total held-to-maturity	$305,902	$284,262

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	June 30, 2022	% of Total Loans	December 31, 2021	% of Total Loans
Commercial:
Commercial and industrial	$115,037	10.1%	$136,847	13.2%
Agricultural production	41,039	3.6%	40,860	3.9%
Total commercial	156,076	13.7%	177,707	17.1%
Real estate:
Owner occupied	199,116	17.5%	212,234	20.4%
Real estate construction and other land loans	83,561	7.4%	61,586	5.9%
Commercial real estate	409,496	36.1%	369,529	35.6%
Agricultural real estate	105,330	9.3%	98,481	9.5%
Other real estate	89,484	7.9%	26,084	2.5%
Total real estate	886,987	78.2%	767,914	73.9%
Consumer:
Equity loans and lines of credit	56,759	5.0%	55,620	5.4%
Consumer and installment	34,866	3.1%	36,999	3.6%
Total consumer	91,625	8.1%	92,619	9.0%
Net deferred origination fees	1,276		871
Total gross loans	1,135,964	100.0%	1,039,111	100.0%
Allowance for credit losses	(9,873)		(9,600)
Total loans	$1,126,091		$1,029,511

    At June 30, 2022 and December 31, 2021, loans originated under Small Business Administration (SBA) programs totaling $21,074,000 and $23,024,000, respectively, were included in the real estate and commercial categories, of which, $16,153,000 or 77% and $17,720,000 or 77%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At June 30, 2022, 7 PPP loans totaling $1,137,000 were outstanding and included in the commercial and industrial line item above. At December 31, 2021, 70 PPP loans totaling $18,553,000 were outstanding and included in the commercial and industrial line item above.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 54 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

    The following table shows the summary of activities for the Allowance as of and for the three months ended June 30, 2022 and 2021 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 01, 2022	$1,993	$7,048	$525	$298	$9,864
(Reversal) provision charged to operations	(30)	(54)	245	(161)	—
Charge-offs	—	—	(16)	—	(16)
Recoveries	10	—	15	—	25
Ending balance, June 30, 2022	$1,973	$6,994	$769	$137	$9,873

Allowance for credit losses:
Beginning balance, April 1, 2021	$2,483	$8,352	$888	$333	$12,056
Reversal charged to operations	(307)	(1,302)	91	18	(1,500)
Charge-offs	—	—	(171)	—	(171)
Recoveries	34	—	20	—	54
Ending balance, June 30, 2021	$2,210	$7,050	$828	$351	$10,439
The following table shows the summary of activities for the Allowance as of and for the six months ended June 30, 2022 and 2021 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	$568	$280	$9,600
Reversal charged to operations	(387)	253	277	(143)	—
Losses charged to allowance	(17)	—	(100)	—	(117)
Recoveries	366	—	24	—	390
Ending balance, June 30, 2022	$1,973	$6,994	$769	$137	$9,873

Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Provision (reversal) charged to operations	(439)	(2,443)	(138)	(280)	(3,300)
Losses charged to allowance	(31)	—	(197)	—	(228)
Recoveries	661	319	72	—	1,052
Ending balance, June 30, 2021	$2,210	$7,050	$828	$351	$10,439

    The following is a summary of the Allowance by impairment methodology and portfolio segment as of June 30, 2022 and December 31, 2021 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, June 30, 2022	$1,973	$6,994	$769	$137	$9,873
Ending balance: individually evaluated for impairment	$533	$7	$—	$—	$540
Ending balance: collectively evaluated for impairment	$1,440	$6,987	$769	$137	$9,333

Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600
Ending balance: individually evaluated for impairment	$607	$38	$4	$—	$649
Ending balance: collectively evaluated for impairment	$1,404	$6,703	$564	$280	$8,951

The following table shows the ending balances of loans as of June 30, 2022 and December 31, 2021 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, June 30, 2022	$156,076	$886,987	$91,625	$1,134,688
Ending balance: individually evaluated for impairment	$2,261	$152	$1,034	$3,447
Ending balance: collectively evaluated for impairment	$153,815	$886,835	$90,591	$1,131,241

Loans:
Ending balance, December 31, 2021	$177,707	$767,914	$92,619	$1,038,240
Ending balance: individually evaluated for impairment	$7,086	$450	$1,050	$8,586
Ending balance: collectively evaluated for impairment	$170,621	$767,464	$91,569	$1,029,654

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at June 30, 2022 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$108,609	$3,930	$2,498	$—	$115,037
Agricultural production	35,986	2,875	2,178	—	41,039
Real Estate:
Owner occupied	192,260	3,314	3,542	—	199,116
Real estate construction and other land loans	71,997	11,564	—	—	83,561
Commercial real estate	404,162	2,878	2,456	—	409,496
Agricultural real estate	95,395	9,935	—	—	105,330
Other real estate	89,484	—	—	—	89,484
Consumer:
Equity loans and lines of credit	56,713	—	46	—	56,759
Consumer and installment	34,817	13	36	—	34,866
Total	$1,089,423	$34,509	$10,756	$—	$1,134,688
    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2021 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$125,537	$8,724	$2,586	$—	$136,847
Agricultural production	37,179	1,325	2,356	—	40,860
Real Estate:
Owner occupied	205,092	3,582	3,560	—	212,234
Real estate construction and other land loans	54,066	7,520	—	—	61,586
Commercial real estate	351,395	18,134	—	—	369,529
Agricultural real estate	96,949	1,532	—	—	98,481
Other real estate	26,084	—	—	—	26,084
Consumer:
Equity loans and lines of credit	55,611	9	—	—	55,620
Consumer and installment	36,942	19	38	—	36,999
Total	$988,855	$40,845	$8,540	$—	$1,038,240

The following table shows an aging analysis of the loan portfolio by class and the time past due at June 30, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$115,037	$115,037	$—	$271
Agricultural production	—	—	—	—	41,039	41,039	—	—
Real estate:	—				—
Owner occupied	—	—	—	—	199,116	199,116	—	—
Real estate construction and other land loans	—	—	—	—	83,561	83,561	—	—
Commercial real estate	—	—	—	—	409,496	409,496	—	—
Agricultural real estate	—	—	—	—	105,330	105,330	—	—
Other real estate	—	—	—	—	89,484	89,484	—	—
Consumer:					—
Equity loans and lines of credit	145	—	—	145	56,614	56,759	—	—
Consumer and installment	62	—	—	62	34,804	34,866	—	—
Total	$207	$—	$—	$207	$1,134,481	$1,134,688	$—	$271
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$1	$—	$—	$1	$136,846	$136,847	$—	$312
Agricultural production	—	—	—	—	40,860	40,860	—	634
Real estate:	—
Owner occupied	—	—	—	—	212,234	212,234	—	—
Real estate construction and other land loans	—	—	—	—	61,586	61,586	—	—
Commercial real estate	—	—	—	—	369,529	369,529	—	—
Agricultural real estate	—	—	—	—	98,481	98,481	—	—
Other real estate	—	—	—	—	26,084	26,084	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	55,620	55,620	—	—
Consumer and installment	79	—	—	79	36,920	36,999	—	—
Total	$80	$—	$—	$80	$1,038,160	$1,038,240	$—	$946

The following table shows information related to impaired loans by class at June 30, 2022 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$1,034	$1,069	$—
Total with no related allowance recorded	1,034	1,069	—

With an allowance recorded:
Commercial:
Commercial and industrial	2,261	2,310	533
Real estate:
Commercial real estate	131	132	2
Agricultural real estate	21	21	5
Total real estate	152	153	7
Total with an allowance recorded	2,413	2,463	540
Total	$3,447	$3,532	$540
    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$136	$172	$—
Total with no related allowance recorded	136	172	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,452	6,491	544
Agricultural production	634	714	63
Total commercial	7,086	7,205	607
Real estate:
Real estate construction and other land loans	292	292	30
Commercial real estate	137	138	3
Agricultural real estate	21	21	5
Total real estate	450	451	38
Consumer:
Equity loans and lines of credit	914	914	4
Total consumer	914	914	4
Total with an allowance recorded	8,450	8,570	649
Total	$8,586	$8,742	$649

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Real estate construction and other land loans	$—	$—	$333	$5
Commercial real estate	—	—	490	—
Total real estate	—	—	823	5
Consumer:
Equity loans and lines of credit	1,036	16	142	3

Total with no related allowance recorded	1,036	16	965	8

With an allowance recorded:
Commercial:
Commercial and industrial	2,270	28	5,831	67
Agricultural production	—	—	1,328	—
Total commercial	2,270	28	7,159	67
Real estate:
Real estate construction and other land loans	—	—	746	—
Commercial real estate	132	2	144	2
Agricultural real estate	21	—	30	1
Total real estate	153	2	920	3
Consumer:
Equity loans and lines of credit	—	—	928	14
Total consumer	—	—	928	14
Total with an allowance recorded	2,423	30	9,007	84
Total	$3,459	$46	$9,972	$92

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$82	$—	$9	$—
Agricultural land and production	47	—	—	—
Total commercial	129	—	9	—
Real estate:
Owner occupied	—	—	103	—
Real estate construction and other land loans	—	—	201	11
Commercial real estate	—	—	498	—
Total real estate	—	—	802	11
Consumer:
Equity loans and lines of credit	522	32	142	6
Total with no related allowance recorded	651	32	953	17

With an allowance recorded:
Commercial:
Commercial and industrial	2,875	55	6,475	153
Agricultural land and production	91	—	969	—
Total commercial	2,966	55	7,444	153
Real estate:
Real estate construction and other land loans	163	—	1,077	—
Commercial real estate	134	4	145	5
Agricultural real estate	21	1	30	1
Total real estate	318	5	1,252	6
Consumer:
Equity loans and lines of credit	520	—	931	27
Consumer and installment	—	—	25	—
Total consumer	520	—	956	27
Total with an allowance recorded	3,804	60	9,652	186
Total	$4,455	$92	$10,605	$203

Foregone interest on nonaccrual loans totaled $57,000 and $72,000 for the six month period ended June 30, 2022 and 2021, respectively. Foregone interest on nonaccrual loans totaled 53,000 and 34,000 for the three month period ended June 30, 2022 and 2021, respectively.

Troubled Debt Restructurings:
    As of June 30, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $3,447,000 and $7,640,000, respectively. The Company has allocated $540,000 and $538,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2022 and December 31, 2021, respectively.
    For the six months ended June 30, 2022 and 2021, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. In accordance with such guidance, during 2020 and throughout 2021 the Company offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. As of June 30, 2022, there were no such loans remaining on deferral.

During the six months ended June 30, 2022, no loans were modified as troubled debt restructuring.

Troubled Debt Restructurings:
    The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2021 (in thousands):

Troubled Debt Restructurings:	Number of Loans	Pre-Modification Outstanding Recorded Investment (1)	Principal Modification (2)	Post Modification Outstanding Recorded Investment (3)	Outstanding Recorded Investment
Commercial:
Commercial and Industrial	1	$333	$—	$333	$317
(1)Amounts represent the recorded investment in loans before recognizing effects of the TDR, if any.
(2)Balance outstanding after principal modification, if any borrower reduction to recorded investment.

Troubled Debt Restructurings:

Consumer:
A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the six months ended June 30, 2022 or June 30, 2021.

Note 5. Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2022, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the first six months of 2022.

Note 6. Borrowing Arrangements

As of June 30, 2022 and , the Company had $9,324,000 Federal Home Loan Bank (“FHLB”) of San Francisco advances as compared to none at December 31, 2021.
    Approximately $490,366,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $260,052,000 as of June 30, 2022. FHLB advances are also secured by investment securities with amortized costs totaling $95,000 and $112,000 and market values totaling $101,000 and $117,000 at June 30, 2022 and December 31, 2021, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of June 30, 2022, and December 31, 2021 the Company had no Federal funds purchased.

Note 7. Subordinated Debentures

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(629)	(701)
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$39,526	$39,454

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of June 30, 2022, the rate was 2.64%.  Interest expense recognized by the Company for the six months ended June 30, 2022 and 2021 was $47,000 and $46,000, respectively.

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
    Commitments to extend credit amounting to $325,400,000 and $326,108,000 were outstanding at June 30, 2022 and December 31, 2021, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $324,490,000 and $325,674,000 at June 30, 2022 and December 31, 2021, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $75,027,000 and $93,263,000 as of June 30, 2022 and December 31, 2021, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $910,000 and $434,000 were outstanding at June 30, 2022 and December 31, 2021, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2022 or December 31, 2021.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
    The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2022 and December 31, 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
    In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which, as of June 30, 2022, was $2,294,500.
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

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$6,542	$7,563	$12,628	$15,042
Weighted average shares outstanding	11,665,074	12,498,809	11,746,795	12,497,217
Basic earnings per share	$0.56	$0.61	$1.08	$1.20

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$6,542	$7,563	$12,628	$15,042
Weighted average shares outstanding	11,665,074	12,498,809	11,746,795	12,497,217
Effect of diluted stock options and restricted stock	20,776	49,235	31,332	50,884
Weighted average shares of common stock and common stock equivalents	11,685,850	12,548,044	11,778,127	12,548,101
Diluted earnings per share	$0.56	$0.60	$1.07	$1.20

        No outstanding options awards were anti-dilutive for the six months ended June 30, 2022 and 2021.

Note 10.  Share-Based Compensation

The Company has three share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $181,000 and $210,000 for the six months ended June 30, 2022 and 2021, respectively. The recognized tax (benefit) expense for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $69,000 and $46,000, respectively, for the six months ended June 30, 2022 and 2021.
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
    Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 438,851 shares available for future purchase under the plan as of June 30, 2022.

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
     No options to purchase shares of the Company’s common stock were granted during the six months ended June 30, 2022 and 2021.
    A summary of the combined activity of the Company’s stock option compensation plans for the six months ended June 30, 2022 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2021	52,805	$9.81
Options exercised	(38,855)	$10.25
Options forfeited	(1,800)	$12.50
Options outstanding at June 30, 2022	12,150	$8.02	0.22	$79
Options vested or expected to vest at June 30, 2022	12,150	$8.02	0.22	$79
Options exercisable at June 30, 2022	12,150	$8.02	0.22	$79

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Intrinsic value of options exercised	$185	$204	$388	$206
Cash received from options exercised	$167	$212	$399	$213
Excess tax benefit realized for option exercises	$48	$46	$69	$46
    As of June 30, 2022, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
    The following table summarizes restricted stock and performance award activity for the six months ended June 30, 2022 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2021	24,177	$20.50
Granted	56,089	$17.75
Vested	(30,554)	$20.70
Forfeited	(244)	$20.50
Nonvested outstanding shares at June 30, 2022	49,468	$17.26

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
        As of June 30, 2022, there were 49,468 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2022, there was $813,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.18 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $3,517,000 at June 30, 2022.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) a decline in economic conditions in the Central Valley and the Greater Sacramento Region, including the impact of inflation; (4) the Company’s ability to continue its internal growth at historical rates; (5) the Company’s ability to maintain its net interest margin; (6) the decline in quality of the Company’s earning assets; (7) a decline in credit quality; (8) changes in the regulatory environment; (9) fluctuations in the real estate market; (10) changes in business conditions and inflation; (11) changes in securities markets (12) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses; (13) political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business; (14) the other risks set forth in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2021.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.
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
    There have been no material changes to the Company’s critical accounting policies during the six months ended June 30, 2022.  Please refer to the Company’s 2021 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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

Dividend Declared

On July 20, 2022, the Board of Directors declared a $0.12 per share cash dividend payable on August 20, 2022 to shareholders of record as of August 5, 2022.

Economic Conditions

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

As a whole the loan portfolio may be subject to the impact of changes in interest rates, a decline in economic conditions in the Central Valley and the Greater Sacramento Region, and inflation.

Second Quarter of 2022

For the second quarter of 2022, our consolidated net income was $6,542,000 compared to $7,563,000 for the same period in 2021. Diluted EPS was $0.56 for the quarter ended June 30, 2022 compared to $0.60 for the same period in 2021. The decrease in net income during the second quarter of 2022 compared to the same period in 2021 is primarily driven by no provision for credit losses, an increase in net realized losses on sales and calls of investment securities of $890,000, a decrease in loan placement fees of $242,000, a decrease in non-interest income of $1,307,000, and an increase in total non-interest expenses of $453,000, partially offset by an increase in net interest income of $1,729,000. During the quarter ended June 30, 2022, the Company recorded no provision for credit losses, compared to a $1,500,000 reversal of provision during the quarter ended June 30, 2021. Throughout 2020, 2021 and the first six months of 2022, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic.
    Net interest margin (fully tax equivalent basis) decreased to 3.48% for the quarter ended June 30, 2022 compared to 3.60% for the same period in 2021. Net interest income, before provision for credit losses, increased $1,729,000, or 9.56%, to $19,810,000 for the second quarter of 2022, compared to $18,081,000 for the same period in 2021. The net interest margin period-to-period comparisons were impacted by the increase in the yield on the average investment securities, including interest-earning deposits in other banks and Federal funds sold, offset by the decrease in the yield on the loan portfolio. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, increased to 2.58% for the three months ended June 30, 2022, compared to 2.11% for the three months ended June 30, 2021. The effective yield on average loans decreased to 4.76% for the three months ended June 30, 2022, compared to 5.04% for the three months ended June 30, 2021. Total average PPP loans, which have an annual interest rate of 1.00%, were $2,358,000 and $158,490,000 for the three months ended June 30, 2022 and 2021, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the three months ended June 30, 2022 and 2021 was 4.78% and 4.86%, respectively. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.04% for the quarter ended June 30, 2022 compared to 0.05% for the same period in 2021.
    Non-interest income decreased $1,307,000 or 62.93% to $770,000 for the quarter ended June 30, 2022 compared to $2,077,000 for the same period in 2021, primarily driven by an increase of $890,000 in net realized losses on sales and calls of investment securities, a decrease in loan placement fees of $242,000, and a decrease of $327,000 in other income, offset by a an increase in service charge income of $77,000, an increase in interchange fees of $7,000, and an increase in appreciation in cash surrender value of bank owned life insurance of $69,000. Non-interest expense for the quarter ended June 30, 2022 increased $453,000 or 3.90% from the comparable period due to increases in salaries and employee benefits, occupancy and equipment, regulatory assessments, information technology expenses, risk management expenses, education and training, telephone expenses, mileage and travel, operating losses, loan related expenses, advertising, ATM/debit card expenses, postage, stationery and supplies, and check printing, partially offset by decreases in professional services, data processing, tax provision, personnel, internet banking expenses, appraisal fees, directors’ expenses, alarm monitoring, donations, amortization of core deposit intangibles, armored courier fees, and amortization of software.
    Annualized return on average equity (ROE) for the second quarter of 2022 increased to 14.73% compared to 12.25% for the same period in 2021. The increase in ROE reflects the decrease in average shareholders’ equity, notwithstanding the decrease in net income compared to the prior year. Annualized return on average assets (ROA) was 1.07% and 1.36% for the quarters ended June 30, 2022 and 2021, respectively. Total average equity decreased to $177,615,000 for the second quarter of 2022 compared to $246,959,000 for the second quarter of 2021. The Company declared and paid $0.12 per share in cash dividends to holders of common stock during the second quarters of 2022 and 2021. The change in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in accumulated other comprehensive income (AOCI), and share repurchases.

    The Company’s average total assets increased $214,249,000 or 9.62% to $2,441,881,000 during the second quarter of 2022 compared to the same period in 2021.  Total average interest-earning assets increased $280,278,000 or 13.62% in the second quarter of 2022 compared to the same period of 2021.  Total average loans, including nonaccrual loans, increased $5,742,000 or 0.53% in the second quarter of 2022 compared to the same period in 2021. Average total investments and interest-earning deposits in other banks increased $272,165,000 or 27.76% in the quarter ended June 30, 2022 compared to the same period in 2021.  Average interest-bearing liabilities increased $228,729,000 or 21.58% in the quarter ended June 30, 2022 compared to the same period in 2021. Average non-interest bearing demand deposits increased 6.08% to $947,724,000 in the second quarter of 2022 compared to $893,441,000 during the same period in 2021.  The ratio of average non-interest bearing demand deposits to average total deposits was 43.92% in the second quarter of 2022 compared to 45.86% in 2021.

First Six Months of 2022

For the six months ended June 30, 2022, our consolidated net income was $12,628,000 compared to $15,042,000 for the same period in 2021.  Diluted EPS was $1.07 for the first six months of 2022 compared to $1.20 for the first six months of 2021.  Net income for the six-month period ended June 30, 2022 decreased 16.05%, compared to the six-month period ended June 30, 2021, primarily driven by an increase in net realized losses on sales and calls of investment securities, a decrease in loan placement fees, and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in service charge income, and a decrease in provision for income taxes. Net interest income before the provision for credit losses increased $1,771,000 or 4.97%.  The impact to interest income from the accretion of the loan marks on acquired loans was $324,000 and $349,000 for the six months ended June 30, 2022 and 2021, respectively. Net interest income during the first six months of 2022 and 2021 benefited by approximately $440,000 and $434,000, respectively, in nonrecurring income from loan prepayment penalties. Excluding the loan mark accretion and prepayment penalties, net interest income for the six months ended June 30, 2022, increased by $1,790,000 compared to the six-month period ended June 30, 2021. Non-interest income decreased $1,472,000 or 36.11%, and non-interest expense increased $510,000 or 2.22% in the first six months of 2022 compared to the first six months of 2021. During the six months ended June 30, 2022, the Company recorded no provision for credit losses of compared to a $3,300,000 reversal of provision during same period in 2021. Net recoveries of previously charged-off loans totaling $273,000 and $824,000 were recorded during the six months ended June 30, 2022 and 2021, respectively.
Annualized return on average equity for the six months ended June 30, 2022 increased to 12.35% compared to 12.21% for the same period in 2021.  The increase in ROE reflects the decrease in average shareholders’ equity, notwithstanding the decrease in net income compared to the prior year. Annualized return on average assets was 1.03% and 1.39% for the six months ended June 30, 2022 and 2021, respectively.  Total average equity decreased to $204,511,000 for the six months ended June 30, 2022 compared to $246,439,000 for the same period in 2021.  The change in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in accumulated other comprehensive income (AOCI), and share repurchases.
Our average total assets increased $284,707,000 or 13.14% in the first six months of 2022 compared to the same period in 2021.  Total average interest-earning assets increased $315,638,000 or 15.81% comparing the first six months of 2022 to the same period in 2021.  Average total loans, including nonaccrual loans, decreased $28,520,000 or 2.64% comparing the first six months of 2022 to the same period in 2021. The effective yield on average loans decreased to 4.80% for the six months June 30, 2022, compared to 5.11% for the six months June 30, 2021. Total average PPP loans were $6,820,000 and $169,553,000 for the six months ended June 30, 2022 and 2021, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the six months ended June 30, 2022 and 2021 was 4.78% and 5.34%, respectively. Average total investments (securities and interest-earning deposits) increased $341,321,000, or 37.15% in the six-month period ended June 30, 2022 compared to the same period in 2021. Average interest-bearing liabilities increased $247,458,000 or 24.24% on a period-to-period comparison.
Our net interest margin (fully tax equivalent basis) for the first six months ended June 30, 2022 decreased to 3.34% compared to 3.67% for the same period in 2021. The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the yield on the loan portfolio, a decrease in the effective yield on interest-earning deposits in other banks and Federal funds sold, and an increase in the cost of total interest-bearing liabilities, partially offset by an increase in the effective yield on the Company’s average investment securities.  The effective yield on interest-earning assets decreased 28 basis points to 3.45% for the six-month period ended June 30, 2022 compared to 3.73% for the same period in 2021. For the six-month period ended June 30, 2022, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, increased 21 basis points, compared to the same period in the prior year, and the effective yield on loans decreased thirty-one basis points. The cost of total interest-bearing liabilities increased 9 basis points to 0.20% compared to 0.11% for the same period in 2021.  The cost of total deposits, including noninterest bearing accounts decreased to 0.05% compared to 0.06% for the six months ended June 30, 2022 and 2021, respectively.
Net interest income before the reversal of provision for credit losses for the six months ended June 30, 2022 was $37,407,000 compared to $35,636,000 for the same period in 2021, an increase of $1,771,000 or 4.97%.  Net interest income increased as a result of yield changes, and asset mix changes, offset by an increase in average earning assets and an increase in interest-bearing liabilities. The Bank recovered $440,000 and $434,000, of foregone interest income and prepaid payment penalties in 2022 and 2021, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was $324,000 and $349,000 for the six months ended June 30, 2022 and 2021, respectively. The Bank had non-accrual loans totaling $271,000 at June 30, 2022, compared to $946,000 at December 31, 2021 and $2,035,000 at June 30, 2021.  The Company had no other real estate owned or repossessed assets at June 30, 2022, December 31, 2021, or June 30, 2021.
At June 30, 2022, we had total net loans of $1,126,091,000, total assets of $2,353,592,000, total deposits of $2,105,997,000, and shareholders’ equity of $170,253,000.
Non-interest income was $2,604,000 for the six months ended June 30, 2022 compared to $4,076,000 for the same period in 2021.  The $1,472,000 or 36.11% decrease in non-interest income during the six months ended June 30, 2022 was primarily driven by a decrease in loan placement fees of $600,000, a decrease of $603,000 in other income, and an increase of $684,000 in net realized losses on sales and calls of investment securities, offset by an increase in service charge income of $184,000, an increase of $79,000 in interchange fees, an increase of $138,000 in appreciation in cash surrender value of bank-owned life insurance, and an increase in FHLB dividends of $14,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE), which is net income divided by average shareholders’ equity. Our annualized ROE was 12.35% for the six months ended June 30, 2022 compared to 11.50% for the year ended December 31, 2021 and 12.21% for the six months ended June 30, 2021.  Our net income for the six months ended June 30, 2022 decreased $2,414,000 or 16.05% to $12,628,000 compared to $15,042,000 for the six months ended June 30, 2021, primarily driven by no reversal of provision for credit losses, an increase in net realized losses on sales and calls of investment securities, a decrease in loan placement fees, a decrease in non-interest income, and an increase in total non-interest expenses, partially offset by a decrease in the provision for income taxes, an increase in interchange fees, an increase in service charge income, and an increase in net interest income. Net interest margin (NIM) decreased 33 basis points for the six-month period ended June 30, 2022 compared to the six months ended June 30, 2021.  Diluted EPS was $1.07 for the six months ended June 30, 2022 and $1.20 for the same period in 2021.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the six months ended June 30, 2022 was 1.03% compared to 1.25% for the year ended December 31, 2021 and 1.39% for the six months ended June 30, 2021.  The decrease in ROA for the six months ended June 30, 2022 compared to June 30, 2021 was due to the decrease in net income.  Average assets for the six months ended June 30, 2022 was $2,450,903,000 compared to $2,267,615,000 for the year ended December 31, 2021.  Median ROA for our peer group was 0.93% for the year ended December 31, 2021.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 3.34% for the six months ended June 30, 2022, compared to 3.67% for the same period in 2021.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the increase in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold), the decrease in the yield on the Company’s loan portfolio, and the increase on the cost of interest bearing liabilities. Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending June 30, 2022 and 2021, the effective yield on total earning assets decreased 28 basis points, while the cost of total interest-bearing liabilities increased 9 basis points and the cost of total deposits decreased to 0.05% compared to 0.06%.  Net interest income before the reversal of provision for credit losses for the six-month period ended June 30, 2022 was $37,407,000 compared to $35,636,000 for the same period in 2021.
    Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the six months ended June 30, 2022 decreased $1,472,000 or 36.11%, to $2,604,000 compared to $4,076,000 for the six months ended June 30, 2021.  The decrease resulted primarily from decreases in loan placement fees, other income, and in net realized losses on sales and calls of investment securities, offset by increases in service charge income, FHLB dividends; appreciation in cash surrender value of bank-owned life insurance, and interchange fees, compared to the comparable 2021 period. Further detail of non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $271,000 and $946,000 at June 30, 2022 and December 31, 2021, respectively.  Nonperforming assets totaled 0.02% of gross loans as of June 30, 2022 and 0.09% of gross loans as of December 31, 2021. The ratio of nonperforming assets to total assets was 0.01% as of June 30, 2022 and 0.04% as of December 31, 2021. The nonperforming assets at June 30, 2022 and December 31, 2021 consisted of nonaccrual loans of $271,000 and $946,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at June 30, 2022 or December 31, 2021. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The allowance for credit losses as a percentage of the outstanding loan balance was 0.87% as of June 30, 2022 and 0.92% as of December 31, 2021. The ratio of net charge-off (recovery) to average loans was (0.05)% for the six months ended June 30, 2022 and (0.09)% as of December 31, 2021.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $96,547,000 or 3.94% during the six months ended June 30, 2022 to $2,353,592,000 compared to $2,450,139,000 as of December 31, 2021.  Total gross loans increased by 9.32% or $96,853,000 to $1,135,964,000 as of June 30, 2022 compared to $1,039,111,000 as of December 31, 2021.  The gross loan increase consisted of a decrease of $17,416,000 in the PPP loans, and an increase of $114,269,000 in non-PPP loan growth. Total deposits decreased 0.79% to $2,105,997,000 as of June 30, 2022 compared to $2,122,797,000 as of December 31, 2021. The Company’s deposit balances for the six months ended June 30, 2022 increased through organic growth. Our loan-to-deposit ratio at June 30, 2022 was 53.94% compared to 48.95% at December 31, 2021.  The loan-to-deposit ratio of our peers was 71.00% at December 31, 2021.  Further discussion of loans and deposits is below.

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
    The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of June 30, 2022, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at June 30, 2022. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 55.82% for the six months ended June 30, 2022 compared to 55.96% for the six months ended June 30, 2021.  The deterioration in the efficiency ratio was due to the decrease in non-interest income outpacing the increase in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
    The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, increased 2.79% to $41,645,000 for the first six months of 2022 compared to $40,516,000 for the same period in 2021, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, increased 2.55% to $23,248,000 from $22,671,000 for the same period in 2021.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $260,052,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $744,546,000 or 31.63% of total assets at June 30, 2022 and $1,280,091,000 or 52.25% of total assets as of December 31, 2021.

RESULTS OF OPERATIONS

Net Income for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net income decreased to $12,628,000 for the six months ended June 30, 2022 compared to $15,042,000 for the six months ended June 30, 2021.  Basic and diluted earnings per share for June 30, 2022 were $1.08 and $1.07, respectively. Basic and diluted earnings per share for the same period in 2021 were $1.20 and $1.20, respectively. Annualized ROE was 12.35% for the six months ended June 30, 2022 compared to 12.21% for the six months ended June 30, 2021.  Annualized ROA for the six months ended June 30, 2022 and 2021 was 1.03% and 1.39%, respectively.
    The decrease in net income for the six months ended June 30, 2022 compared to the same period in 2021 was primarily driven by an increase in non-interest expense, no reversal of provision for credit losses, an increase in net realized losses on sales and calls of investment securities, and a decrease in loan placement fees, partially offset by an increase in net interest income, a decrease in provision for income taxes, and an increase in service charge income. During the six months ended June 30, 2022, the Company recorded no provision for credit losses, compared to a $3,300,000 reversal of provision during the six months ended June 30, 2021. The lack of provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the six months ended June 30, 2022, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic as well as the continuing labor shortage and ongoing supply chain disruptions.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended Junes 30, 2022			For the Six Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$81,204	$109	0.27%	$121,848	$61	0.10%
Securities:
Taxable securities	913,481	10,176	2.23%	570,132	6,094	2.14%
Non-taxable securities (1)	265,459	4,201	3.17%	226,843	3,450	3.04%
Total investment securities	1,178,940	14,377	2.44%	796,975	9,544	2.40%
Total securities and interest-earning deposits	1,260,144	14,486	2.30%	918,823	9,605	2.09%
Loans (2) (3)	1,051,772	25,044	4.80%	1,077,455	27,321	5.11%
Total interest-earning assets	2,311,916	$39,530	3.45%	1,996,278	$36,926	3.73%
Allowance for credit losses	(9,851)			(12,687)
Nonaccrual loans	345			3,182
Cash and due from banks	42,713			35,356
Bank premises and equipment	8,218			8,349
Other assets	97,562			135,718
Total average assets	$2,450,903			$2,166,196
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$589,785	$68	0.02%	$507,143	$93	0.04%
Money market accounts	531,383	347	0.13%	418,781	320	0.15%
Time certificates of deposit	88,262	68	0.16%	89,955	107	0.24%
Total interest-bearing deposits	1,209,430	483	0.08%	1,015,879	520	0.10%
Other borrowed funds	59,062	757	2.56%	5,155	46	1.78%
Total interest-bearing liabilities	1,268,492	$1,240	0.20%	1,021,034	$566	0.11%
Non-interest bearing demand deposits	944,362			869,386
Other liabilities	33,538			29,337
Shareholders’ equity	204,511			246,439
Total average liabilities and shareholders’ equity	$2,450,903			$2,166,196
Interest income and rate earned on average earning assets		$39,530	3.45%		$36,926	3.73%
Interest expense and interest cost related to average interest-bearing liabilities		1,240	0.20%		566	0.11%
Net interest income and net interest margin (4)		$38,290	3.34%		$36,360	3.67%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $383 and $724 in 2022 and 2021, respectively.
(2)Loan interest income includes loan fees of $264 in 2022 and $3,890 in 2021.
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

Changes in Volume/Rate	For the Six Months Ended June 30, 2022 and 2021
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(20)	$68	$48
Investment securities:
Taxable	3,669	413	4,082
Non-taxable (1)	587	164	751
Total investment securities	4,256	577	4,833
Loans	(651)	(1,626)	(2,277)
Total earning assets (1)	3,585	(981)	2,604
Interest expense:
Deposits:
Savings, NOW and MMA	101	(99)	2
Time certificate of deposits	(2)	(37)	(39)
Total interest-bearing deposits	99	(136)	(37)
Other borrowed funds	477	234	711
Total interest-bearing liabilities	576	98	674
Net interest income (1)	$3,009	$(1,079)	$1,930
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $2,277,000 or 8.33% for the six months ended June 30, 2022 compared to the same period in 2021. Net interest income during the first six months of 2022 was negatively impacted by a decrease in average total loans of $25,683,000 or (2.38)% to $1,051,772,000 compared to $1,077,455,000 for the same period in 2021. The yield on average loans, excluding nonaccrual loans, was 4.80% for the six months ended June 30, 2022 compared to 5.11% for the same period in 2021. Net interest income for the period ending June 30, 2022 was benefited by approximately $440,000 in nonrecurring income from prepayment penalties, compared to $434,000 recorded in the same period in 2021.  The impact to interest income from the accretion of the loan marks on acquired loans was $324,000 and $349,000 for the six months ended June 30, 2022 and 2021, respectively. The remaining balance of accretable loan marks on acquired loans as of June 30, 2022 was $1,470,000.
    Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $4,722,000 in the first six months of 2022 to $13,603,000 compared to $8,881,000 for the same period in 2021.  The yield on average total investments (total securities and interest-earning deposits) increased 21 basis points to 2.30% for the six month period ended June 30, 2022 compared to 2.09% for the same period in 2021. Average total securities and interest-earning deposits for the first six months of 2022 increased $341,321,000 or 37.15% to $1,260,144,000 compared to $918,823,000 for the same period in 2021.  Income from investments represents 36.36% of net interest income for the first six months of 2022 compared to 24.92% for the same period in 2021.
    In an effort to increase yields, without accepting unreasonable risk, a significant portion of the investment portfolio is in mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At June 30, 2022, we held $507,788,000 or 49.96% of the total fair value of the investment portfolio in CMOs with an average yield of 1.92% as compared to $527,659,000 and $322,306,000 with average yields of 2.08% and 1.52% at December 31, 2021 and June 30, 2021, respectively.  We invest in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature react to changes in interest rates.  In a normal declining rate environment, prepayments from CMOs and MBS would be expected to increase and the expected life of the investment would be expected to shorten.  Conversely, if interest rates increase, prepayments normally would be expected to decline and the average life of the CMOs and MBS would be expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment speed of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion represents management’s reasonable estimate of principal pay downs inherent in the total investment portfolio.
    The net-of-tax unrealized loss on the investment portfolio was $73,919,000 at June 30, 2022 and is reflected in the Company’s equity.  At June 30, 2022, the average life of the investment portfolio was 5.92 years and the fair value of the portfolio reflected a net pre-tax unrealized loss of $80,011,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the six months ended June 30, 2022 and 2021, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
    A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At June 30, 2022, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $110,000 or 11.06%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated decrease in the market value of the investment portfolio would be $114,000 or 11.46%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
    Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
    Total interest income on a non-tax equivalent basis for the six months ended June 30, 2022 increased $2,445,000 or 6.75% to $38,647,000 compared to $36,202,000 for the six months ended June 30, 2021.  The yield on interest earning assets decreased 28 basis points to 3.45% on a fully tax equivalent basis for the six months ended June 30, 2022 from 3.73% for the period ended June 30, 2021. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $2,311,916,000 for the six months ended June 30, 2022 compared to $1,996,278,000 for the six months ended June 30, 2021.  The $315,638,000 increase in average earning assets was attributed to the $341,321,000 increase in average investments, offset by a $25,683,000 or (2.38)% decrease in average loans.
    Interest expense on deposits for the six months ended June 30, 2022 and 2021 was $483,000 and $520,000, respectively. The average interest rate on interest bearing deposits decreased to 0.08% for the six months ended June 30, 2022 compared to 0.10% for the same period ended June 30, 2021.  Average interest-bearing deposits increased 19.05% or $193,551,000 to $1,209,430,000 for the six months ended June 30, 2022 compared to $1,015,879,000 for the same period ended June 30, 2021.
    Average other borrowed funds were $59,062,000 with an effective rate of 2.56% for the six months ended June 30, 2022 compared to $5,155,000 with an effective rate of 1.78% for the six months ended June 30, 2021.  Total interest expense on other borrowed funds was $757,000 for the six months ended June 30, 2022 and $46,000 for the six months ended June 30, 2021.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, advances on lines of credit, advances from the Federal Home Loan Bank (“FHLB”), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rates were 2.64% and 1.73% at June 30, 2022 and 2021, respectively. The subordinated debt, issued in 2021, initially bears a fixed interest rate of 3.125% per year until December 1, 2026 when the interest rate will reset to a floating rate. See the section on “Financial Condition” for more detail.
    The cost of interest-bearing liabilities increased 9 basis points to 0.20% for the six-month period ended June 30, 2022 compared to 0.11% for the same period in 2021. The cost of total deposits decreased to 0.05% compared to 0.06% for the six-month periods ended June 30, 2022 and 2021, respectively.  Average non-interest bearing demand deposits increased 8.62% to $944,362,000 in 2022 compared to $869,386,000 for 2021.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 43.85% in the six-month period ended June 30, 2022 compared to 46.11% for the same period in 2021.

Net Interest Income before Provision for Credit Losses

Net interest income before the reversal of provision for credit losses for the six months ended June 30, 2022 increased by $1,771,000 or 4.97% to $37,407,000 compared to $35,636,000 for the same period in 2021.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in average interest bearing liabilities. The impact to interest income from the accretion of the loan marks on acquired loans was $324,000 and $349,000 for the six months ended June 30, 2022 and 2021, respectively. In addition, net interest income before the provision for credit losses for the six months ended June 30, 2022 was benefited by approximately $440,000 in nonrecurring income from prepayment penalties, as compared to $434,000 in nonrecurring income for the six months ended June 30, 2021. Excluding these reversals and benefits, net interest income for the six months ended June 30, 2022 increased by $1,790,000 compared to the six months ended June 30, 2021. Average interest earning assets were $2,311,916,000 for the six months ended June 30,

2022 with a net interest margin (fully tax equivalent basis) of 3.34% compared to $1,996,278,000 with a net interest margin (fully tax equivalent basis) of 3.67% for the six months ended June 30, 2021.  The $315,638,000 increase in average earning assets was attributed to the $341,321,000 increase in average total investments, offset by the $25,683,000 or (2.38)% decrease in average loans.  For the six months ended June 30, 2022, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 21 basis points. The effective yield on loans decreased 31 basis points. Average interest bearing liabilities increased 24.24% to $1,268,492,000 for the six months ended June 30, 2022, compared to $1,021,034,000 for the same period in 2021.

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

    The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	June 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$1,754	$1,691
Agricultural production	219	320
Total commercial	1,973	2,011
Real estate:
Owner occupied	1,064	1,355
Real estate construction and other land loans	1,223	812
Commercial real estate	3,968	3,805
Agricultural real estate	683	697
Other real estate	56	72
Total real estate	6,994	6,741
Consumer:
Equity loans and lines of credit	524	256
Consumer and installment	245	312
Total consumer	769	568
Unallocated reserves	137	280
Total allowance for credit losses	$9,873	$9,600

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
     During the six months ended June 30, 2022, the Company recorded no provision for credit losses, compared to a $3,300,000 reversal of provision during the six months ended June 30, 2021. The lack of provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the six months ended June 30, 2022, the Company adjusted the economic risk and interest rate factors to incorporate the potential and realized implications from rising interest rates, input price increases and supply chain backlogs.
    The Company had net recoveries totaling $273,000 for the six months ended June 30, 2022, and $824,000 for the same period in 2021.
    Nonperforming loans, consisting entirely of nonaccrual loans, were $271,000 and $946,000 at June 30, 2022 and December 31, 2021, respectively, and $2,035,000 at June 30, 2021.  Nonperforming loans as a percentage of total loans were 0.02% at June 30, 2022 compared to 0.09% at December 31, 2021 and 0.19% at June 30, 2021.  The Company had no other real estate owned (OREO) at June 30, 2022 or December 31, 2021. The Company held no repossessed assets at June 30, 2022 or December 31, 2021.
    The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.05)% for the six months ended June 30, 2022, and (0.15)% for the same period in 2021.
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
    We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of June 30, 2022, there were $10.8 million in classified loans of which $2.5 million related to commercial and industrial loans, $2.2 million to agricultural production, $3.5 million to owner occupied real estate, and $2.5 million in commercial real estate. This compares to $8.5 in classified loans of which $2.6 million related to commercial and industrial loans, $2.4 million to agricultural production, $3.6 million to owner occupied real estate as of December 31, 2021.
    As of June 30, 2022, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $37,407,000 for the six months period ended June 30, 2022 and $38,936,000 for the same period in 2021.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $2,604,000 for the six months ended June 30, 2022 compared to $4,076,000 for the same period in 2021.  The $1,472,000 or 36.11% decrease in non-interest income during the six months ended June 30, 2022 was primarily driven by a decrease in loan placement fees of $600,000, a decrease of $603,000 in other income, and an increase of $684,000 in net realized losses on sales and calls of investment securities, offset by an increase in service charge income of $184,000, an increase of $79,000 in interchange fees, an increase of $138,000 in appreciation in cash surrender value of bank-owned life insurance, and an increase in FHLB dividends of $14,000.
    During the six months ended June 30, 2022, we realized a net loss on sales and calls of investment securities of $763,000 compared to a $79,000 net gain for the same period in 2021.  The net losses realized on sales and calls of investment securities in 2022 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio and provide needed liquidity for loan growth.
    Customer service charges increased $184,000 or 20.47% to $1,083,000 for the first six months of 2022 compared to $899,000 for the same period in 2021. Interchange fees increased $79,000 to $920,000 the first six months of 2022 compared to $841,000 for the same period in 2021. Loan placement fees decreased $600,000 or 51.41% to $567,000 for the first six months of 2022 compared to $1,167,000 for the same period in 2021. Other income decreased $603,000 the first six months of 2022 compared to the same period in 2021.
    The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,169,000 in FHLB stock.  We received dividends totaling $167,000 in the six months ended June 30, 2022, compared to $153,000 for the same period in 2021.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $510,000 or 2.22% to $23,528,000 for the six months ended June 30, 2022, compared to $23,018,000 for the six months ended June 30, 2021.  The net increase for the first six months of 2022 was primarily the result of increases in information technology of $416,000, regulatory assessments of $83,000, occupancy and equipment expenses of $192,000, professional services of $7,000, advertising of $21,000, general insurance of $15,000, salaries and employee benefits of $84,000, partially offset by decreases in internet banking of $139,000, data processing expenses of $153,000, personnel expenses of $45,000, donations of $9,000, ATM/Debit card expenses of $4,000, operating losses of $29,000, stationary and supplies expenses of $7,000, armored courier expenses of $20,000, directors’ expenses of $61,000, and amortization of software of $4,000.
    The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 55.82% for the six months ended

June 30, 2022 compared to 55.96% for the six months ended June 30, 2021. The modest improvement in the efficiency ratio was due to the increase in non-interest income outpacing the increase in non-interest expense.
    Salaries and employee benefits increased $84,000 or 0.60% to $14,001,000 for the first six months of 2022 compared to $13,917,000 for the six months ended June 30, 2021.  Full time equivalent employees were 244 for the six months ended June 30, 2022, compared to 261 for the six months ended June 30, 2021.
    Occupancy and equipment expense increased $192,000 or 8.30% to $2,506,000 for the six months ended June 30, 2022 compared to $2,314,000 for the six months ended June 30, 2021. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at June 30, 2022 and at June 30, 2021.
    Data processing expense decreased to $1,089,000 for the six months ended June 30, 2022 compared to $1,242,000 for the same period in 2021. Regulatory assessments increased to $416,000 for the six months ended June 30, 2022 compared to $333,000 for the same period in 2021.  The assessment base for calculating regulatory assessments is average assets less average tangible equity.
    Professional services increased by $7,000 in the first six months of 2022 compared to the same period in 2021.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Six Months Ended June 30,
	2022		2021
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$76	0.01%	$83	0.01%
Amortization of software	37	—%	41	—%
Postage	99	0.01%	98	0.01%
Risk management expense	57	—%	51	—%
Shareholder services	61	—%	61	0.01%
Personnel other	162	0.01%	207	0.02%
Armored courier fees	121	0.01%	141	0.01%
Telephone	141	0.01%	99	0.01%
Alarm	68	0.01%	73	0.01%
Donations	95	0.01%	104	0.01%
Education/training	119	0.01%	66	0.01%
Loan related expenses	139	0.01%	139	0.01%
General insurance	107	0.01%	92	0.01%
Travel and mileage expense	93	0.01%	25	—%
Operating losses	76	0.01%	47	—%
Appraisal Fees	28	—%	47	—%
Other	481	0.04%	455	0.04%
Total other non-interest expense	$1,960	0.16%	$1,829	0.17%

Provision for Income Taxes

Our effective income tax rate was 23.39% for the six months ended June 30, 2022 compared to 24.77% for the six months ended June 30, 2021. The Company reported an income tax provision of $3,855,000 for the six months ended June 30, 2022, compared to $4,952,000 for the six months ended June 30, 2021.  The effective tax rate was affected by the increase in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2022 and December 31, 2021, there was no reserve for uncertain tax positions.

Net Income for the Second Quarter of 2022 Compared to the Second Quarter of 2021

Net income decreased to $6,542,000 for the quarter ended June 30, 2022 compared to $7,563,000 for the quarter ended June 30, 2021.  Basic earnings per share was $0.56 for the quarter ended June 30, 2022 compared to $0.61 for the same period in 2021. Diluted earnings per share was $0.56 for the quarter ended June 30, 2022 compared to $0.60 for the same period in 2021.

Annualized ROE was 14.73% for the quarter ended June 30, 2022 compared to 12.25% for the quarter ended June 30, 2021.  Annualized ROA for the three months ended June 30, 2022 was 1.07% compared to 1.36% for the quarter ended June 30, 2021.

The decrease in net income during the second quarter of 2022 compared to the same period in 2021 is primarily due to a decrease in total non-interest income of $1,307,000, a lack of a reversal of provision for credit losses of $1,500,000, and an increase in non-interest expenses of $453,000, partially offset by an increase in net interest income before the provision for credit losses of $1,729,000, and a decrease in the provision for income taxes of $510,000. During the quarter ended June 30, 2022, the Company recorded no provision for credit losses, compared to a $1,500,000 reversal of provision during the quarter ended June 30, 2021. Non-interest income decreased $1,307,000 or 62.93% to $770,000 for the quarter ended June 30, 2022 compared to $2,077,000 in the same period in 2021, primarily due to an increase in net realized losses on sales and calls of investment securities of $890,000. In addition, during the second quarter 2022 there was an increase of $77,000 in service charge income , a decrease in other income of $327,000, and an increase of $7,000 in interchange fees, offset by a decrease in loan placement fees of $242,000, compared to the same period in 2021.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2022			For the Three Months Ended June 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$33,067	$53	0.64%	$114,590	$29	0.10%
Securities
Taxable securities	945,210	5,651	2.39%	629,284	3,361	2.14%
Non-taxable securities (1)	274,217	2,378	3.47%	236,455	1,784	3.02%
Total investment securities	1,219,427	8,029	2.63%	865,739	5,145	2.38%
Total securities and interest-earning deposits	1,252,494	8,082	2.58%	980,329	5,174	2.11%
Loans (2) (3)	1,085,887	12,883	4.76%	1,077,774	13,556	5.04%
Total interest-earning assets	2,338,381	$20,965	3.60%	2,058,103	$18,730	3.65%
Allowance for credit losses	(9,870)			(11,928)
Non-accrual loans	280			2,651
Cash and due from banks	33,050			35,997
Bank premises and equipment	8,132			8,416
Other assets	71,908			134,393
Total average assets	$2,441,881			$2,227,632
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$600,685	$34	0.02%	$522,209	$45	0.03%
Money market accounts	520,224	164	0.13%	441,623	160	0.15%
Time certificates of deposit	89,107	32	0.14%	90,735	47	0.21%
Total interest-bearing deposits	1,210,016	230	0.08%	1,054,567	252	0.10%
Other borrowed funds	78,435	424	2.16%	5,155	22	1.71%
Total interest-bearing liabilities	1,288,451	$654	0.20%	1,059,722	$274	0.10%
Non-interest bearing demand deposits	947,724			893,441
Other liabilities	28,091			27,510
Shareholders’ equity	177,615			246,959
Total average liabilities and shareholders’ equity	$2,441,881			$2,227,632
Interest income and rate earned on average earning assets		$20,965	3.60%		$18,730	3.65%
Interest expense and interest cost related to average interest-bearing liabilities		654	0.20%		274	0.10%
Net interest income and net interest margin (4)		$20,311	3.48%		$18,456	3.60%
(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $499 and $375 in 2022 and 2021, respectively.
(2)Loan interest income includes loan fees of $490 in 2022 and $1,821 in 2021.
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

Changes in Volume/Rate	For the Three Months Ended June 30, 2022 and 2021
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(20)	$44	$24
Investment securities:
Taxable	1,687	603	2,290
Non-taxable (1)	284	310	594
Total investment securities	1,971	913	2,884
Federal funds sold	—	—	—
Loans	101	(775)	(674)
Total earning assets (1)	2,052	182	2,234
Interest expense:
Deposits:
Savings, NOW and MMA	34	(42)	(8)
Time certificate of deposits	—	(15)	(15)
Total interest-bearing deposits	34	(57)	(23)
Other borrowed funds	326	75	401
Total interest-bearing liabilities	360	18	378
Net interest income (1)	$1,692	$164	$1,856
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $673,000 or 4.96% to $12,883,000 for the second quarter of 2022 compared to $13,556,000 for the same period in 2021.  Total average loans, including nonaccrual loans, for the second quarter of 2022 increased $5,742,000 or 0.53% to $1,086,167,000 compared to $1,080,425,000 for the same period in 2021.  Yield on the loan portfolio, excluding nonaccrual loans, was 4.76% and 5.04% for the second quarters ending June 30, 2022 and 2021, respectively.  Net interest income during the second quarters of 2022 and 2021 benefited by approximately $154,000 and $4,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $102,000 and $176,000 during the quarters ended June 30, 2022 and 2021, respectively.
Income from investments represents 38.27% of net interest income for the second quarter of 2022 compared to 26.54% for the same quarter in 2021. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $2,783,000 in the second quarter of 2022 to $7,582,000 compared to $4,799,000, for the same period in 2021.  The yield on average total investments increased 47 basis points to 2.58% on a fully tax equivalent basis for the second quarter of 2022 compared to 2.11% on a fully tax equivalent basis for the second quarter of 2021. Average total investments and interest bearing deposits in other banks for the second quarter of 2022 increased $272,165,000 or 27.76% to $1,252,494,000 compared to $980,329,000 for the second quarter of 2021.
Total interest income for the second quarter of 2022 increased $2,110,000 or 11.50% to $20,465,000 compared to $18,355,000 for the second quarter ended June 30, 2021.  The yield on interest earning assets decreased to 3.60% on a fully tax equivalent basis for the second quarter ended June 30, 2022 from 3.65% on a fully tax equivalent basis for the second quarter ended June 30, 2021.  Average interest earning assets increased to $2,338,381,000 for the second quarter ended June 30, 2022 compared to $2,058,103,000 for the second quarter ended June 30, 2021.  The $280,278,000 increase in average earning assets was attributed to the $8,113,000 increase in average loans, offset by the $272,165,000 increase in total investments.
Interest expense on deposits for the quarter ended June 30, 2022 decreased $21,000 or 8.33% to $231,000 compared to $252,000 for the quarter ended June 30, 2021.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.04% and 0.05% for the quarters ended June 30, 2022 and 2021, respectively.  Average interest bearing deposits increased 14.74% or $155,449,000 in the second quarter of 2022 compared to the same period in 2021.  Average interest-bearing deposits were $1,210,016,000 for the quarter ended June 30, 2022, with an effective rate paid of 0.08%, compared to $1,054,567,000 for the same period in 2021, with an effective rate paid of 0.10%.
Average other borrowed funds totaled $78,435,000 for the quarter ended June 30, 2022, with an effective rate of 2.16% for the quarter ended June 30, 2022 compared to $5,155,000 and 1.71% for the quarter ended June 30, 2021.  As a result, interest expense on borrowed funds increased $402,000 to $424,000 for the quarter ended June 30, 2022, from $22,000 for the quarter ended June 30, 2021.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures and advances on available unsecured lines of credit with correspondent banks.
The cost of our interest bearing liabilities was 0.20% and 0.10% for the quarters ended June 30, 2022 and 2021.  The cost of total deposits was 0.04% and 0.05% for the quarters ended June 30, 2022 and 2021.  Average non-interest bearing demand deposits increased 6.08% to $947,724,000 for the quarter ended June 30, 2022 compared to $893,441,000 for the quarter ended June 30, 2021.  The ratio of average non-interest bearing demand deposits to average total deposits was 43.92% in the second quarter of 2022 compared to 45.86% for the same period in 2021.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended June 30, 2022, increased $1,729,000 or 9.56% to $19,810,000 compared to $18,081,000 for the quarter ended June 30, 2021.  The increase was due to asset mix changes, and an increase in average interest-bearing liabilities, partially offset by the increase in average interest earning assets. Average interest earning assets were $2,338,381,000 for the quarter ended June 30, 2022, with a net interest margin (fully tax equivalent basis) of 3.48% compared to $2,058,103,000 with a net interest margin (fully tax equivalent basis) of 3.60% for the quarter ended June 30, 2021.  The $280,278,000 increase in average earning assets can be attributed to the $5,742,000 increase in loans, and the $272,165,000 increase in total investments.  Average interest bearing liabilities increased 21.58% to $1,288,451,000 for the quarter ended June 30, 2022 compared to $1,059,722,000 for the same period in 2021.

Provision for Credit Losses

During the quarter ended June 30, 2022, the Company recorded no provision for credit losses, compared to $1,500,000 reversal of provision during the quarter ended June 30, 2021.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was 0.00% for the quarter ended June 30, 2022 compared to 0.04% for the quarter ended June 30, 2021.  During the quarter ended June 30, 2022, the Company had net recoveries totaling $9,000 compared to net charge-offs of $117,000 for the same period in 2021. Gross recoveries of previously charged off loan balances during the quarters ended June 30, 2022 and 2021 were $25,000 and $54,000, respectively. Gross charge-offs during the quarters ended June 30, 2022 and 2021 were $16,000 and $171,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $770,000 for the quarter ended June 30, 2022 compared to $2,077,000 for the same period ended June 30, 2021.  The $1,307,000 or 62.93% decrease in non-interest income for the quarter ended June 30, 2022 was primarily due to recording a $890,000 increase in net realized losses on sales and calls of investment securities, a $327,000 decrease in other income, and a $242,000 decrease in loan placement fees, partially offset by a $77,000 increase in service charge income, a $69,000 increase in appreciation in cash surrender value of bank-owned life insurance, and a $7,000 increase in interchange fees. Customer service charges increased $77,000 or 16.49% to $544,000 for the second quarter of 2022 compared to $467,000 for the same period in 2021, due primarily to an increase in overdraft and analysis fee income.  Other income decreased $327,000 or 72.83% to $122,000 for the second quarter of 2022 compared to $449,000 for the same period in 2021.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $453,000 or 3.90% to $12,083,000 for the quarter ended June 30, 2022 compared to $11,630,000 for the same period in 2021. The net increase quarter over quarter was a result of increases of $217,000 in information technology expenses, increases in occupancy and equipment of $143,000, increases in salaries and employee benefits of $78,000, increases in operating losses of $46,000, increases in regulatory assessments of $22,000, increases in mileage and travel of $51,000, increases in personnel expense of $25,000, increases in telephone expenses of $22,000, increases in education and training expenses of $21,000, and increases in advertising expenses of $10,000. The increases were partially offset by the decreases in data processing expenses of $77,000, decreases in directors’ expenses of $65,000, decreases in Internet banking of $36,000, decreases in amortization of core deposit intangibles of $33,000, decreases in appraisal fees of $29,000, and decreases in professional fees of $11,000.
The Company’s efficiency ratio improved to 54.20% for the second quarter of 2022 compared to 55.58% for the second quarter of 2021. The improvement in the efficiency ratio is due to the growth in operating revenue outpacing the growth in non-interest expense.

Salaries and employee benefits increased $78,000 or 1.12% to $7,057,000 for the second quarter of 2022 compared to $6,979,000 for the second quarter of 2021.  The number of full time equivalent (FTE) employees as of June 30, 2022, December 31, 2021 and June 30, 2021 was 248, 273, and 246, respectively.

Provision for Income Taxes

The effective income tax rate was 23.01% for the second quarter of 2022 compared to 24.58% for the same period in 2021.  Provision for income taxes totaled $1,955,000 and $2,465,000 for the quarters ended June 30, 2022 and 2021, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

June 30, 2022 compared to December 31, 2021

Total assets were $2,353,592,000 as of June 30, 2022, compared to $2,450,139,000 at December 31, 2021, a decrease of 3.94% or $96,547,000.  Total gross loans were $1,135,964,000 at June 30, 2022, compared to $1,039,111,000 at December 31, 2021, an increase of $96,853,000 or 9.32%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 18.13% or $226,810,000 to $1,023,869,000 at June 30, 2022 compared to $1,250,679,000 at December 31, 2021.  Total deposits decreased 0.79% or $16,800,000 to $2,105,997,000 at June 30, 2022, compared to $2,122,797,000 at December 31, 2021.  Shareholders’ equity decreased $77,592,000 or 31.31% to $170,253,000 at June 30, 2022, compared to $247,845,000 at December 31, 2021. The decrease in shareholders’ equity was driven by the adverse change in the unrealized losses on available-for-sale (AFS) investment securities, dividends paid, and share repurchases, offset by the retention of earnings. Accrued interest payable and other liabilities was $28,492,000 at June 30, 2022, compared to $40,043,000 at December 31, 2021, a decrease of $11,551,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2022, investment securities with a fair value of $185,061,000, or 18.21% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
    The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at June 30, 2022 was 53.94% compared to 48.95% at December 31, 2021.  The loan-to-deposit ratio of our peers was 71.00% at December 31, 2021.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 18.13% or $226,810,000 to $1,023,869,000 at June 30, 2022, from $1,250,679,000 at December 31, 2021.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $80,011,000 at June 30, 2022, compared to a net unrealized gain of $10,835,000 at December 31, 2021.

During the second quarter of 2022, the Company re-designated certain securities previously classified as available-for-sale to the held-to-maturity classification. The securities re-designated consisted of obligations of states and political subdivision securities, U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities, and corporate debt securities with a total carrying value of $306.7 million at April 1, 2022. At the time of re-designation the securities included $25.3 million of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
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
    Management evaluated all available-for-sale investment securities with an unrealized loss at June 30, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at June 30, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
     For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  There were no OTTI losses recorded during the six months ended June 30, 2021.
At June 30, 2022, the Company held one U.S. Treasury securities which was in a loss position for less than 12 months.
    At June 30, 2022, the Company held one U.S. Government agency security which was in a loss position for less than 12 months.
    At June 30, 2022, the Company held 98 obligations of states and political subdivision securities of which 86 were in a loss position for less than 12 months and ten have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
    At June 30, 2022, the Company held 88 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 41 were in a loss position for less than 12 months and four have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
    At June 30, 2022, the Company had a total of 96 Private Label Mortgage and Asset Backed Securities (PLMABS).  80 of the PLMABS securities were in a loss position for less than 12 months and 11 have been in loss for more than 12 months at June 30, 2022. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At June 30, 2022, the Company held 13 corporate debt securities of which 11 were in a loss position for less than 12 months and one has been in a loss position for more than 12 months.. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2022.
    See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $96,853,000 or 9.32% to $1,135,964,000 as of June 30, 2022, compared to $1,039,111,000 as of December 31, 2021.

    The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2022	% of Total Loans	December 31, 2021	% of Total Loans
Commercial:
Commercial and industrial	$115,037	10.1%	$136,847	13.2%
Agricultural production	41,039	3.6%	40,860	3.9%
Total commercial	156,076	13.7%	177,707	17.1%
Real estate:
Owner occupied	199,116	17.5%	212,234	20.4%
Real estate construction and other land loans	83,561	7.4%	61,586	5.9%
Commercial real estate	409,496	36.1%	369,529	35.6%
Agricultural real estate	105,330	9.3%	98,481	9.5%
Other real estate	89,484	7.9%	26,084	2.5%
Total real estate	886,987	78.2%	767,914	73.9%
Consumer:
Equity loans and lines of credit	56,759	5.0%	55,620	5.4%
Consumer and installment	34,866	3.1%	36,999	3.6%
Total consumer	91,625	8.1%	92,619	9.0%
Net deferred origination fees	1,276		871
Total gross loans	1,135,964	100.0%	1,039,111	100.0%
Allowance for credit losses	(9,873)		(9,600)
Total loans	$1,126,091		$1,029,511

    As of June 30, 2022, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.9% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.4% of total loans at December 31, 2021.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.
    At June 30, 2022, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $79,386,000, of which $1,944,000 were commercial loans, $71,874,000 were real estate loans, and $5,568,000 were consumer loans. At December 31, 2021, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $93,201,000, of which $2,111,000 were commercial loans, $83,128,000 were real estate loans, and $7,962,000 were consumer loans.
    We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan decrease was the forgiveness of PPP loans. As of June 30, 2022, gross loans included $1,137,000 in PPP loans which are fully guaranteed by the SBA as compared to $18,553,000.00 at December 31, 2021.
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
    At June 30, 2022, total nonperforming assets totaled $271,000, or 0.01% of total assets, compared to $946,000, or 0.04% of total assets at December 31, 2021.  Total nonperforming assets at June 30, 2022, included nonaccrual loans totaling $271,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2021 consisted of $946,000 in nonaccrual loans, no OREO, and no other repossessed assets. At June 30, 2022 and December 31, 2021, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans.
    A summary of nonperforming loans at June 30, 2022 and December 31, 2021 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at June 30, 2022 or at December 31, 2021.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	June 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial and industrial	$271	$312
Agricultural production	—	634
Total nonaccrual	271	946
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$271	$946
Ratio of nonperforming loans to total loans	0.02%	0.09%
Ratio of allowance for credit losses to nonperforming loans	3,643.2%	1,014.8%
Loans considered to be impaired	$3,447	$8,586
Related allowance for credit losses on impaired loans	$540	$649

    We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of June 30, 2022 and December 31, 2021, we had impaired loans totaling $3,447,000 and $8,586,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record a charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral, unless there is an extenuating circumstance that may positively affect the amount collected. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The following table provides a reconciliation of the change in nonaccrual loans for the first six months of 2022.

(In thousands)	Balance, December 31, 2021	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, June 30, 2022
Nonaccrual loans:
Commercial and industrial	$312	$—	$(41)	$—	$—	$—	$271
Agricultural land and industrial	634	—	(634)	—	—	—	—
Total nonaccrual	$946	$—	$(675)	$—	$—	$—	$271

    OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at June 30, 2022 or December 31, 2021. The Company held no repossessed assets at June 30, 2022 or December 31, 2021.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 54 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 54 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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
    The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Six Months Ended June 30,	For the Year Ended December 31,	For the Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2021
Balance, beginning of period	$9,600	$12,915	$12,915
(Reversal of) provision for credit losses	—	(4,300)	(3,300)
Losses charged to allowance	(117)	(267)	(228)
Recoveries	390	1,252	1,052
Balance, end of period	$9,873	$9,600	$10,439
Allowance for credit losses to total loans at end of period	0.87%	0.92%	0.98%

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
    As of June 30, 2022, the balance in the allowance for credit losses (ALLL) was $9,873,000 compared to $9,600,000 as of December 31, 2021.  The increase is attributed to the net recoveries during the six months ended June 30, 2022.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $325,400,000 as of June 30, 2022, compared to $326,108,000 as of December 31, 2021.  At June 30, 2022 and December 31, 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $115,000. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
    As of June 30, 2022, the ALLL was 0.87% of total gross loans compared to 0.92% as of December 31, 2021.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $79,386,000 at June 30, 2022 and $93,201,000 at December 31, 2021. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 0.93% and 1.01% at June 30, 2022 and December 31, 2021, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 0.89% and 0.98%, respectively. As of June 30, 2022, gross loans included $1,137,000 related to PPP loans which are fully guaranteed by the SBA as compared to $18,553,000.00 at December 31, 2021. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 0.94% and 1.04% as of June 30, 2022 and December 31, 2021, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at June 30, 2022. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans.
    The Company’s loan portfolio balances for the six months ended June 30, 2022 increased.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of June 30, 2022. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
    The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2022		December 31, 2021		June 30, 2021
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$2,413	0.21%	$8,450	0.81%	$7,600	0.71%
Past due loans	207	0.02%	80	0.01%	391	0.04%
Nonaccrual loans	271	0.02%	946	0.09%	2,035	0.19%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at June 30, 2022, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
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
    The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at June 30, 2022 was $242,000, net of $3,002,000 in accumulated amortization expense.  The carrying value at December 31, 2021 was $522,000, net of $3,230,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first six months of 2022.  Amortization expense recognized was $280,000 and $347,000 for the six months ended June 30, 2022 and June 30, 2021, respectively.
    The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next two years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2022	$174
2023	68
$242
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
    Total deposits decreased $16,800,000 or 0.79% to $2,105,997,000 as of June 30, 2022, compared to $2,122,797,000 as of December 31, 2021.  Interest-bearing deposits increased $15,627,000 or 1.35% to $1,174,840,000 as of June 30, 2022, compared to $1,159,213,000 as of December 31, 2021.  Non-interest bearing deposits decreased $32,427,000 or 3.37% to $931,157,000 as of June 30, 2022, compared to $963,584,000 as of December 31, 2021.  Average non-interest bearing deposits to average total deposits was 43.85% for the six months ended June 30, 2022 compared to 46.11% for the same period in 2021. The Company’s deposit balances for the six months ended June 30, 2022 increased through organic growth and PPP loan proceeds retained in customer deposit accounts.

    The composition of the deposits and average interest rates paid at June 30, 2022 and December 31, 2021 is summarized in the table below.

(Dollars in thousands)	June 30, 2022	% of Total Deposits	Average Effective Rate	December 31, 2021	% of Total Deposits	Average Effective Rate
NOW accounts	$384,206	18.2%	0.03%	$360,462	17.0%	0.05%
MMA accounts	483,267	22.9%	0.14%	511,448	24.1%	0.15%
Time deposits	87,530	4.2%	0.16%	90,030	4.2%	0.21%
Savings deposits	219,837	10.4%	0.01%	197,273	9.3%	0.01%
Total interest-bearing	1,174,840	55.7%	0.08%	1,159,213	54.6%	0.10%
Non-interest bearing	931,157	44.3%		963,584	45.4%
Total deposits	$2,105,997	100.0%		$2,122,797	100.0%
Other Borrowings

As of June 30, 2022 and December 31, 2021, the Company had $9,324,000 Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $170,253,000 at June 30, 2022, compared to $247,845,000 at December 31, 2021.  The decrease from December 31, 2021 in shareholders’ equity is the result of a decrease in accumulated other comprehensive income (AOCI) of $81,551,000, common stock cash dividends of $2,824,000, and stock repurchases of $6,814,000, offset by an increase in retained earnings from net income of $12,628,000, the exercise of stock options of $399,000, stock issued under the employee stock purchase plan of $110,000, the effect of share-based compensation expense of $181,000, and stock awarded to employees of $279,000.
    On November 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $15 million worth of the Company’s outstanding common stock, or approximately 702,576 shares. During the year ended December 31, 2021, the Company repurchased and retired 76,613 shares at an approximate average cost of $21.10 per share. During the six months ended June 30, 2022, the Company repurchased and retired 300,761 shares at an average cost of $22.63 or $6,814,000.
    During the first six months of 2022, the Company declared and paid $2,824,000 in cash dividends ($0.24 per common share) to holders of common stock. The Company declared and paid a total of $5,757,000 in cash dividends ($0.47 per common share) to holders of common stock during the year ended December 31, 2021.
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

    The following table presents the Company’s regulatory capital ratios as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)
June 30, 2022	Amount	Ratio
Tier 1 Leverage Ratio	$193,227	7.89%
Common Equity Tier 1 Ratio (CET 1)	$188,227	11.94%
Tier 1 Risk-Based Capital Ratio	$193,227	12.26%
Total Risk-Based Capital Ratio	$237,586	15.07%

December 31, 2021
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%
The following table presents the Bank’s regulatory capital ratios as of June 30, 2022 and December 31, 2021.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$222,959	9.10%	$97,953	4.00%	$122,442	5.00%
Common Equity Tier 1 Ratio (CET 1)	$222,959	14.15%	$70,908	7.00%	$102,422	6.50%
Tier 1 Risk-Based Capital Ratio	$222,959	14.15%	$94,543	8.50%	$126,058	8.00%
Total Risk-Based Capital Ratio	$232,947	14.78%	$126,058	10.50%	$157,572	10.00%

December 31, 2021
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%	$117,695	5.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	7.00%	$95,846	6.50%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	8.50%	$117,964	8.00%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	10.50%	$147,455	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of June 30, 2022, the rate was 2.64%.

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
    Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2022, the Company had unpledged securities totaling $838,154,000 available as a secondary source of liquidity and total cash and cash equivalents of $27,233,000.  Cash and cash equivalents at June 30, 2022 decreased 83.34% compared to $163,467,000 at December 31, 2021.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
    As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2022, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $260,052,000 in unused FHLB secured advances and a $5,376,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2022, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
    The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2022 and December 31, 2021:

Credit Lines (In thousands)	June 30, 2022	December 31, 2021
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$260,052	$277,130
Balance outstanding	$9,324	$—
Collateral pledged	$490,461	$481,437
Fair value of collateral	$490,366	$435,089
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$5,376	$9,961
Balance outstanding	$—	$—
Collateral pledged	$6,110	$10,361
Fair value of collateral	$5,585	$10,241

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
    There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the six months ended June 30, 2022 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2022 - 01/31/2022	20,417	$22.01	20,417	$12,931,000
02/1/2022 - 02/28/2022	90,661	$22.96	90,661	$10,847,000
03/1/2022 - 03/31/2022	84,795	$22.98	84,795	$8,895,000
04/1/2022 - 04/30/2022	104,888	$22.17	104,888	$6,567,000
05/1/2022 - 05/31/2022	—	$—	—	$6,567,000
06/1/2022 - 06/30/2022	—	$—	—	$6,567,000
Total	300,761	$22.63	300,761
(1) The Company approved a stock repurchase program effective November 17, 2021 with the intent to purchase $15,000,000 of the Company’s outstanding common stock, or approximately 702,576 shares. During the six months ended June 30, 2022, the Company repurchased and retired 300,761 shares under the November 17, 2021 approved stock repurchase program at an approximate cost of $22.63 per share.
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

Central Valley Community Bancorp

Date: August 3, 2022	/s/ James J. Kim
James J.Kim
President and Chief Executive Officer

Date: August 3, 2022	/s/ David A. Kinross
David A. Kinross
Executive Vice President and Chief Financial Officer