Form 10-Q
period 2022-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2022-11-02
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 31, 2022 there were 11,732,011 shares of the registrant’s common stock outstanding.

2

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2022 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2022	December 31, 2021

ASSETS
Cash and due from banks	$32,535	$29,412
Interest-earning deposits in other banks	9,043	134,055
Total cash and cash equivalents	41,578	163,467
Available-for-sale investment securities	668,300	1,109,208
Held-to-maturity investment securities	305,482	—
Equity securities	6,544	7,416
Loans, less allowance for credit losses of $10,366 at September 30, 2022 and $9,600 at December 31, 2021	1,214,904	1,029,511
Bank premises and equipment, net	7,909	8,380
Bank-owned life insurance	40,289	39,553
Federal Home Loan Bank stock	6,169	5,595
Goodwill	53,777	53,777
Core deposit intangibles	102	522
Accrued interest receivable and other assets	80,644	32,710
Total assets	$2,425,698	$2,450,139
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,044,678	$963,584
Interest bearing	1,094,466	1,159,213
Total deposits	2,139,144	2,122,797

Short-term borrowings	25,000	—
Senior debt and subordinated debentures	69,563	39,454
Accrued interest payable and other liabilities	33,177	40,043
Total liabilities	2,266,884	2,202,294
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,732,011 at September 30, 2022 and 11,916,651 at December 31, 2021	61,262	66,820
Retained earnings	188,174	173,393
Accumulated other comprehensive (loss) income, net of tax	(90,622)	7,632
Total shareholders’ equity	158,814	247,845
Total liabilities and shareholders’ equity	$2,425,698	$2,450,139

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2022	2021	2022	2021
INTEREST INCOME:
Interest and fees on loans	$14,708	$13,208	$39,752	$40,529
Interest on deposits in other banks	48	28	157	89
Interest and dividends on investment securities:
Taxable	4,411	3,844	14,586	9,938
Exempt from Federal income taxes	1,825	1,417	5,144	4,143
Total interest income	20,992	18,497	59,639	54,699
INTEREST EXPENSE:
Interest on deposits	231	263	714	783
Interest on subordinated debentures and borrowings	597	24	1,354	70
Total interest expense	828	287	2,068	853
Net interest income before provision for credit losses	20,164	18,210	57,571	53,846
PROVISION FOR (REVERSAL OF) CREDIT LOSSES	500	(500)	500	(3,800)
Net interest income after provision for credit losses	19,664	18,710	57,071	57,646
NON-INTEREST INCOME:
Service charges	475	487	1,558	1,386
Appreciation in cash surrender value of bank-owned life insurance	249	247	736	596
Interchange fees	432	472	1,352	1,313
Net realized (losses) gains on sales and calls of investment securities	(14)	117	(777)	38
Federal Home Loan Bank dividends	91	84	258	237
Loan placement fees	155	467	722	1,634
Other income	92	274	235	1,020
Total non-interest income	1,480	2,148	4,084	6,224
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,500	7,091	21,501	21,008
Occupancy and equipment	1,363	1,224	3,869	3,538
Professional services	613	507	1,451	1,338
Data processing	560	599	1,649	1,841
Regulatory assessments	224	219	640	552
ATM/Debit card expenses	176	199	588	615
Information technology	879	891	2,465	2,061
Directors’ expenses	91	152	184	306
Advertising	138	129	416	386
Internet banking expense	29	54	98	262
Amortization of core deposit intangibles	139	174	419	521
Other	1,086	823	3,046	2,652
Total non-interest expenses	12,798	12,062	36,326	35,080
Income before provision for income taxes	8,346	8,796	24,829	28,790
Provision for income taxes	1,962	2,275	5,817	7,227
Net income	$6,384	$6,521	$19,012	$21,563
Earnings per common share:
Basic earnings per share	$0.55	$0.54	$1.62	$1.75
Weighted average common shares used in basic computation	11,678,532	12,007,689	11,723,790	12,332,248
Diluted earnings per share	$0.55	$0.54	$1.62	$1.74
Weighted average common shares used in diluted computation	11,689,323	12,044,896	11,748,693	12,378,591
Cash dividend per common share	$0.12	$0.12	$0.36	$0.35

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$6,384	$6,521	$19,012	21,563
Other Comprehensive (Loss) Income:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(24,378)	(3,552)	(141,308)	(6,444)
Reclassification of net losses (gains) included in net income	14	(117)	777	(38)
Amortization of net unrealized losses transferred	651	—	1,045	—
Other comprehensive loss, before tax	(23,713)	(3,669)	(139,486)	(6,482)
Tax effect	7,010	1,085	41,232	1,916
Total other comprehensive loss	(16,703)	(2,584)	(98,254)	(4,566)
Comprehensive (loss) income	$(10,319)	$3,937	$(79,242)	$16,997

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock			Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
			Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, June 30, 2021	12,329,089	$75,265	$162,910	$12,874	$251,049
Net income	—	—	6,521	—	6,521
Other comprehensive loss	—	—	—	(2,584)	(2,584)
Stock issued under employee stock purchase plan	2,470	48	—	—	48
Stock-based compensation expense	—	100	—	—	100
Cash dividend	—	—	(1,438)	—	(1,438)
Stock options exercised	1,285	10	—	—	10
Repurchase and retirement of common stock	(344,940)	(7,158)	—	—	(7,158)
Balance, September 30, 2021	11,987,904	$68,265	$167,993	$10,290	$246,548

Balance, June 30, 2022	11,717,146	$60,975	$183,197	$(73,919)	$170,253
Net income	—	—	6,384	—	6,384
Other comprehensive loss	—	—	—	(16,703)	(16,703)
Stock issued under employee stock purchase plan	3,515	53	—	—	53
Stock-based compensation expense	—	143	—	—	143
Cash dividend	—	—	(1,407)	—	(1,407)
Stock options exercised	11,350	91	—	—	91
Balance, September 30, 2022	11,732,011	$61,262	$188,174	$(90,622)	$158,814

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	245,021
Net income	—	—	21,563	—	21,563
Other comprehensive loss	—	—	—	(4,566)	(4,566)
Stock issued under employee stock purchase plan	10,141	159	—	—	159
Stock awarded to employees	10,529	158	—	—	158
Restricted stock granted net of forfeitures	20,720	—	—	—	—
Stock-based compensation expense	—	310	—	—	310
Cash dividend	—	—	(4,319)	—	(4,319)
Repurchase and retirement of common stock	(584,619)	(12,000)	—	—	(12,000)
Stock options exercised	21,285	222	—	—	222
Balance, September 30, 2021	11,987,904	$68,265	$167,993	$10,290	$246,548

Balance, January 1, 2022	11,916,651	$66,820	$173,393	$7,632	$247,845
Net income	—	—	19,012	—	19,012
Other comprehensive loss	—	—	—	(98,254)	(98,254)
Restricted stock granted net of forfeitures	42,399	—	—	—	—
Stock issued under employee stock purchase plan	10,071	164	—	—	164
Stock awarded to employees	13,446	279	—	—	279
Stock-based compensation expense	—	324	—	—	324
Cash dividend	—	—	(4,231)	—	(4,231)
Stock options exercised	50,205	489	—	—	489
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Balance, September 30, 2022	11,732,011	$61,262	$188,174	$(90,622)	$158,814

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,012	$21,563
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan fees	(419)	2,203
Depreciation	586	688
Accretion	(892)	(1,050)
Amortization	7,201	5,752
Stock-based compensation	324	310
Provision for (reversal of) credit losses	500	(3,800)
Net realized losses (gains) on sales and calls of available-for-sale investment securities	777	(38)
Net gain on disposal of premises and equipment	—	(8)
Net change in equity securities	872	148
Increase in bank-owned life insurance, net of expenses	(736)	(596)
Net increase in accrued interest receivable and other assets	(6,033)	(1,878)
Net (decrease) increase in accrued interest payable and other liabilities	(6,586)	7,529
(Provision) benefit for deferred income taxes	(662)	1,256
Net cash provided by operating activities	13,944	32,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(301,699)	(410,308)
Proceeds from sales or calls of available-for-sale investment securities	235,645	10,760
Proceeds from maturity and principal repayments of available-for-sale investment securities	54,691	38,727
Proceeds from maturity and principal repayments of held-to-maturity investment securities	738	—
Net (increase) decrease in loans	(185,474)	17,593
Purchases of premises and equipment	(115)	(889)
Purchases of bank-owned life insurance	—	(10,000)
FHLB stock purchased	(574)	—
Proceeds from sale of premises and equipment	—	9
Net cash used in investing activities	(196,788)	(354,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	30,257	335,370
Net (decrease) increase in time deposits	(13,910)	12
Proceeds from short-term borrowings from Federal Home Loan Bank	2,090,326	—
Repayments of short-term borrowings to Federal Home Loan Bank	(2,065,326)	—
Proceeds of issuance of senior debt	30,000	—
Purchase and retirement of common stock	(6,814)	(12,000)
Proceeds from stock issued under employee stock purchase plan	164	159
Proceeds from exercise of stock options	489	222
Cash dividend payments on common stock	(4,231)	(4,319)
Net cash provided by financing activities	60,955	319,444
Decrease in cash and cash equivalents	(121,889)	(2,585)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	163,467	70,278
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,578	$67,693

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$1,525	$866
Income taxes	$5,614	$6,755
Operating cash flows from operating leases	$1,653	$1,688
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$331,230	$—
Transfer of unrealized loss on securities from available-for-sale to held-to-maturity	$(25,328)	$—
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2021 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2022, and the results of its operations and its cash flows for the nine month interim periods ended September 30, 2022 and 2021 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.
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

Impact of New Financial Accounting Standards:

FASB Accounting Standards Update (ASU) 2016-13 - Measurement of Credit Losses on Financial Instruments (Subtopic 326): Financial Instruments - Credit Losses, commonly referred to as “CECL,” was issued June 2016. The provisions of the update eliminate the probable initial recognition threshold under current GAAP which requires reserves to be based on an incurred loss methodology. Under CECL, reserves required for financial assets measured at amortized cost will reflect an organization’s estimate of all expected credit losses over the weighted average life of the financial asset and thereby require the use of reasonable and supportable forecasts to estimate future credit losses. Because CECL encompasses all financial assets carried at amortized cost, the requirement that reserves be established based on an organization’s reasonable and supportable estimate of expected credit losses extends to held to maturity (“HTM”) debt securities. Under the provisions of the update, credit losses recognized on available for sale (“AFS”) debt securities will be presented as an allowance as opposed to a write-down. In addition, CECL will modify the accounting for purchased loans, with credit deterioration since origination, so that reserves are established at the date of acquisition for purchased loans. Under current GAAP a purchased loan’s contractual balance is adjusted to fair value through a credit discount and no reserve is recorded on the purchased loan upon acquisition. Since under CECL, reserves will be established for purchased loans at the time of acquisition, the accounting for purchased loans is made more comparable to the accounting for originated loans. Finally, increased disclosure requirements under CECL require organizations to present the currently required credit quality disclosures disaggregated by the year of origination or vintage. The FASB expects that the evaluation of underwriting standards and credit quality trends by financial statement users will be enhanced with the additional vintage disclosures. On August 15, 2019, the FASB issued a proposed Accounting Standards Update (ASU), “Financial Instruments -Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates,” that would provide private entities and certain small public companies additional time to implement the standards on CECL, leases, and hedging. The final ASU extends the effective date for SEC filers, such as the Company, that are classified as smaller reporting companies to January 1, 2023.

    The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in bank loss driver and CECL reserving model design as well as other related consulting services has been retained. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as begun to evaluate the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company presently plans to generate and evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during the fourth quarter of 2022 due to the fact the Company elected to delay implementation of the CECL process as allowed by FASB. While the

Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loans as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the reserve for credit losses and continues to evaluate the potential impact on our consolidated financial statements.

    FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to September 30, 2022 through December 31, 2022 will not have a material impact on the consolidated financial statements.

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
    The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2022
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$32,535	$32,535	$—	$—	$32,535
Interest-earning deposits in other banks	9,043	9,043	—	—	9,043
Available-for-sale debt securities	668,300	—	668,300	—	668,300
Held-to-maturity investment securities	305,482	—	267,443	—	267,443
Equity securities	6,544	6,544	—	—	6,544
Loans, net	1,214,904	—	—	1,181,932	1,181,932
Federal Home Loan Bank stock	6,169	N/A	N/A	N/A	N/A
Accrued interest receivable	9,616	14	5,770	3,832	9,616
Financial liabilities:
Deposits	2,139,144	2,063,024	75,157	—	2,138,181
Short-term borrowings	25,000	—	25,000	—	25,000
Senior debt and subordinated debentures	69,563	—	—	63,451	63,451
Accrued interest payable	608	—	62	546	608

	December 31, 2021
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,412	$29,412	$—	$—	$29,412
Interest-earning deposits in other banks	134,055	134,055	—	—	134,055
Available-for-sale debt securities	1,109,208	—	1,109,208	—	1,109,208
Equity securities	7,416	7,416	—	—	7,416
Loans, net	1,029,511	—	—	1,015,052	1,015,052
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,395	7	6,076	3,312	9,395
Financial liabilities:
Deposits	2,122,797	2,010,407	89,923	—	2,100,330
Subordinated debentures	39,454	—	—	39,463	39,463
Accrued interest payable	202	—	30	172	202

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

(g) Subordinated Debentures and Senior Debt — The fair values of the Company’s Subordinated Debentures and Senior Debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2022 and December 31, 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
September 30, 2022	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,548	$—	$8,548	$—
U.S. Government agencies	333	—	333	—
Obligations of states and political subdivisions	182,598	—	182,598	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	115,340	—	115,340	—
Private label mortgage and asset backed securities	361,481	—	361,481	—
Equity securities	6,544	6,544	—	—
Total assets measured at fair value on a recurring basis	$674,844	$6,544	$668,300	$—

	Fair Value Measurements Using
December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,925	$—	$9,925	$—
U.S. Government agencies	379	—	379	—
Obligations of states and political subdivisions	526,467	—	526,467	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,439	—	214,439	—
Private label mortgage and asset backed securities	313,220	—	313,220	—
Corporate debt securities	44,778	—	44,778	—
Equity securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$1,116,624	$7,416	$1,109,208	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the periods ended September 30, 2022 and December 31, 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at or during the periods ended September 30, 2022 and December 31, 2021. Also there were no liabilities measured at fair value on a recurring basis at September 30, 2022 or December 31, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at September 30, 2022 and December 31, 2021. As of September 30, 2022, there were no impaired loans measured for impairment using the fair value. Those measured at December 31, 2021 were (in thousands):

December 31, 2021	Fair Value	Level 1	Level 2	Level 3
Impaired loans:
Real estate-construction and other land loans	$262	$—	$—	$262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow methods as prescribed by ASC Topic 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not necessarily a market rate. There were no changes in valuation techniques used during the nine months ended September 30, 2022 or the year ended December 31, 2021.
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
Impaired loans that are measured for impairment on a non-recurring basis using the fair value of the collateral for collateral dependent loans had a principal balance of $292,000 with a valuation allowance of $30,000 at December 31, 2021, resulting in a fair value of $262,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
There were no charge-offs related to loans carried at fair value during the nine months ended September 30, 2022. Activity related to changes in the allowance for loan losses related to impaired loans for the three months ended September 30, 2022 and 2021 was not considered significant for disclosure purposes. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2022 or December 31, 2021.

Note 3.  Investments

The investment portfolio consists primarily of U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivisions securities.  As of September 30, 2022, $177,503,000 of these securities were held as collateral for borrowing arrangements, public funds, and for other purposes.
     The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $(104,377,000) at September 30, 2022 compared to an unrealized gain of $10,835,000 at December 31, 2021.

     The following table sets forth the carrying values and estimated fair values of our investment securities portfolio at the dates indicated (in thousands):

	September 30, 2022
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,989	$—	$(1,441)	$8,548
U.S. Government agencies	344	—	(11)	333
Obligations of states and political subdivisions	219,720	28	(37,150)	182,598
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	123,093	3	(7,756)	115,340
Private label mortgage and asset backed securities	419,531	137	(58,187)	361,481
Total available-for-sale	$772,677	$168	$(104,545)	$668,300

	September 30, 2022
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	$191,975	$25	$(28,121)	$163,879
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,350	—	(1,317)	9,033
Private label mortgage and asset backed securities	57,201	—	(6,033)	51,168
Corporate debt securities	45,956	—	(2,593)	43,363
Total held-to-maturity	$305,482	$25	$(38,064)	$267,443

	December 31, 2021
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,988	$—	$(63)	$9,925
U.S. Government agencies	373	6	—	379
Obligations of states and political subdivisions	512,952	16,703	(3,188)	526,467
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	2,245	(1,277)	214,439
Private label mortgage and asset backed securities	317,089	824	(4,693)	313,220
Corporate debt securities	44,500	595	(317)	44,778
Total available-for-sale	$1,098,373	$20,373	$(9,538)	$1,109,208
    Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended September 30, 2022 and 2021 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2022	2021	2022	2021
Proceeds from sales or calls	$275	$10,170	$235,645	$10,760
Gross realized gains from sales or calls	—	117	5,123	117
Gross realized losses from sales or calls	(14)	—	(5,900)	(79)

During the second quarter of 2022, the Company designated certain securities previously classified as available-for-sale to the held-to-maturity classification. The securities designated consisted of obligations of states and political subdivision securities, U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities, and corporate debt securities with a total carrying value of $306.7 million at April 1, 2022. At the time of re-designation the securities included $25.3 million of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
As market interest rates or risks associated with an available-for-sale security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
    The provision for income taxes includes a $(230,000) and $11,000 income (benefit) tax impact from unrealized net losses and gains on securities realized through security sales for the nine months ended September 30, 2022 and 2021.
    Investment securities, aggregated by investment category, with unrealized losses as of the dates indicated are summarized and classified according to the duration of the loss period as follows (in thousands):

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,548	$(1,441)	$8,548	$(1,441)
U.S. Government agencies	333	(11)	—	—	333	(11)
Obligations of states and political subdivisions	165,535	(32,830)	17,063	(4,320)	182,598	(37,150)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	66,164	(3,371)	49,176	(4,385)	115,340	(7,756)
Private label mortgage and asset backed securities	202,786	(26,135)	158,695	(32,052)	361,481	(58,187)
Total available-for-sale	$434,818	$(62,347)	$233,482	$(42,198)	$668,300	$(104,545)

	September 30, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Held-to-Maturity Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
Obligations of states and political subdivisions	$87,855	$(15,353)	$76,024	$(12,768)	$163,879	$(28,121)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	9,033	(1,317)	9,033	(1,317)
Private label mortgage and asset backed securities	35,419	(4,702)	15,749	(1,331)	51,168	(6,033)
Corporate debt securities	26,916	(1,501)	16,447	(1,092)	43,363	(2,593)
Total held-to-maturity	$150,190	$(21,556)	$117,253	$(16,508)	$267,443	$(38,064)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. treasury securities	$9,925	$(63)	$—	$—	$9,925	$(63)
Obligations of states and political subdivisions	143,336	(2,896)	6,336	(292)	149,672	(3,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	91,385	(905)	40,365	(372)	131,750	(1,277)
Private label mortgage and asset backed securities	230,987	(3,661)	28,908	(1,032)	259,895	(4,693)
Corporate debt securities	21,183	(317)	—	—	21,183	(317)
Total available-for-sale	$496,816	$(7,842)	$75,609	$(1,696)	$572,425	$(9,538)
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
     As of September 30, 2022, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at September 30, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those investment securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those investment securities.  There were no OTTI losses recorded during the nine months ended September 30, 2022.

U.S. Treasury Securities

At September 30, 2022, the Company held one U.S. Treasury security which was in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Treasury securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

U.S. Government Agencies

    At September 30, 2022, the Company held one U.S. Government agency security which was in a loss position for less than 12 months.

Obligations of States and Political Subdivisions

    At September 30, 2022, the Company held 97 obligations of states and political subdivision securities of which 73 were in a loss position for less than 12 months and 22 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations

    At September 30, 2022, the Company held 85 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 49 were in a loss position for less than 12 months and 15 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

Private Label Mortgage and Asset Backed Securities

    At September 30, 2022, the Company had a total of 97 Private Label Mortgage and Asset Backed Securities (PLMABS). 48 of the PLMABS securities were in a loss position for less than 12 months and 45 have been in loss for more than 12 months at September 30, 2022. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell, those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.

Corporate Debt Securities

    At September 30, 2022, the Company held 13 corporate debt securities of which 8 were in a loss position for less than 12 months and 5 have been in a loss position for more than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.

    The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at September 30, 2022 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2022
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	—	—
After five years through ten years	46,640	38,868
After ten years	183,069	152,279
	229,709	191,147
Investment securities not due at a single maturity date:
U.S. Government agencies	344	333
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	123,093	115,340
Private label mortgage and asset backed securities	419,531	361,480
Total available-for-sale	$772,677	$668,300

	September 30, 2022
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	131	124
After five years through ten years	49,810	44,318
After ten years	142,034	119,437
	191,975	163,879
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,350	9,033
Private label mortgage and asset backed securities	57,201	51,168
Corporate debt securities	45,956	43,363
Total held-to-maturity	$305,482	$267,443

Note 4.  Loans and Allowance for Credit Losses

Outstanding loans are summarized as follows:

Loan Type (Dollars in thousands)	September 30, 2022	% of Total Loans	December 31, 2021	% of Total Loans
Commercial:
Commercial and industrial	$147,715	12.1%	$136,847	13.2%
Agricultural production	35,125	2.9%	40,860	3.9%
Total commercial	182,840	15.0%	177,707	17.1%
Real estate:
Owner occupied	195,272	15.9%	212,234	20.4%
Real estate construction and other land loans	97,169	7.9%	61,586	5.9%
Commercial real estate	451,588	37.0%	369,529	35.6%
Agricultural real estate	115,477	9.4%	98,481	9.5%
Other real estate	24,776	2.0%	26,084	2.5%
Total real estate	884,282	72.2%	767,914	73.9%
Consumer:
Equity loans and lines of credit	121,305	9.9%	55,620	5.4%
Consumer and installment	35,546	2.9%	36,999	3.6%
Total consumer	156,851	12.8%	92,619	9.0%
Net deferred origination fees	1,297		871
Total gross loans	1,225,270	100.0%	1,039,111	100.0%
Allowance for credit losses	(10,366)		(9,600)
Total loans	$1,214,904		$1,029,511

    At September 30, 2022 and December 31, 2021, loans originated under Small Business Administration (SBA) programs totaling $21,090,000 and $23,024,000, respectively, were included in the real estate and commercial categories, of which, $16,242,000 or 77% and $17,720,000 or 77%, respectively, are secured by government guarantees. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At September 30, 2022, two PPP loans totaling $350,000 were outstanding and included in the commercial and industrial line item above. At December 31, 2021, 70 PPP loans totaling $18,553,000 were outstanding and included in the commercial and industrial line item above.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer data) over the most recent 55 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

    The following table shows the summary of activities for the Allowance as of and for the three months ended September 30, 2022 and 2021 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 01, 2022	$1,973	$6,994	$769	$137	$9,873
Provision (reversal) charged to operations	118	418	(29)	(7)	500
Charge-offs	—	—	(20)	—	(20)
Recoveries	—	—	13	—	13
Ending balance, September 30, 2022	$2,091	$7,412	$733	$130	$10,366

Allowance for credit losses:
Beginning balance, July 1, 2021	$2,210	$7,050	$828	$351	$10,439
Provision (reversal) charged to operations	118	(434)	(230)	46	(500)
Charge-offs	(15)	—	(19)	—	(34)
Recoveries	21	—	135	—	156
Ending balance, September 30, 2021	$2,334	$6,616	$714	$397	$10,061
The following table shows the summary of activities for the Allowance as of and for the nine months ended September 30, 2022 and 2021 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	$568	$280	$9,600
(Reversal) provision charged to operations	(269)	671	248	(150)	500
Losses charged to allowance	(18)	—	(120)	—	(138)
Recoveries	367	—	37	—	404
Ending balance, September 30, 2022	$2,091	$7,412	$733	$130	$10,366

Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Reversal charged to operations	(321)	(2,877)	(368)	(234)	(3,800)
Losses charged to allowance	(46)	—	(215)	—	(261)
Recoveries	682	319	206	—	1,207
Ending balance, September 30, 2021	$2,334	$6,616	$714	$397	$10,061

    The following is a summary of the Allowance by impairment methodology and portfolio segment as of September 30, 2022 and December 31, 2021 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, September 30, 2022	$2,091	$7,412	$733	$130	$10,366
Ending balance: individually evaluated for impairment	$337	$7	$—	$—	$344
Ending balance: collectively evaluated for impairment	$1,754	$7,405	$733	$130	$10,022

Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600
Ending balance: individually evaluated for impairment	$607	$38	$4	$—	$649
Ending balance: collectively evaluated for impairment	$1,404	$6,703	$564	$280	$8,951

The following table shows the ending balances of loans as of September 30, 2022 and December 31, 2021 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, September 30, 2022	$182,840	$884,282	$156,851	$1,223,973
Ending balance: individually evaluated for impairment	$1,490	$150	$1,025	$2,665
Ending balance: collectively evaluated for impairment	$181,350	$884,132	$155,826	$1,221,308

Loans:
Ending balance, December 31, 2021	$177,707	$767,914	$92,619	$1,038,240
Ending balance: individually evaluated for impairment	$7,086	$450	$1,050	$8,586
Ending balance: collectively evaluated for impairment	$170,621	$767,464	$91,569	$1,029,654

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at September 30, 2022 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$135,972	$10,044	$1,699	$—	$147,715
Agricultural production	27,738	4,339	3,048	—	35,125
Real Estate:
Owner occupied	189,648	3,441	2,183	—	195,272
Real estate construction and other land loans	83,956	—	13,213	—	97,169
Commercial real estate	446,273	2,881	2,434	—	451,588
Agricultural real estate	105,521	9,956	—	—	115,477
Other real estate	24,776	—	—	—	24,776
Consumer:
Equity loans and lines of credit	121,036	224	45	—	121,305
Consumer and installment	35,502	9	35	—	35,546
Total	$1,170,422	$30,894	$22,657	$—	$1,223,973
    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2021 (in thousands):

	Pass	Special Mention	Sub-Standard	Doubtful	Total
Commercial:
Commercial and industrial	$125,537	$8,724	$2,586	$—	$136,847
Agricultural production	37,179	1,325	2,356	—	40,860
Real Estate:
Owner occupied	205,092	3,582	3,560	—	212,234
Real estate construction and other land loans	54,066	7,520	—	—	61,586
Commercial real estate	351,395	18,134	—	—	369,529
Agricultural real estate	96,949	1,532	—	—	98,481
Other real estate	26,084	—	—	—	26,084
Consumer:
Equity loans and lines of credit	55,611	9	—	—	55,620
Consumer and installment	36,942	19	38	—	36,999
Total	$988,855	$40,845	$8,540	$—	$1,038,240

The following table shows an aging analysis of the loan portfolio by class and the time past due at September 30, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$147,715	$147,715	$—	$251
Agricultural production	—	—	—	—	35,125	35,125	—	—
Real estate:	—				—
Owner occupied	251	—	—	251	195,021	195,272	—	—
Real estate construction and other land loans	—	—	—	—	97,169	97,169	—	—
Commercial real estate	—	—	—	—	451,588	451,588	—	—
Agricultural real estate	—	—	—	—	115,477	115,477	—	—
Other real estate	—	—	—	—	24,776	24,776	—	—
Consumer:					—
Equity loans and lines of credit	—	—	—	—	121,305	121,305	—	—
Consumer and installment	235	—	—	235	35,311	35,546	—	—
Total	$486	$—	$—	$486	$1,223,487	$1,223,973	$—	$251
    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$1	$—	$—	$1	$136,846	$136,847	$—	$312
Agricultural production	—	—	—	—	40,860	40,860	—	634
Real estate:	—
Owner occupied	—	—	—	—	212,234	212,234	—	—
Real estate construction and other land loans	—	—	—	—	61,586	61,586	—	—
Commercial real estate	—	—	—	—	369,529	369,529	—	—
Agricultural real estate	—	—	—	—	98,481	98,481	—	—
Other real estate	—	—	—	—	26,084	26,084	—	—
Consumer:
Equity loans and lines of credit	—	—	—	—	55,620	55,620	—	—
Consumer and installment	79	—	—	79	36,920	36,999	—	—
Total	$80	$—	$—	$80	$1,038,160	$1,038,240	$—	$946

The following table shows information related to impaired loans by class at September 30, 2022 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$1,025	$1,060	$—
Total with no related allowance recorded	1,025	1,060	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,490	1,543	337
Real estate:
Commercial real estate	129	129	2
Agricultural real estate	21	21	5
Total real estate	150	150	7
Total with an allowance recorded	1,640	1,693	344
Total	$2,665	$2,753	$344
    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following table shows information related to impaired loans by class at December 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$136	$172	$—
Total with no related allowance recorded	136	172	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,452	6,491	544
Agricultural production	634	714	63
Total commercial	7,086	7,205	607
Real estate:
Real estate construction and other land loans	292	292	30
Commercial real estate	137	138	3
Agricultural real estate	21	21	5
Total real estate	450	451	38
Consumer:
Equity loans and lines of credit	914	914	4
Total consumer	914	914	4
Total with an allowance recorded	8,450	8,570	649
Total	$8,586	$8,742	$649

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
The following tables present by class, information related to the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$—	$—	$123	$—
Total commercial	—	—	123	—
Real estate:
Real estate construction and other land loans	$—	$—	$234	$—
Commercial real estate	—	—	365	—
Total real estate	—	—	599	—
Consumer:
Equity loans and lines of credit	1,036	24	139	3
Total consumer	1,036	24	139	3

Total with no related allowance recorded	1,036	24	861	3

With an allowance recorded:
Commercial:
Commercial and industrial	2,270	48	5,538	129
Agricultural production	—	—	1,063	—
Total commercial	2,270	48	6,601	129
Real estate:
Real estate construction and other land loans	—	—	76	5
Commercial real estate	132	2	141	2
Agricultural real estate	21	1	28	—
Total real estate	153	3	245	7
Consumer:
Equity loans and lines of credit	—	—	922	14
Total consumer	—	—	922	14
Total with an allowance recorded	2,423	51	7,768	150
Total	$3,459	$75	$8,629	$153

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021

	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$57	$—	$56	$—
Agricultural land and production	33	—	—	—
Total commercial	90	—	56	—
Real estate:
Owner occupied	—	—	72	—
Real estate construction and other land loans	—	—	203	—
Commercial real estate	—	—	446	—
Total real estate	—	—	721	—
Consumer:
Equity loans and lines of credit	673	56	141	9
Total with no related allowance recorded	763	56	918	9

With an allowance recorded:
Commercial:
Commercial and industrial	2,612	103	6,217	282
Agricultural land and production	63	—	983	—
Total commercial	2,675	103	7,200	282
Real estate:
Real estate construction and other land loans	114	—	785	16
Commercial real estate	133	6	144	7
Agricultural real estate	21	1	29	1
Total real estate	268	7	958	24
Consumer:
Equity loans and lines of credit	364	—	928	40
Consumer and installment	—	—	18	—
Total consumer	364	—	946	40
Total with an allowance recorded	3,307	110	9,104	346
Total	$4,070	$166	$10,022	$355

Foregone interest on nonaccrual loans totaled $132,000 and $101,000 for the nine month period ended September 30, 2022 and 2021, respectively. Foregone interest on nonaccrual loans totaled 75,000 and 30,000 for the three month period ended September 30, 2022 and 2021, respectively.

Troubled Debt Restructurings:

    As of September 30, 2022 and December 31, 2021, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $2,415,000 and $7,640,000, respectively. The Company has allocated $525,000 and $538,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2022 and December 31, 2021, respectively.
    For the nine months ended September 30, 2022 and 2021, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same period, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower was forgiven or which resulted in a charge-off or change to the allowance for loan losses.

As discussed in Note 1 to these financial statements, Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. In accordance with such guidance, during 2020 and throughout 2021 the Company offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. As of September 30, 2022, there were no such loans remaining on deferral.

During the nine months ended September 30, 2022, no loans were modified as troubled debt restructuring.

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

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the nine months ended September 30, 2022 or September 30, 2021.

Note 5. Goodwill

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2022, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the acquisition method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2022 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the first nine months of 2022.

Note 6. Borrowing Arrangements

As of September 30, 2022 the Company had $25,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco advances as compared to none at December 31, 2021.
    Approximately $472,949,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $277,058,000 as of September 30, 2022. FHLB advances are also secured by investment securities with amortized costs totaling $90,000 and $112,000 and market values totaling $95,000 and $117,000 at September 30, 2022 and December 31, 2021, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of September 30, 2022, and December 31, 2021 the Company had no Federal funds purchased.

Note 7. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(592)	(701)
Floating rate senior debt bank loan, due 2032	30,000	—
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,563	$39,454

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of September 30, 2022, the rate was 2.64%.  Interest expense recognized by the Company for the nine months ended September 30, 2022 and 2021 was $112,000 and $70,000, respectively.

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

Senior Debt

On September 15, 2022, the Company entered into a $30.0 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points.

The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Central Valley Community Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

Interest expense recognized by the Company for the Subordinated and Senior Debt for the nine months ended September 30, 2022 and 2021 was $1,056,000 and $0, respectively.

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
    Commitments to extend credit amounting to $319,346,000 and $326,108,000 were outstanding at September 30, 2022 and December 31, 2021, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.
     Included in commitments to extend credit are undisbursed lines of credit totaling $318,359,000 and $325,674,000 at September 30, 2022 and December 31, 2021, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.
     Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $62,355,000 and $93,263,000 as of September 30, 2022 and December 31, 2021, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.
     Standby letters of credit and financial guarantees amounting to $987,000 and $434,000 were outstanding at September 30, 2022 and December 31, 2021, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2022 or December 31, 2021.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
    The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2022 and December 31, 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000 and $115,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.
    In 2018, the Company sold its credit card portfolio to a third party vendor. Part of the sale of the portfolio was to provide a guarantee of certain accounts which, as of September 30, 2022, was $2,294,500.
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

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$6,384	$6,521	$19,012	$21,563
Weighted average shares outstanding	11,678,532	12,007,689	11,723,790	12,332,248
Basic earnings per share	$0.55	$0.54	$1.62	$1.75

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2022	2021	2022	2021
Net income	$6,384	$6,521	$19,012	$21,563
Weighted average shares outstanding	11,678,532	12,007,689	11,723,790	12,332,248
Effect of diluted stock options and restricted stock	10,791	37,207	24,903	46,343
Weighted average shares of common stock and common stock equivalents	11,689,323	12,044,896	11,748,693	12,378,591
Diluted earnings per share	$0.55	$0.54	$1.62	$1.74

        No outstanding options awards were anti-dilutive for the nine months ended September 30, 2022 and 2021.

Note 10.  Share-Based Compensation

The Company has two share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $324,000 and $310,000 for the nine months ended September 30, 2022 and 2021, respectively. The recognized tax (benefit) expense for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $87,000 and $50,000, respectively, for the nine months ended September 30, 2022 and 2021.
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
    Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 435,336 shares available for future purchase under the plan as of September 30, 2022.

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
     No options to purchase shares of the Company’s common stock were granted during the nine months ended September 30, 2022 and 2021.

    A summary of the combined activity of the Company’s stock option compensation plans for the nine months ended September 30, 2022 follows (in thousands, except per share amounts):

	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	52,805	$9.81
Options exercised	(50,205)	$9.74
Options forfeited	(2,600)	$11.12
Options outstanding at September 30, 2022	—

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Intrinsic value of options exercised	$108	$19	$496	$225
Cash received from options exercised	$91	$10	$489	$222
Excess tax benefit realized for option exercises	$18	$4	$87	$50
    As of September 30, 2022, there was no remaining unrecognized compensation cost related to stock options granted under all plans.

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
    The following table summarizes restricted stock and performance award activity for the nine months ended September 30, 2022 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2021	24,177	$20.50
Granted	56,089	$17.75
Vested	(30,807)	$20.64
Forfeited	(244)	$20.50
Nonvested outstanding shares at September 30, 2022	49,215	$17.28

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
        As of September 30, 2022, there were 49,215 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2022, there was $676,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.06 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $3,654,000 at September 30, 2022.

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
    There have been no material changes to the Company’s critical accounting policies during the nine months ended September 30, 2022.  Please refer to the Company’s 2021 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.
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
    The Bank operates 20 full-service branches which serve the communities of Cameron Park, Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia, California.  Additionally, the Bank operates Real Estate, Agribusiness and SBA departments that originate loans in California. According to the June 30, 2022 FDIC data, the Bank’s branches in Fresno, Madera, San Joaquin, and Tulare Counties had a 3.66% combined deposit market share of all insured depositories. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus Counties), was less than 1.00% in 2022.

Dividend Declared

On October 19, 2022, the Board of Directors declared a $0.12 per share cash dividend payable on November 18, 2022 to shareholders of record as of November 4, 2022.

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

Third Quarter of 2022

For the third quarter of 2022, our consolidated net income was $6,384,000 compared to $6,521,000 for the same period in 2021. Diluted EPS was $0.55 for the quarter ended September 30, 2022 compared to $0.54 for the same period in 2021. The decrease in net income during the third quarter of 2022 compared to the same period in 2021 is primarily driven by a $500,000 provision for credit losses, an increase in net realized losses on sales and calls of investment securities of $131,000, a decrease in loan placement fees of $312,000, a decrease in non-interest income of $668,000, and an increase in total non-interest expenses of $736,000, partially offset by an increase in net interest income of $1,954,000. It’s noted that the increase in non-interest expenses during the quarter are attributed to non-recurring severance expenses and an increase in overtime resulting from a recent conversion in the Company’s core processing system. During the quarter ended September 30, 2022, the Company recorded $500,000 provision for credit losses, compared to a $500,000 reversal of provision during the quarter ended September 30, 2021. Throughout 2020, 2021 and the first nine months of 2022, the Company adjusted the economic risk and interest risk factors methodology to incorporate the current economic implications from the COVID-19 pandemic as well as the continuing labor shortage. In addition, the Company adjusted the factors to incorporate the potential and realized implications from rising interest rates, input price increases and ongoing supply chain disruptions.
    Net interest margin (fully tax equivalent basis) increased to 3.57% for the quarter ended September 30, 2022 compared to 3.47% for the same period in 2021. Net interest income, before provision for credit losses, increased $1,954,000, or 10.73%, to $20,164,000 for the third quarter of 2022, compared to $18,210,000 for the same period in 2021. The net interest margin period-to-period comparisons were impacted by the increase in the yield on the average investment securities, including interest-earning deposits in other banks and Federal funds sold, offset by the decrease in the yield on the loan portfolio. The effective yield on average investment securities, including interest-earning deposits in other banks and Federal funds sold, increased to 2.46% for the three months ended September 30, 2022, compared to 2.14% for the three months ended September 30, 2021. The effective yield on average loans decreased to 4.90% for the three months ended September 30, 2022, compared to 4.91% for the three months ended September 30, 2021. Total average PPP loans, which have an annual interest rate of 1.00%, were $659,000 and $158,490,000 for the three months ended September 30, 2022 and 2021, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the three months ended September 30, 2022 and 2021 was 4.84% and 4.73%, respectively. The cost of deposits (calculated by dividing annualized interest expense on interest bearing deposits by total deposits), decreased to 0.04% for the quarter ended September 30, 2022 compared to 0.05% for the same period in 2021.
    Non-interest income decreased $668,000 or 31.10% to $1,480,000 for the quarter ended September 30, 2022 compared to $2,148,000 for the same period in 2021, primarily driven by an increase of $131,000 in net realized losses on sales and calls of investment securities, a decrease in loan placement fees of $312,000, a decrease of $182,000 in other income, and a decrease in interchange fees of $40,000. Non-interest expense for the quarter ended September 30, 2022 increased $736,000 or 6.10% from the comparable period due to increases in salaries and employee benefits primarily attributed to non-recurring severance and overtime expenditures.
    Annualized return on average equity (ROE) for the third quarter of 2022 increased to 14.42% compared to 10.41% for the same period in 2021. The increase in ROE reflects the decrease in average shareholders’ equity, notwithstanding the decrease in net income compared to the prior year. Annualized return on average assets (ROA) was 1.06% and 1.13% for the quarters ended September 30, 2022 and 2021, respectively. Total average equity decreased to $177,083,000 for the third quarter of 2022 compared to $250,520,000 for the third quarter of 2021. The Company declared and paid $0.12 per share in cash dividends to holders of common stock during the third quarters of 2022 and 2021. The change in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in accumulated other comprehensive income (AOCI), and share repurchases.
    The Company’s average total assets increased $96,242,000 or 4.15% to $2,414,414,000 during the third quarter of 2022 compared to the same period in 2021.  Total average interest-earning assets increased $164,489,000 or 7.73% in the third quarter of 2022 compared to the same period of 2021.  Total average loans, including nonaccrual loans, increased $120,067,000 or 11.22% in the third quarter of 2022 compared to the same period in 2021. Average total investments and interest-earning deposits in other banks increased $42,838,000 or 4.04% in the quarter ended September 30, 2022 compared to the same period in 2021.  Average interest-bearing liabilities increased $55,816,000 or 5.02% in the quarter ended September 30, 2022 compared to the same period in 2021. Average non-interest bearing demand deposits increased 13.75% to $1,041,698,000 in the third quarter of 2022 compared to $915,742,000 during the same period in 2021.  The ratio of average non-interest bearing demand deposits to average total deposits was 48.50% in the third quarter of 2022 compared to 45.30% in 2021.

First Nine Months of 2022

For the nine months ended September 30, 2022, our consolidated net income was $19,012,000 compared to $21,563,000 for the same period in 2021.  Diluted EPS was $1.62 for the first nine months of 2022 compared to $1.74 for the first nine months of 2021.  Net income for the nine-month period ended September 30, 2022 decreased 11.83%, compared to the nine-month period ended September 30, 2021, primarily driven by a provision for credit losses, an increase in net realized losses on sales and calls of investment securities, a decrease in loan placement fees, and an increase in non-interest expense, partially offset by an increase in net interest income, an increase in service charge income, and a decrease in provision for income taxes. Net interest income before the provision for credit losses increased $3,725,000 or 6.92%.  The impact to interest income from the accretion of the loan marks on acquired loans was $445,000 and $579,000 for the nine months ended September 30, 2022 and 2021, respectively. Net interest income during the first nine months of 2022 and 2021 benefited by approximately $562,000 and $438,000, respectively, in nonrecurring income from loan prepayment penalties. Excluding the loan mark accretion and prepayment penalties, net interest income for the nine months ended September 30, 2022, increased by $3,735,000 compared to the nine-month period ended September 30, 2021. Non-interest income decreased $2,140,000 or 34.38%, and non-interest expense increased $1,246,000 or 3.55% in the first nine months of 2022 compared to the first nine months of 2021. During the nine months ended September 30, 2022, the Company recorded $500,000 provision for credit losses compared to a $3,800,000 reversal of provision during same period in 2021. Net recoveries of previously charged-off loans totaling $266,000 and $946,000 were recorded during the nine months ended September 30, 2022 and 2021, respectively.
Annualized return on average equity for the nine months ended September 30, 2022 increased to 12.98% compared to 11.60% for the same period in 2021.  The increase in ROE reflects the decrease in average shareholders’ equity, notwithstanding the decrease in net income compared to the prior year. Annualized return on average assets was 1.04% and 1.30% for the nine months ended September 30, 2022 and 2021, respectively.  Total average equity decreased to $195,295,000 for the nine months ended September 30, 2022 compared to $247,814,000 for the same period in 2021.  The change in shareholders’ equity was driven by the retention of earnings, net of dividends paid, the decrease in accumulated other comprehensive income (AOCI), and share repurchases.
Our average total assets increased $221,222,000 or 9.98% in the first nine months of 2022 compared to the same period in 2021.  Total average interest-earning assets increased $264,706,000 or 12.97% comparing the first nine months of

2022 to the same period in 2021.  Average total loans, including nonaccrual loans, increased $21,553,000 or 2.00% comparing the first nine months of 2022 to the same period in 2021. The effective yield on average loans decreased to 4.84% for the nine months September 30, 2022, compared to 5.04% for the nine months September 30, 2021. Total average PPP loans were $4,935,000 and $140,883,000 for the nine months ended September 30, 2022 and 2021, respectively. Excluding PPP loans from total average loans, the effective yield on average loans for the nine months ended September 30, 2022 and 2021 was 4.79% and 4.90%, respectively. Average total investments (securities and interest-earning deposits) increased $240,734,000, or 24.92% in the nine-month period ended September 30, 2022 compared to the same period in 2021. Average interest-bearing liabilities increased $182,876,000 or 17.39% on a period-to-period comparison.
Our net interest margin (fully tax equivalent basis) for the first nine months ended September 30, 2022 decreased to 3.42% compared to 3.60% for the same period in 2021. The decrease in net interest margin in the period-to-period comparison resulted primarily from a decrease in the yield on the loan portfolio and an increase in the cost of total interest-bearing liabilities, partially offset by an increase in the effective yield on the Company’s average investment securities.  The effective yield on interest-earning assets decreased 12 basis points to 3.54% for the nine-month period ended September 30, 2022 compared to 3.66% for the same period in 2021. For the nine-month period ended September 30, 2022, the effective yield on investment securities, including Federal funds sold and interest-earning deposits in other banks, increased 24 basis points, compared to the same period in the prior year, and the effective yield on loans decreased 20 basis points. The cost of total interest-bearing liabilities increased 11 basis points to 0.22% compared to 0.11% for the same period in 2021.  The cost of total deposits, including noninterest bearing accounts decreased to 0.04% compared to 0.05% for the nine months ended September 30, 2022 and 2021, respectively.
Net interest income before the reversal of provision for credit losses for the nine months ended September 30, 2022 was $57,571,000 compared to $53,846,000 for the same period in 2021, an increase of $3,725,000 or 6.92%.  Net interest income increased as a result of yield changes, and asset mix changes, offset by an increase in average earning assets and an increase in interest-bearing liabilities. The Bank recovered $562,000 and $438,000, of foregone interest income and prepaid payment penalties in 2022 and 2021, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was $445,000 and $579,000 for the nine months ended September 30, 2022 and 2021, respectively. The Bank had non-accrual loans totaling $251,000 at September 30, 2022, compared to $946,000 at December 31, 2021 and $1,597,000 at September 30, 2021.  The Company had no other real estate owned or repossessed assets at September 30, 2022, December 31, 2021, or September 30, 2021.
At September 30, 2022, we had total net loans of $1,214,904,000, total assets of $2,425,698,000, total deposits of $2,139,144,000, and shareholders’ equity of $158,814,000.
Non-interest income was $4,084,000 for the nine months ended September 30, 2022 compared to $6,224,000 for the same period in 2021.  The $2,140,000 or 34.38% decrease in non-interest income during the nine months ended September 30, 2022 was primarily driven by a decrease in loan placement fees of $912,000, a decrease of $785,000 in other income, and an increase of $815,000 in net realized losses on sales and calls of investment securities, offset by an increase in service charge income of $172,000, an increase of $39,000 in interchange fees, an increase of $140,000 in appreciation in cash surrender value of bank-owned life insurance, and an increase in FHLB dividends of $21,000.

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
·                                          Asset quality;
·                                          Asset growth;
·                                          Capital adequacy;
·                                          Operating efficiency; and
·                                          Liquidity

Return to Our Shareholders

Our return to shareholders is determined in a ratio that measures the return on average equity (ROE), which is net income divided by average shareholders’ equity. Our annualized ROE was 12.98% for the nine months ended September 30, 2022 compared to 11.50% for the year ended December 31, 2021 and 11.60% for the nine months ended September 30, 2021.  Our net income for the nine months ended September 30, 2022 decreased $2,551,000 or 11.83% to $19,012,000 compared to $21,563,000 for the nine months ended September 30, 2021, primarily driven by a $500,000 provision for credit losses, compared to a $3,800,000 reversal of provision in the prior period, an increase in net realized losses on sales and calls of investment securities, a decrease in loan placement fees, a decrease in non-interest income, and an increase in total non-interest expenses, partially offset by a decrease in the provision for income taxes, an increase in interchange fees, an increase in service charge income, and an increase in net interest income. Net interest margin (NIM) decreased 18 basis points for the nine-month period ended September 30, 2022 compared to the nine months ended September 30, 2021.  Diluted EPS was $1.62 for the nine months ended September 30, 2022 and $1.74 for the same period in 2021.

Return on Average Assets

Our return on average assets (ROA) is a ratio that we use to compare our performance with other banks and bank holding companies.  Our annualized ROA for the nine months ended September 30, 2022 was 1.04% compared to 1.25% for the year ended December 31, 2021 and 1.30% for the nine months ended September 30, 2021.  The decrease in ROA for the nine months ended September 30, 2022 compared to September 30, 2021 was due to the decrease in net income.  Average assets for the nine months ended September 30, 2022 was $2,438,633,000 compared to $2,267,615,000 for the year ended December 31, 2021.  Median ROA for our peer group was 0.93% for the year ended December 31, 2021.  Peer group data from S&P Global Market Intelligence includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only improving net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of processes, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin.  The Company’s net interest margin (fully tax equivalent basis) decreased to 3.42% for the nine months ended September 30, 2022, compared to 3.60% for the same period in 2021.  The decrease in net interest margin in the period-over-period comparison resulted primarily from the decrease in the yield on the Company’s loan portfolio, the increase on the cost of interest bearing liabilities, offset by the increase in the effective yield on average investment securities (including interest-earning deposits in other banks and Federal funds sold). Interest-bearing liabilities continue to benefit from low interest rates. In comparing the two periods ending September 30, 2022 and 2021, the effective yield on total earning assets decreased 12 basis points, while the cost of total interest-bearing liabilities increased 11 basis points and the cost of total deposits decreased to 0.04% compared to 0.05%.  Net interest income before the provision for credit losses for the nine-month period ended September 30, 2022 was $57,571,000 compared to $53,846,000 for the same period in 2021.
    Our non-interest income generally consists of service charges and fees on deposit accounts, fee income from loan placements and other services, appreciation in cash surrender value of bank-owned life insurance, net gains from sales of investment securities, FHLB dividends, and other income. Non-interest income for the nine months ended September 30, 2022 decreased $2,140,000 or 34.38%, to $4,084,000 compared to $6,224,000 for the nine months ended September 30, 2021.  The decrease resulted primarily from decreases in loan placement fees, other income, and in net realized losses on sales and calls of investment securities, offset by increases in service charge income, FHLB dividends; appreciation in cash surrender value of bank-owned life insurance, and interchange fees, compared to the comparable 2021 period.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of percentage of total loans and total assets and is a key element in estimating the future earnings of a company.  Total nonperforming assets were $251,000 and $946,000 at September 30, 2022 and December 31, 2021, respectively.  Nonperforming assets totaled 0.02% of gross loans as of September 30, 2022 and 0.09% of gross loans as of December 31, 2021. The ratio of nonperforming assets to total assets was 0.01% as of September 30, 2022 and 0.04% as of December 31, 2021. The nonperforming assets at September 30, 2022 and December 31, 2021 consisted of nonaccrual loans of $251,000 and $946,000, respectively. The Company had no other real estate owned (OREO) or repossessed assets at September 30, 2022 or December 31, 2021. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The allowance for credit losses as a percentage of the outstanding loan balance was 0.85% as of September 30, 2022 and 0.92% as of December 31, 2021. The ratio of net charge-off (recovery) to average loans was (0.03)% for the nine months ended September 30, 2022 and (0.09)% as of December 31, 2021.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased by $24,441,000 or 1.00% during the nine months ended September 30, 2022 to $2,425,698,000 compared to $2,450,139,000 as of December 31, 2021.  Total gross loans increased by 17.92% or $186,159,000 to $1,225,270,000 as of September 30, 2022 compared to $1,039,111,000 as of December 31, 2021.  The gross loan increase consisted of a decrease of $18,203,000 in the PPP loans, and an increase of $204,362,000 in non-PPP loan growth. Total deposits increased 0.77% to $2,139,144,000 as of September 30, 2022 compared to $2,122,797,000 as of December 31, 2021. The Company’s deposit balances for the nine months ended September 30, 2022 increased through organic growth. Our loan-to-deposit ratio at September 30, 2022 was 57.28% compared to 48.95% at December 31, 2021.  The loan-to-deposit ratio of our peers was 71.00% at December 31, 2021.  Further discussion of loans and deposits is below.

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
    The Company and the Bank are each subject to regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements may cause certain mandatory and discretionary actions by regulators that, if undertaken, could have a material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative and qualitative measures. These measures were established by bank regulatory agencies to ensure capital adequacy. As of August 30, 2018, bank holding companies with consolidated assets of less than $3 billion and banks like Central Valley Community Bank became subject to new capital requirements, and certain provisions of the new rules were phased in through 2019 under the Dodd-Frank Act and Basel III. As of September 30, 2022, the Bank met or exceeded all regulatory capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at September 30, 2022. The Company’s regulatory capital ratios are presented in the table in the “Capital” section below.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before provision for credit losses and taxes are generated as a percentage of revenue.  When measuring operating efficiency, a lower ratio is more favorable.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income before provision for credit losses (computed on a tax equivalent basis) plus non-interest income, excluding gains and losses from sales of securities and OREO, and gains related to the collection of life insurance proceeds) was 56.29% for the nine months ended September 30, 2022 compared to 56.46% for the nine months ended September 30, 2021.  The modest improvement in the efficiency ratio was due to the increase in non-interest income outpacing the increase in non-interest expense. Further discussion of the change in net interest income and increase in operating expenses is below.
    The Company’s net interest income before provision for credit losses on a non tax-equivalent basis plus non-interest income, net of investment securities related gains, increased 4.22% to $63,789,000 for the first nine months of 2022 compared to $61,209,000 for the same period in 2021, while operating expenses, net of losses on sale of assets, and amortization of core deposit intangibles, increased 3.90% to $35,907,000 from $34,559,000 for the same period in 2021.

Liquidity

Liquidity management involves the Bank’s ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings.  Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee.  This process is intended to ensure the maintenance of sufficient liquidity to meet our funding needs, including adequate cash flow for off-balance sheet commitments.  Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (“FHLB”).  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $277,058,000 with the FHLB.  These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, available-for-sale securities, and equity securities) totaling $716,422,000 or 29.53% of total assets at September 30, 2022 and $1,280,091,000 or 52.25% of total assets as of December 31, 2021.

RESULTS OF OPERATIONS

Net Income for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net income decreased to $19,012,000 for the nine months ended September 30, 2022 compared to $21,563,000 for the nine months ended September 30, 2021.  Basic and diluted earnings per share for September 30, 2022 were $1.62 and $1.62, respectively. Basic and diluted earnings per share for the same period in 2021 were $1.75 and $1.74, respectively. Annualized ROE was 12.98% for the nine months ended September 30, 2022 compared to 11.60% for the nine months ended September 30, 2021.  Annualized ROA for the nine months ended September 30, 2022 and 2021 was 1.04% and 1.30%, respectively.
    The decrease in net income for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily driven by an increase in non-interest expense, a provision for credit losses, an increase in net realized losses on sales and calls of investment securities, and a decrease in loan placement fees, partially offset by an increase in net interest income, a decrease in provision for income taxes, and an increase in service charge income. During the nine months ended September 30, 2022, the Company recorded a $500,000 provision for credit losses, compared to a $3,800,000 reversal of provision during the nine months ended September 30, 2021. The provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the nine months ended September 30, 2022, the Company adjusted the economic risk factor methodology to incorporate the current economic implications from the COVID-19 pandemic as well as the continuing labor shortage. In addition, the Company adjusted the factors to incorporate the potential and realized implications from rising interest rates, input price increases and ongoing supply chain disruptions.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2022			For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$55,925	$157	0.37%	$104,705	$89	0.11%
Securities:
Taxable securities	881,860	14,586	2.21%	629,710	9,937	2.10%
Non-taxable securities (1)	269,054	6,512	3.23%	231,690	5,244	3.02%
Total investment securities	1,150,914	21,098	2.44%	861,400	15,181	2.35%
Total securities and interest-earning deposits	1,206,839	21,255	2.35%	966,105	15,270	2.11%
Loans (2) (3)	1,098,274	39,752	4.84%	1,074,302	40,529	5.04%
Total interest-earning assets	2,305,113	$61,007	3.54%	2,040,407	$55,799	3.66%
Allowance for credit losses	(9,860)			(11,969)
Nonaccrual loans	317			2,736
Cash and due from banks	39,152			36,776
Bank premises and equipment	8,139			8,421
Other assets	95,772			141,040
Total average assets	$2,438,633			$2,217,411
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$587,859	$130	0.03%	$522,122	$143	0.04%
Money market accounts	501,700	488	0.13%	434,204	486	0.15%
Time certificates of deposit	84,994	96	0.15%	89,842	154	0.23%
Total interest-bearing deposits	1,174,553	714	0.08%	1,046,168	783	0.10%
Other borrowed funds	59,646	1,354	3.03%	5,155	70	1.81%
Total interest-bearing liabilities	1,234,199	$2,068	0.22%	1,051,323	$853	0.11%
Non-interest bearing demand deposits	977,164			885,008
Other liabilities	31,975			33,266
Shareholders’ equity	195,295			247,814
Total average liabilities and shareholders’ equity	$2,438,633			$2,217,411
Interest income and rate earned on average earning assets		$61,007	3.54%		$55,799	3.66%
Interest expense and interest cost related to average interest-bearing liabilities		2,068	0.22%		853	0.11%
Net interest income and net interest margin (4)		$58,939	3.42%		$54,946	3.60%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,368 and $1,101 in 2022 and 2021, respectively.
(2)Loan interest income includes loan fees of $410 in 2022 and $4,966 in 2021.
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

Changes in Volume/Rate	For the Nine Months Ended September 30, 2022 and 2021
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(41)	$109	$68
Investment securities:
Taxable	3,979	669	4,648
Non-taxable (1)	845	423	1,268
Total investment securities	4,824	1,092	5,916
Loans	904	(1,681)	(777)
Total earning assets (1)	5,687	(480)	5,207
Interest expense:
Deposits:
Savings, NOW and MMA	93	(104)	(11)
Time certificate of deposits	(8)	(50)	(58)
Total interest-bearing deposits	85	(154)	(69)
Other borrowed funds	742	542	1,284
Total interest-bearing liabilities	827	388	1,215
Net interest income (1)	$4,860	$(868)	$3,992
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans decreased $777,000 or 1.92% for the nine months ended September 30, 2022 compared to the same period in 2021. Net interest income during the first nine months of 2022 was impacted by an increase in average total loans of $23,972,000 or 2.23% to $1,098,274,000 compared to $1,074,302,000 for the same period in 2021. The yield on average loans, excluding nonaccrual loans, was 4.84% for the nine months ended September 30, 2022 compared to 5.04% for the same period in 2021. Net interest income for the period ending September 30, 2022 was benefited by approximately $562,000 in nonrecurring income from prepayment penalties, compared to $438,000 recorded in the same period in 2021.  The impact to interest income from the accretion of the loan marks on acquired loans was $445,000 and $579,000 for the nine months ended September 30, 2022 and 2021, respectively. The remaining balance of accretable loan marks on acquired loans as of September 30, 2022 was $1,349,000.
    Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $5,717,000 in the first nine months of 2022 to $19,887,000 compared to $14,170,000 for the same period in 2021.  The yield on average total investments (total securities and interest-earning deposits) increased 24 basis points to 2.35% for the nine month period ended September 30, 2022 compared to 2.11% for the same period in 2021. Average total securities and interest-earning deposits for the first nine months of 2022 increased $240,734,000 or 24.92% to $1,206,839,000 compared to $966,105,000 for the same period in 2021.  Income from investments represents 34.54% of net interest income for the first nine months of 2022 compared to 26.32% for the same period in 2021.
    The net-of-tax unrealized loss on the investment portfolio was $90,622,000 at September 30, 2022 and is reflected in the Company’s equity.  At September 30, 2022, the average life of the investment portfolio was 5.95 years and the fair value of the portfolio reflected a net pre-tax unrealized loss of $104,377,000.  Management reviews fair value declines on individual investment securities to determine whether they represent an other-than-temporary impairment (OTTI). Refer to Note 3 of the Notes to Consolidated Financial Statements (unaudited) for more detail. For the nine months ended September 30, 2022 and 2021, no OTTI was recorded.  Additional deterioration in the market values of our investment securities, if any, may require the Company to recognize OTTI losses in future periods.
    A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  At September 30, 2022, we estimate an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the available-for-sale investment portfolio by approximately $63,000 or 9.29%.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $67,000 or 9.88%.  Our modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and risk tolerance policy limits established by the Board of Directors to measure the possible future risk in the investment portfolio.
    Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, concentration guidelines, prohibited investments, impairment, and prohibited practices.
    Total interest income on a non-tax equivalent basis for the nine months ended September 30, 2022 increased $4,940,000 or 9.03% to $59,639,000 compared to $54,699,000 for the nine months ended September 30, 2021.  The yield on interest earning assets decreased 12 basis points to 3.54% on a fully tax equivalent basis for the nine months ended September 30, 2022 from 3.66% for the period ended September 30, 2021. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $2,305,113,000 for the nine months ended September 30, 2022 compared to $2,040,407,000 for the nine months ended September 30, 2021.  The $264,706,000 increase in average earning assets was attributed to the $240,734,000 increase in average investments, offset by a $23,972,000 or 2.23% decrease in average loans.
    Interest expense on deposits for the nine months ended September 30, 2022 and 2021 was $714,000 and $783,000, respectively. The average interest rate on interest bearing deposits decreased to 0.08% for the nine months ended September 30, 2022 compared to 0.10% for the same period ended September 30, 2021.  Average interest-bearing deposits increased 12.27% or $128,385,000 to $1,174,553,000 for the nine months ended September 30, 2022 compared to $1,046,168,000 for the same period ended September 30, 2021.
    Average other borrowed funds were $59,646,000 with an effective rate of 3.03% for the nine months ended September 30, 2022 compared to $5,155,000 with an effective rate of 1.81% for the nine months ended September 30, 2021.  Total interest expense on other borrowed funds was $1,354,000 for the nine months ended September 30, 2022 and $70,000 for the nine months ended September 30, 2021.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, senior debt, advances on lines of credit, advances from the Federal Home Loan Bank (“FHLB”), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rates were 2.64% and 1.73% at September 30, 2022 and December 31, 2021, respectively. The subordinated debt, issued in 2021, initially bears a fixed interest rate of 3.125% per year until December 1, 2026 when the interest rate will reset to a floating rate. The senior debt carries a floating rated payable at the Prime Rate less 50 basis points. See the section on “Financial Condition” for more detail.
    The cost of interest-bearing liabilities increased 11 basis points to 0.22% for the nine-month period ended September 30, 2022 compared to 0.11% for the same period in 2021. The cost of total deposits decreased to 0.04% compared to 0.05% for the nine-month periods ended September 30, 2022 and 2021, respectively.  Average non-interest bearing demand deposits increased 10.41% to $977,164,000 in 2022 compared to $885,008,000 for 2021.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 45.41% in the nine-month period ended September 30, 2022 compared to 45.83% for the same period in 2021.

Net Interest Income before Provision for Credit Losses

Net interest income before the provision for credit losses for the nine months ended September 30, 2022 increased by $3,725,000 or 6.92% to $57,571,000 compared to $53,846,000 for the same period in 2021.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, partially offset by an increase in average interest bearing liabilities. The impact to interest income from the accretion of the loan marks on acquired loans was $445,000 and $579,000 for the nine months ended September 30, 2022 and 2021, respectively. In addition, net interest income before the provision for credit losses for the nine months ended September 30, 2022 was benefited by approximately $562,000 in nonrecurring income from prepayment penalties, as compared to $438,000 in nonrecurring income for the nine months ended September 30, 2021. Excluding these reversals and benefits, net interest income for the nine months ended September 30, 2022 increased by $3,735,000 compared to the nine months ended September 30, 2021. Average interest earning assets were $2,305,113,000 for the nine months ended September 30, 2022 with a net interest margin (fully tax equivalent basis) of 3.42% compared to $2,040,407,000 with a net interest margin (fully tax equivalent basis) of 3.60% for the nine months ended September 30, 2021.  The $264,706,000 increase in average earning assets was attributed to the $240,734,000 increase in average total investments, offset by the $23,972,000 or 2.23% increase in average loans.  For the nine months ended September 30, 2022, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 24 basis points. The effective yield on loans decreased 20 basis points. Average interest bearing liabilities increased 17.39% to $1,234,199,000 for the nine months ended September 30, 2022, compared to $1,051,323,000 for the same period in 2021.

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
    The allocation of the allowance for credit losses is set forth below (in thousands):

Loan Type	September 30, 2022	December 31, 2021
Commercial:
Commercial and industrial	$1,912	$1,691
Agricultural production	179	320
Total commercial	2,091	2,011
Real estate:
Owner occupied	903	1,355
Real estate construction and other land loans	1,423	812
Commercial real estate	4,302	3,805
Agricultural real estate	739	697
Other real estate	46	72
Total real estate	7,413	6,741
Consumer:
Equity loans and lines of credit	507	256
Consumer and installment	226	312
Total consumer	733	568
Unallocated reserves	129	280
Total allowance for credit losses	$10,366	$9,600

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
     During the nine months ended September 30, 2022, the Company recorded a $500,000 provision for credit losses, compared to a $3,800,000 reversal of provision during the nine months ended September 30, 2021. The provision for credit losses resulted from our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section. During the nine months ended September 30, 2022, the Company adjusted the economic risk and interest rate factors to incorporate the potential and realized implications from rising interest rates, input price increases and supply chain backlogs.
    The Company had net recoveries totaling $266,000 for the nine months ended September 30, 2022, and $946,000 for the same period in 2021.
    Nonperforming loans, consisting entirely of nonaccrual loans, were $251,000 and $946,000 at September 30, 2022 and December 31, 2021, respectively, and $1,083,498,000 at September 30, 2021.  Nonperforming loans as a percentage of total loans were 0.02% at September 30, 2022 compared to 0.09% at December 31, 2021 and 0.15% at September 30, 2021.  The Company had no other real estate owned (OREO) at September 30, 2022 or December 31, 2021. The Company held no repossessed assets at September 30, 2022 or December 31, 2021.
    The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.03)% for the nine months ended September 30, 2022, and (0.12)% for the same period in 2021.
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
    We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of September 30, 2022, there were $22.7 million in classified loans of which $1.7 million related to commercial and industrial loans, $3.0 million to agricultural production, $2.2 million to owner occupied real estate, $13.2 to real estate construction and other land loans, and $2.4 million in commercial real estate. This compares to $8.5 in classified loans of which $2.6 million related to commercial and industrial loans, $2.4 million to agricultural production, $3.6 million to owner occupied real estate as of December 31, 2021.
    As of September 30, 2022, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio.  However, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to the “Allowance for Credit Losses” section for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses, was $57,071,000 for the nine months period ended September 30, 2022 and $57,646,000 for the same period in 2021.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $4,084,000 for the nine months ended September 30, 2022 compared to $6,224,000 for the same period in 2021.  The $2,140,000 or 34.38% decrease in non-interest income during the nine months ended September 30, 2022 was primarily driven by a decrease in loan placement fees of $912,000, a decrease of $785,000 in other income, and an increase of $815,000 in net realized losses on sales and calls of investment securities, offset by an increase in service charge income of $172,000, an increase of $39,000 in interchange fees, an increase of $140,000 in appreciation in cash surrender value of bank-owned life insurance, and an increase in FHLB dividends of $21,000.

    During the nine months ended September 30, 2022, we realized a net loss on sales and calls of investment securities of $777,000 compared to a $38,000 net gain for the same period in 2021.  The net losses realized on sales and calls of investment securities in 2022 were the result of a partial restructuring of the investment portfolio designed to improve the future performance of the portfolio and provide needed liquidity for loan growth.
    Customer service charges increased $172,000 or 12.41% to $1,558,000 for the first nine months of 2022 compared to $1,386,000 for the same period in 2021. Interchange fees increased $39,000 to $1,352,000 the first nine months of 2022 compared to $1,313,000 for the same period in 2021. Loan placement fees decreased $912,000 or 55.81% to $722,000 for the first nine months of 2022 compared to $1,634,000 for the same period in 2021. Other income decreased $785,000 the first nine months of 2022 compared to the same period in 2021.
    The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,169,000 in FHLB stock.  We received dividends totaling $258,000 in the nine months ended September 30, 2022, compared to $237,000 for the same period in 2021.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,246,000 or 3.55% to $36,326,000 for the nine months ended September 30, 2022, compared to $35,080,000 for the nine months ended September 30, 2021.  The net increase for the first nine months of 2022 was primarily the result of increases in salaries and employee benefits of $493,000, information technology of $404,000, occupancy and equipment expenses of $331,000, professional services of $113,000, regulatory assessments of $88,000, operating losses of $62,000, advertising of $30,000, general insurance of $26,000, donations of $29,000, partially offset by decreases in internet banking of $164,000, data processing expenses of $192,000, directors’ expenses of $122,000, personnel expenses of $17,000, ATM/Debit card expenses of $27,000, armored courier expenses of $9,000, and amortization of software of $13,000.
    The Company’s efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangible assets and foreclosure expenses) to net interest income before provision for credit losses (calculated on a fully tax equivalent basis) plus non-interest income (exclusive of net realized gains on sales and calls of investments, OREO related gains and losses, and gains related to the collection of life insurance proceeds) was 56.29% for the nine months ended September 30, 2022 compared to 56.46% for the nine months ended September 30, 2021. The modest improvement in the efficiency ratio was due to the increase in non-interest income outpacing the increase in non-interest expense.
    Salaries and employee benefits increased $493,000 or 2.35% to $21,501,000 for the first nine months of 2022 compared to $21,008,000 for the nine months ended September 30, 2021.  The increase in salaries and employee benefits was primarily attributed to non-recurring expenditures relating to severance for the transition of our Chief Financial Officer, and overtime expenditures relating to the Company’s core software conversion. Full time equivalent employees were 249 for the nine months ended September 30, 2022, compared to 258 for the nine months ended September 30, 2021.
    Occupancy and equipment expense increased $331,000 or 9.36% to $3,869,000 for the nine months ended September 30, 2022 compared to $3,538,000 for the nine months ended September 30, 2021. The Company made no changes in its depreciation expense methodology. The Company operated 20 full-service offices at September 30, 2022 and at September 30, 2021.
    Data processing expense decreased to $1,649,000 for the nine months ended September 30, 2022 compared to $1,841,000 for the same period in 2021. Regulatory assessments increased to $640,000 for the nine months ended September 30, 2022 compared to $552,000 for the same period in 2021.  The assessment base for calculating regulatory assessments is average assets less average tangible equity.
    Professional services increased by $113,000 in the first nine months of 2022 compared to the same period in 2021.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Nine Months Ended September 30,
	2022		2021
(Dollars in thousands)	Other Expense	% Average Assets	Other Expense	% Average Assets
Stationery/supplies	$122	0.01%	$123	0.01%
Amortization of software	51	—%	64	—%
Postage	150	0.01%	156	0.01%
Risk management expense	80	—%	78	—%
Shareholder services	82	—%	84	0.01%
Personnel other	219	0.01%	236	0.01%
Armored courier fees	190	0.01%	199	0.01%
Telephone	252	0.01%	161	0.01%
Alarm	90	—%	100	0.01%
Donations	171	0.01%	142	0.01%
Education/training	119	0.01%	123	0.01%
Loan related expenses	291	0.02%	216	0.01%
General insurance	171	0.01%	145	0.01%
Travel and mileage expense	135	0.01%	59	—%
Operating losses	139	0.01%	77	—%
Other	784	0.04%	689	0.04%
Total other non-interest expense	$3,046	0.17%	$2,652	0.16%

Provision for Income Taxes

Our effective income tax rate was 23.43% for the nine months ended September 30, 2022 compared to 25.10% for the nine months ended September 30, 2021. The Company reported an income tax provision of $5,817,000 for the nine months ended September 30, 2022, compared to $7,227,000 for the nine months ended September 30, 2021.  The effective tax rate was affected by the increase in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of September 30, 2022 and December 31, 2021, there was no reserve for uncertain tax positions.

Net Income for the Third Quarter of 2022 Compared to the Third Quarter of 2021

Net income decreased to $6,384,000 for the quarter ended September 30, 2022 compared to $6,521,000 for the quarter ended September 30, 2021.  Basic earnings per share was $0.55 for the quarter ended September 30, 2022 compared to $0.54 for the same period in 2021. Diluted earnings per share was $0.55 for the quarter ended September 30, 2022 compared to $0.54 for the same period in 2021. Annualized ROE was 14.42% for the quarter ended September 30, 2022 compared to 10.41% for the quarter ended September 30, 2021.  Annualized ROA for the three months ended September 30, 2022 was 1.06% compared to 1.13% for the quarter ended September 30, 2021.

The decrease in net income during the third quarter of 2022 compared to the same period in 2021 is primarily due to a decrease in total non-interest income of $668,000, an increase in provision for credit losses of $1,000,000, and an increase in non-interest expenses of $736,000, partially offset by an increase in net interest income before the provision for credit losses of $1,954,000, and a decrease in the provision for income taxes of $313,000. During the quarter ended September 30, 2022, the Company recorded a $500,000 provision for credit losses, compared to a $500,000 reversal of provision during the quarter ended September 30, 2021. Non-interest income decreased $668,000 or 31.10% to $1,480,000 for the quarter ended September 30, 2022 compared to $2,148,000 in the same period in 2021, primarily due to an increase in net realized losses on sales and calls of investment securities of $131,000. In addition, during the third quarter 2022 there was a decrease in loan placement fees of $312,000, a decrease in other income of $182,000, a decrease of $40,000 in interchange fees, and a decrease of $12,000 in service charge income compared to the same period in 2021.

Interest Income and Expense

The following table sets forth a summary of average balances with corresponding interest income and interest expense as well as average yield and cost information for the periods presented.  Average balances are derived from daily balances, and non-accrual loans are not included as interest earning assets for purposes of this table.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2022			For the Three Months Ended September 30, 2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$6,192	$48	3.10%	$70,980	$29	0.16%
Securities
Taxable securities	819,649	4,411	2.15%	746,923	3,842	2.06%
Non-taxable securities (1)	276,125	2,311	3.35%	241,225	1,794	2.97%
Total investment securities	1,095,774	6,722	2.45%	988,148	5,636	2.28%
Total securities and interest-earning deposits	1,101,966	6,770	2.46%	1,059,128	5,665	2.14%
Loans (2) (3)	1,189,762	14,708	4.90%	1,068,111	13,208	4.91%
Total interest-earning assets	2,291,728	$21,478	3.72%	2,127,239	$18,873	3.52%
Allowance for credit losses	(9,877)			(10,558)
Non-accrual loans	260			1,844
Cash and due from banks	32,144			39,566
Bank premises and equipment	7,984			8,562
Other assets	92,175			151,519
Total average assets	$2,414,414			$2,318,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$584,070	$60	0.04%	$551,590	$50	0.04%
Money market accounts	443,301	142	0.13%	464,546	166	0.14%
Time certificates of deposit	78,563	29	0.15%	89,621	47	0.21%
Total interest-bearing deposits	1,105,934	231	0.08%	1,105,757	263	0.09%
Other borrowed funds	60,794	597	3.93%	5,155	22	1.71%
Total interest-bearing liabilities	1,166,728	$828	0.28%	1,110,912	$285	0.10%
Non-interest bearing demand deposits	1,041,698			915,742
Other liabilities	28,905			40,998
Shareholders’ equity	177,083			250,520
Total average liabilities and shareholders’ equity	$2,414,414			$2,318,172
Interest income and rate earned on average earning assets		$21,478	3.72%		$18,873	3.52%
Interest expense and interest cost related to average interest-bearing liabilities		828	0.28%		285	0.10%
Net interest income and net interest margin (4)		$20,650	3.57%		$18,588	3.47%
(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $486 and $377 in 2022 and 2021, respectively.
(2)Loan interest income includes loan costs of $80 in 2022 and loan fees $1,076 in 2021.
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

Changes in Volume/Rate	For the Three Months Ended September 30, 2022 and 2021
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(25)	$45	$20
Investment securities:
Taxable	374	193	567
Non-taxable (1)	259	258	517
Total investment securities	633	451	1,084
Federal funds sold	—	—	—
Loans	1,504	(4)	1,500
Total earning assets (1)	2,112	492	2,604
Interest expense:
Deposits:
Savings, NOW and MMA	(6)	(9)	(15)
Time certificate of deposits	(5)	(13)	(18)
Total interest-bearing deposits	(11)	(22)	(33)
Other borrowed funds	258	316	574
Total interest-bearing liabilities	247	294	541
Net interest income (1)	$1,865	$198	$2,063
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,500,000 or 11.36% to $14,708,000 for the third quarter of 2022 compared to $13,208,000 for the same period in 2021.  Total average loans, including nonaccrual loans, for the third quarter of 2022 increased $120,067,000 or 11.22% to $1,190,022,000 compared to $1,069,955,000 for the same period in 2021.  Yield on the loan portfolio, excluding nonaccrual loans, was 4.90% and 4.91% for the third quarters ending September 30, 2022 and 2021, respectively.  Net interest income during the third quarters of 2022 and 2021 benefited by approximately $92,000 and $4,000, respectively, in nonrecurring income from prepayment penalties and payoff of loans previously on nonaccrual status. The accretion of the loan marks on acquired loans increased interest income by $121,000 and $231,000 during the quarters ended September 30, 2022 and 2021, respectively.
Income from investments represents 31.16% of net interest income for the third quarter of 2022 compared to 29.04% for the same quarter in 2021. Interest income from total investments on a non tax equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits with other banks, and other securities) increased $995,000 in the third quarter of 2022 to $6,284,000 compared to $5,289,000, for the same period in 2021.  The yield on average total investments increased 32 basis points to 2.46% on a fully tax equivalent basis for the third quarter of 2022 compared to 2.14% on a fully tax equivalent basis for the third quarter of 2021. Average total investments and interest bearing deposits in other banks for the third quarter of 2022 increased $42,838,000 or 4.04% to $1,101,966,000 compared to $1,059,128,000 for the third quarter of 2021.
Total interest income for the third quarter of 2022 increased $2,495,000 or 13.49% to $20,992,000 compared to $18,497,000 for the third quarter ended September 30, 2021.  The yield on interest earning assets increased to 3.72% on a fully tax equivalent basis for the third quarter ended September 30, 2022 from 3.52% on a fully tax equivalent basis for the third quarter ended September 30, 2021.  Average interest earning assets increased to $2,291,728,000 for the third quarter ended September 30, 2022 compared to $2,127,239,000 for the third quarter ended September 30, 2021.  The $164,489,000 increase in average earning assets was attributed to the $121,651,000 increase in average loans, and by the $42,838,000 increase in total investments.
Interest expense on deposits for the quarter ended September 30, 2022 decreased $32,000 or 12.17% to $231,000 compared to $263,000 for the quarter ended September 30, 2021.  The cost of deposits, calculated by dividing annualized interest expense on interest bearing deposits by total deposits, was 0.04% and 0.05% for the quarters ended September 30, 2022 and 2021, respectively.  Average interest bearing deposits increased 0.02% or $177,000 in the third quarter of 2022 compared to the same period in 2021.  Average interest-bearing deposits were $1,105,934,000 for the quarter ended September 30, 2022, with an effective rate paid of 0.08%, compared to $1,105,757,000 for the same period in 2021, with an effective rate paid of 0.09%.
Average other borrowed funds totaled $60,794,000 for the quarter ended September 30, 2022, with an effective rate of 3.93% for the quarter ended September 30, 2022 compared to $5,155,000 and 1.71% for the quarter ended September 30, 2021.  As a result, interest expense on borrowed funds increased $575,000 to $597,000 for the quarter ended September 30, 2022, from $22,000 for the quarter ended September 30, 2021.  Other borrowings are comprised of advances from the Federal Home Loan Bank, junior subordinated deferrable interest debentures, senior debt, and advances on available unsecured lines of credit with correspondent banks.
The cost of our interest bearing liabilities was 0.28% and 0.10% for the quarters ended September 30, 2022 and 2021.  The cost of total deposits was 0.04% and 0.05% for the quarters ended September 30, 2022 and 2021.  Average non-interest bearing demand deposits increased 13.75% to $1,041,698,000 for the quarter ended September 30, 2022 compared to $915,742,000 for the quarter ended September 30, 2021.  The ratio of average non-interest bearing demand deposits to average total deposits was 48.50% in the third quarter of 2022 compared to 45.30% for the same period in 2021.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for the quarter ended September 30, 2022, increased $1,954,000 or 10.73% to $20,164,000 compared to $18,210,000 for the quarter ended September 30, 2021.  The increase was due to asset mix changes, and the increase in average interest earning assets, partially offset by an increase in average interest-bearing liabilities. Average interest earning assets were $2,291,728,000 for the quarter ended September 30, 2022, with a net interest margin (fully tax equivalent basis) of 3.57% compared to $2,127,239,000 with a net interest margin (fully tax equivalent basis) of 3.47% for the quarter ended September 30, 2021.  The $164,489,000 increase in average earning assets can be attributed to the $120,067,000 increase in loans, and the $42,838,000 increase in total investments.  Average interest bearing liabilities increased 5.02% to $1,166,728,000 for the quarter ended September 30, 2022 compared to $1,110,912,000 for the same period in 2021.

Provision for Credit Losses

During the quarter ended September 30, 2022, the Company recorded a $500,000 provision for credit losses, compared to $500,000 reversal of provision during the quarter ended September 30, 2021.  The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans, was 0.00% for the quarter ended September 30, 2022 compared to (0.05)% for the quarter ended September 30, 2021.  During the quarter ended September 30, 2022, the Company had net charge-offs totaling $7,000 compared to net recoveries of $122,000 for the same period in 2021. Gross recoveries of previously charged off loan balances during the quarters ended September 30, 2022 and 2021 were $13,000 and $156,000, respectively. Gross charge-offs during the quarters ended September 30, 2022 and 2021 were $20,000 and $34,000, respectively. The majority of the loans charged off were previously classified and sufficient specific reserves related to these impaired credits were held in the allowance for credit losses in reporting periods prior to the date of charge-off.

Non-Interest Income

Non-interest income was $1,480,000 for the quarter ended September 30, 2022 compared to $2,148,000 for the same period ended September 30, 2021.  The $668,000 or 31.10% decrease in non-interest income for the quarter ended September 30, 2022 was primarily due to recording a $312,000 decrease in loan placement fees, a $131,000 increase in net realized losses on sales and calls of investment securities, a $182,000 decrease in other income, a $40,000 decrease in interchange fees, a $12,000 decrease in service charge income, partially offset by a $2,000 increase in appreciation in cash surrender value of bank-owned life insurance. Customer service charges decreased $12,000 or 2.46% to $475,000 for the third quarter of 2022 compared to $487,000 for the same period in 2021, due primarily to an increase in overdraft and analysis fee income.  Other income decreased $182,000 or 66.42% to $92,000 for the third quarter of 2022 compared to $274,000 for the same period in 2021.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, data processing, acquisition and integration expenses, Internet banking, license and maintenance contracts, and professional services are the major categories of non-interest expenses.  Non-interest expenses increased $736,000 or 6.10% to $12,798,000 for the quarter ended September 30, 2022 compared to $12,062,000 for the same period in 2021. The net increase quarter over quarter was a result of increases in salaries and employee benefits of $409,000, increases in occupancy and equipment of $139,000, increases in professional fees of $106,000, increases in operating losses of $33,000, increases in regulatory assessments of $5,000, increases in mileage and travel of $8,000, increases in personnel expense of $29,000, increases in telephone expenses of $49,000, and increases in advertising expenses of $9,000. The increases were partially offset by the decreases in data processing expenses of $39,000, decreases in directors’ expenses of $61,000, decreases in Internet banking of $25,000, decreases in amortization of core deposit intangibles of $35,000, decreases in appraisal fees of $111,000, decreases in education and training expenses of $24,000, and decreases of $12,000 in information technology expenses.
The Company’s efficiency ratio improved to 57.20% for the third quarter of 2022 compared to 57.66% for the third quarter of 2021. The improvement in the efficiency ratio is due to the growth in operating revenue outpacing the growth in non-interest expense.
Salaries and employee benefits increased $409,000 or 5.77% to $7,500,000 for the third quarter of 2022 compared to $7,091,000 for the third quarter of 2021.  The increase was primarily attributed to non-recurring severance and overtime expenditures. The number of full time equivalent (FTE) employees as of September 30, 2022, December 31, 2021 and September 30, 2021 was 247, 273, and 246, respectively.

Provision for Income Taxes

The effective income tax rate was 23.51% for the third quarter of 2022 compared to 25.86% for the same period in 2021.  Provision for income taxes totaled $1,962,000 and $2,275,000 for the quarters ended September 30, 2022 and 2021, respectively.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

September 30, 2022 compared to December 31, 2021

Total assets were $2,425,698,000 as of September 30, 2022, compared to $2,450,139,000 at December 31, 2021, a decrease of 1.00% or $24,441,000.  Total gross loans were $1,225,270,000 at September 30, 2022, compared to $1,039,111,000 at December 31, 2021, an increase of $186,159,000 or 17.92%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 20.89% or $261,310,000 to $989,369,000 at September 30, 2022 compared to $1,250,679,000 at December 31, 2021.  Total deposits increased 0.77% or $16,347,000 to $2,139,144,000 at September 30, 2022, compared to $2,122,797,000 at December 31, 2021.  Shareholders’ equity decreased $89,031,000 or 35.92% to $158,814,000 at September 30, 2022, compared to $247,845,000 at December 31, 2021. The decrease in shareholders’ equity was driven by the adverse change in the unrealized losses on available-for-sale (AFS) investment securities, dividends paid, and share repurchases, offset by the retention of earnings. Accrued interest payable and other liabilities was $33,177,000 at September 30, 2022, compared to $40,043,000 at December 31, 2021, a decrease of $6,866,000.

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

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2022, investment securities with a fair value of $177,503,000, or 18.23% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
    The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at September 30, 2022 was 57.28% compared to 48.95% at December 31, 2021.  The loan-to-deposit ratio of our peers was 71.00% at December 31, 2021.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 20.89% or $261,310,000 to $989,369,000 at September 30, 2022, from $1,250,679,000 at December 31, 2021.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $104,377,000 at September 30, 2022, compared to a net unrealized gain of $10,835,000 at December 31, 2021.
During the second quarter of 2022, the Company designated certain securities previously classified as available-for-sale to the held-to-maturity classification. The securities designated consisted of obligations of states and political subdivision securities, U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities, and corporate debt securities with a total carrying value of $306.7 million at April 1, 2022. At the time of designation the securities included $25.3 million of pretax unrealized losses in other comprehensive income which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
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
    Management evaluated all available-for-sale investment securities with an unrealized loss at September 30, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at September 30, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $75,000.  Management also analyzed any securities that may have been downgraded by credit rating agencies.
     For those securities that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those securities.  There were no OTTI losses recorded during the nine months ended September 30, 2021.
At September 30, 2022, the Company held one U.S. Treasury securities which was in a loss position for more than 12 months.
    At September 30, 2022, the Company held one U.S. Government agency security which was in a loss position for less than 12 months.
    At September 30, 2022, the Company held 97 obligations of states and political subdivision securities of which 73 were in a loss position for less than 12 months and 22 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in obligations of states and political subdivision securities and corporate debt securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
    At September 30, 2022, the Company held 85 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations of which 49 were in a loss position for less than 12 months and 15 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability to hold and does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
    At September 30, 2022, the Company had a total of 97 Private Label Mortgage and Asset Backed Securities (PLMABS).  48 of the PLMABS securities were in a loss position for less than 12 months and 45 have been in loss for more than 12 months at September 30, 2022. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be the maturity date, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022. The Company continues to monitor these securities for indications that declines in value, if any, may be other-than-temporary.
At September 30, 2022, the Company held 13 corporate debt securities of which 8 were in a loss position for less than 12 months and 5 have been in a loss position for more than 12 months. The unrealized loss on the Company’s investments in corporate debt security was caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2022.
    See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $186,159,000 or 17.92% to $1,225,270,000 as of September 30, 2022, compared to $1,039,111,000 as of December 31, 2021.

    The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2022	% of Total Loans	December 31, 2021	% of Total Loans
Commercial:
Commercial and industrial	$147,715	12.1%	$136,847	13.2%
Agricultural production	35,125	2.9%	40,860	3.9%
Total commercial	182,840	15.0%	177,707	17.1%
Real estate:
Owner occupied	195,272	15.9%	212,234	20.4%
Real estate construction and other land loans	97,169	7.9%	61,586	5.9%
Commercial real estate	451,588	37.0%	369,529	35.6%
Agricultural real estate	115,477	9.4%	98,481	9.5%
Other real estate	24,776	2.0%	26,084	2.5%
Total real estate	884,282	72.2%	767,914	73.9%
Consumer:
Equity loans and lines of credit	121,305	9.9%	55,620	5.4%
Consumer and installment	35,546	2.9%	36,999	3.6%
Total consumer	156,851	12.8%	92,619	9.0%
Net deferred origination fees	1,297		871
Total gross loans	1,225,270	100.0%	1,039,111	100.0%
Allowance for credit losses	(10,366)		(9,600)
Total loans	$1,214,904		$1,029,511

    As of September 30, 2022, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 97.1% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.4% of total loans at December 31, 2021.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

    At September 30, 2022, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $79,232,000, of which $2,140,000 were commercial loans, $72,126,000 were real estate loans, and $4,966,000 were consumer loans. At December 31, 2021, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $93,201,000, of which $2,111,000 were commercial loans, $83,128,000 were real estate loans, and $7,962,000 were consumer loans.
    We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan decrease was the forgiveness of PPP loans. As of September 30, 2022, gross loans included $350,000 in PPP loans which are fully guaranteed by the SBA as compared to $18,553,000.00 at December 31, 2021.
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
    At September 30, 2022, total nonperforming assets totaled $251,000, or 0.01% of total assets, compared to $946,000, or 0.04% of total assets at December 31, 2021.  Total nonperforming assets at September 30, 2022, included nonaccrual loans totaling $251,000, no OREO, and no other repossessed assets. Nonperforming assets at December 31, 2021 consisted of $946,000 in nonaccrual loans, no OREO, and no other repossessed assets. At September 30, 2022 and December 31, 2021, we had no loan considered to be a troubled debt restructuring (“TDRs”) included in nonaccrual loans.
    A summary of nonperforming loans at September 30, 2022 and December 31, 2021 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at September 30, 2022 or at December 31, 2021.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonperforming Loans

(In thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans:
Commercial and industrial	$251	$312
Agricultural production	—	634
Total nonaccrual	251	946
Accruing loans past due 90 days or more	—	—
Total nonperforming loans	$251	$946
Ratio of nonperforming loans to total loans	0.02%	0.09%
Ratio of allowance for credit losses to nonperforming loans	4,129.9%	1,014.8%
Loans considered to be impaired	$2,665	$8,586
Related allowance for credit losses on impaired loans	$344	$649

    We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  As of September 30, 2022 and December 31, 2021, we had impaired loans totaling $2,665,000 and $8,586,000, respectively.  For collateral dependent loans secured by real estate, we obtain external valuations which are updated at least annually to determine the fair value of the collateral, and we record a charge-off for the difference between the book value of the loan and the appraised value less selling costs value of the collateral, unless there is an extenuating circumstance that may positively affect the amount collected. We perform quarterly internal reviews on substandard loans. We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive interest and principal under the original contractual terms, or when loans are delinquent 90 days or more unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
    The following table provides a reconciliation of the change in nonaccrual loans for the first nine months of 2022.

(In thousands)	Balance, December 31, 2021	Additions to Nonaccrual Loans	Net Pay Downs	Transfers to Foreclosed Collateral and OREO	Returns to Accrual Status	Charge- Offs	Balance, September 30, 2022
Nonaccrual loans:
Commercial and industrial	$312	$—	$(61)	$—	$—	$—	$251
Agricultural land and industrial	634	—	(634)	—	—	—	—
Total nonaccrual	$946	$—	$(695)	$—	$—	$—	$251

    OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower.  OREO is initially recorded at fair value less costs to sell and thereafter carried at the lower of cost or fair value, less selling costs. We had no OREO properties at September 30, 2022 or December 31, 2021. The Company held no repossessed assets at September 30, 2022 or December 31, 2021.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 55 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 55 quarters was an appropriate look back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look back period.
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

    The following table sets forth information regarding our allowance for credit losses at the dates and for the periods indicated:

	For the Nine Months Ended September 30,	For the Year Ended December 31,	For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2021
Balance, beginning of period	$9,600	$12,915	$12,915
Provision (reversal of) for credit losses	500	(4,300)	(3,800)
Losses charged to allowance	(138)	(267)	(261)
Recoveries	404	1,252	1,207
Balance, end of period	$10,366	$9,600	$10,061
Allowance for credit losses to total loans at end of period	0.85%	0.92%	0.93%

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
    As of September 30, 2022, the balance in the allowance for credit losses (ALLL) was $10,366,000 compared to $9,600,000 as of December 31, 2021.  The increase is attributed to the net recoveries during the nine months ended September 30, 2022.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $319,346,000 as of September 30, 2022, compared to $326,108,000 as of December 31, 2021.  At September 30, 2022 and December 31, 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000 and $115,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ALLL and is considered separately as a liability for accounting and regulatory reporting purposes.
    As of September 30, 2022, the ALLL was 0.85% of total gross loans compared to 0.92% as of December 31, 2021.  Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions, with values of $79,232,000 at September 30, 2022 and $93,201,000 at December 31, 2021. Excluding these FLB, SVB and VCB loans from the calculation, the ALLL to total gross loans was 0.90% and 1.01% at September 30, 2022 and December 31, 2021, respectively and general reserves associated with non-impaired loans to total non-impaired loans was 0.87% and 0.98%, respectively. As of September 30, 2022, gross loans included $350,000 related to PPP loans which are fully guaranteed by the SBA as compared to $18,553,000.00 at December 31, 2021. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 0.90% and 1.04% as of September 30, 2022 and December 31, 2021, respectively. The Company believes the allowance for credit losses is adequate to provide for probable incurred credit losses within the loan portfolio at September 30, 2022. The loan portfolios acquired in the mergers were booked at fair value with no associated allocation in the ALLL.  The size of the fair value discount remains adequate for all non-impaired acquired loans.
    The Company’s loan portfolio balances for the nine months ended September 30, 2022 increased.  Management believes that the change in the allowance for credit losses to total loans ratio is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.
    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ALLL modeling and the changes in other factors, management determined that the ALLL was appropriate as of September 30, 2022. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.
    The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2022		December 31, 2021		September 30, 2021
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Impaired loans with specific reserves	$1,640	0.13%	$8,450	0.81%	$9,436	0.87%
Past due loans	486	0.04%	80	0.01%	313	0.03%
Nonaccrual loans	251	0.02%	946	0.09%	1,597	0.15%

Goodwill and Intangible Assets

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at September 30, 2022, was $53,777,000 consisting of $8,934,000, $14,643,000, $6,340,000, $10,394,000, and $13,466,000 representing the excess of the cost of Bank of Madera County, Service 1st Bancorp, Visalia Community Bank, Sierra Vista Bank, and Folsom Lake Bank, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment. The Company’s annual goodwill test is completed as of September 30 each year.
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
    The intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2017 acquisition of Folsom Lake Bank of $1,879,000 and the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method (which approximates the effective interest method) over estimated lives of five to 10 years from the date of acquisition.  The carrying value of intangible assets at September 30, 2022 was $102,000, net of $3,142,000 in accumulated amortization expense.  The carrying value at December 31, 2021 was $522,000, net of $3,230,000 accumulated amortization expense.  We evaluate the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required in the first nine months of 2022.  Amortization expense recognized was $419,000 and $521,000 for the nine months ended September 30, 2022 and September 30, 2021, respectively.
    The following table summarizes the Company’s estimated remaining core deposit intangible amortization expense for each of the next two years (in thousands):

Years Ended	Estimated Core Deposit Intangible Amortization
2022	$34
2023	68
$102
Deposits and Borrowings

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.
    Total deposits increased $16,347,000 or 0.77% to $2,139,144,000 as of September 30, 2022, compared to $2,122,797,000 as of December 31, 2021.  Interest-bearing deposits decreased $64,747,000 or 5.59% to $1,094,466,000 as of

September 30, 2022, compared to $1,159,213,000 as of December 31, 2021.  Non-interest bearing deposits increased $81,094,000 or 8.42% to $1,044,678,000 as of September 30, 2022, compared to $963,584,000 as of December 31, 2021.  Average non-interest bearing deposits to average total deposits was 45.41% for the nine months ended September 30, 2022 compared to 45.83% for the same period in 2021. The Company’s deposit balances for the nine months ended September 30, 2022 increased through organic growth and PPP loan proceeds retained in customer deposit accounts.
    The composition of the deposits and average interest rates paid at September 30, 2022 and December 31, 2021 is summarized in the table below.

(Dollars in thousands)	September 30, 2022	% of Total Deposits	Average Effective Rate	December 31, 2021	% of Total Deposits	Average Effective Rate
NOW accounts	$358,734	16.8%	0.04%	$360,462	17.0%	0.05%
MMA accounts	439,048	20.5%	0.13%	511,448	24.1%	0.15%
Time deposits	76,120	3.6%	0.15%	90,030	4.2%	0.21%
Savings deposits	220,564	10.3%	0.01%	197,273	9.3%	0.01%
Total interest-bearing	1,094,466	51.2%	0.08%	1,159,213	54.6%	0.10%
Non-interest bearing	1,044,678	48.8%		963,584	45.4%
Total deposits	$2,139,144	100.0%		$2,122,797	100.0%
Other Borrowings

As of September 30, 2022 and December 31, 2021, the Company had $25,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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
Our shareholders’ equity was $158,814,000 at September 30, 2022, compared to $247,845,000 at December 31, 2021.  The decrease from December 31, 2021 in shareholders’ equity is the result of a decrease in accumulated other comprehensive income (AOCI) of $98,254,000, common stock cash dividends of $4,231,000, and stock repurchases of $6,814,000, offset by an increase in retained earnings from net income of $19,012,000, the exercise of stock options of $489,000, stock issued under the employee stock purchase plan of $164,000, the effect of share-based compensation expense of $324,000, and stock awarded to employees of $279,000.
    On November 17, 2021, the Board of Directors of the Company approved the adoption of a program to effect repurchases of the Company’s common stock with the intent to purchase up to $15 million worth of the Company’s outstanding common stock, or approximately 702,576 shares. During the year ended December 31, 2021, the Company repurchased and retired 76,613 shares at an approximate average cost of $21.10 per share. During the nine months ended September 30, 2022, the Company repurchased and retired 300,761 shares at an average cost of $22.63 or $6,814,000.
    During the first nine months of 2022, the Company declared and paid $4,231,000 in cash dividends ($0.36 per common share) to holders of common stock. The Company declared and paid a total of $5,757,000 in cash dividends ($0.47 per common share) to holders of common stock during the year ended December 31, 2021.
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

    The following table presents the Company’s regulatory capital ratios as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)
September 30, 2022	Amount	Ratio
Tier 1 Leverage Ratio	$198,645	8.26%
Common Equity Tier 1 Ratio (CET 1)	$193,645	11.56%
Tier 1 Risk-Based Capital Ratio	$198,645	11.86%
Total Risk-Based Capital Ratio	$243,529	14.54%

December 31, 2021
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%
The following table presents the Bank’s regulatory capital ratios as of September 30, 2022 and December 31, 2021.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$257,968	10.73%	$96,127	4.00%	$120,158	5.00%
Common Equity Tier 1 Ratio (CET 1)	$257,968	15.41%	$75,345	7.00%	$108,831	6.50%
Tier 1 Risk-Based Capital Ratio	$257,968	15.41%	$100,460	8.50%	$133,946	8.00%
Total Risk-Based Capital Ratio	$268,444	16.03%	$133,946	10.50%	$167,433	10.00%

December 31, 2021
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%	$117,695	5.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	7.00%	$95,846	6.50%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	8.50%	$117,964	8.00%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	10.50%	$147,455	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7,

April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of September 30, 2022, the rate was 2.64%.
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
On September 15, 2022, the Company entered into a $30 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Central Valley Community Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

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
    Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2022, the Company had unpledged securities totaling $802,823,000 available as a secondary source of liquidity and total cash and cash equivalents of $41,578,000.  Cash and cash equivalents at September 30, 2022 decreased 74.56% compared to $163,467,000 at December 31, 2021.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.
    As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2022, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $277,058,000 in unused FHLB secured advances and a $4,862,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2022, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

    The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2022 and December 31, 2021:

Credit Lines (In thousands)	September 30, 2022	December 31, 2021
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$277,058	$277,130
Balance outstanding	$25,000	$—
Collateral pledged	$568,372	$481,437
Fair value of collateral	$472,854	$435,089
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$4,862	$9,961
Balance outstanding	$—	$—
Collateral pledged	$5,776	$10,361
Fair value of collateral	$5,017	$10,241

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
    There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of the repurchase activity of the Company’s common stock for the nine months ended September 30, 2022 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2022 - 01/31/2022	20,417	$22.01	20,417	$12,931,000
02/1/2022 - 02/28/2022	90,661	$22.96	90,661	$10,847,000
03/1/2022 - 03/31/2022	84,795	$22.98	84,795	$8,895,000
04/1/2022 - 04/30/2022	104,888	$22.17	104,888	$6,567,000
05/1/2022 - 05/31/2022	—	$—	—	$6,567,000
06/1/2022 - 06/30/2022	—	$—	—	$6,567,000
07/1/2022 - 07/31/2022	—	$—	—	$6,567,000
08/1/2022 - 08/31/2022	—	$—	—	$6,567,000
09/1/2022 - 09/30/2022	—	$—	—	$6,567,000
Total	300,761	$22.63	300,761
(1) The Company approved a stock repurchase program effective November 17, 2021 with the intent to purchase $15,000,000 of the Company’s outstanding common stock, or approximately 702,576 shares. During the nine months ended September 30, 2022, the Company repurchased and retired 300,761 shares under the November 17, 2021 approved stock repurchase program at an approximate cost of $22.63 per share.
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

Central Valley Community Bancorp

Date: November 2, 2022	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer

Date: November 2, 2022	/s/ Dawn P. Crusinberry
Dawn P. Crusinberry
Executive Vice President and Chief Financial Officer