Form 10-K
period 2022-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2023-03-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Emerging reporting company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $143,016,000 based on the price at which the stock was last sold on June 30, 2022.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 6, 2023
	11,754,938	shares

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2023 Annual Meeting of Shareholders to be held on May 17, 2023 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2022.

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
At December 31, 2022, the Bank was the only banking subsidiary of the Company.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  Nine contiguous counties are served in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  The Company does not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2022, we had consolidated total assets of approximately $2,422,519,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.
The Company is regulated by the Board of Governors of the Federal Reserve. The Bank is regulated by the California Department of Financial Protection and Innovation (“DFPI”) and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).
As of March 1, 2023, we had a total of 262 employees and 253 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.
The Bank operates 19 full-service banking offices in Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and provides safe deposit boxes and other customary banking services.  The Bank also offers Internet banking that consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.66% in 2022 compared to 3.83% in 2021 based on FDIC deposit market share information published as of June 30, 2022. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% as of June 30, 2022 and 2021. We have a diversified loan portfolio. At December 31, 2022, we had total loans of $1,256,304,000.  Total commercial and industrial loans outstanding were $141,197,000 which included $333,000 in PPP loans, total agricultural land and production loans outstanding were $39,007,000, total real estate construction and other land loans outstanding were $109,175,000; total other real estate loans outstanding were $801,706,000, total equity loans and lines of credit were $123,581,000 and total consumer installment loans outstanding were $40,252,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.
In addition to acquisitions, we have experienced organic growth by expanding our branch network. Management of the Bank analyzes its branch network on an ongoing basis to determine whether to open new branches or consolidate or eliminate existing branches in the future.
No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  We attract deposits from individual and commercial customers.  No single customer or group of related customers’ accounts for a material portion of our deposits such that the loss of any one or more would have a material adverse effect on our business. However, at December 31, 2022 approximately 82.5% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit and commercial loans secured by real estate and 14.3% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, Madera, Merced, Placer, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

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
Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.66% in 2022 compared to 3.83% in 2021 based on FDIC deposit market share information published each year as of June. In Fresno and Madera Counties, in addition to our 10 full-service branch locations serving the Bank’s primary service areas, as of June 30, 2022 there were 121 operating banking and credit union offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our branch location. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2022 there were 92 operating banking and credit union offices. In Tulare County, in addition to our three branches there were 44 operating banking and credit union offices in our primary service area. Our total market share in the other counties we operate in (El Dorado, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% as of 2022 and 2021.  In Merced County, in addition to our one branch, as of June 30, 2022 there were 26 operating banking and credit union offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2022 there were 181 operating banking and credit union offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 77 operating banking and credit union offices in our primary service area. In Placer County, in addition to our one branch, there were 76 operating banking and credit union offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.
By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2022, the Bank’s legal lending limits to individual customers were $37,759,000 for unsecured loans and $62,931,000 for unsecured and secured loans combined.
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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, DFPI and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The statutes, regulations, regulatory policies and rules are significant to our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.
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
The BHC Act, the Federal Reserve regulations, and general corporate law also impose certain constraints on the payment of dividends and the redemption or purchase by a bank holding company of its own shares of stock.

Pursuant to Dodd-Frank, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. As such, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to do so. The Company must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources to assist the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice, a violation of the applicable regulations, or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by its federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such bank.
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

REGULATION OF THE BANK

Banks are extensively regulated under both federal and state law.  The Bank, as a California state-chartered bank, is subject to primary supervision, regulation and periodic examination by the DFPI and the FDIC.  The Bank is not a member of the Federal Reserve System, but it is nevertheless subject to certain Federal Reserve regulations.
The Bank is a member of the FDIC, and is subject to the rules and regulations of the FDIC. The FDIC currently insures the deposits of insured depository institutions, including all non-interest bearing transaction accounts, up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category. For this protection, the Bank is required to pay a semi-annual statutory assessment.
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
Depositor Preference. In the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.
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
The Company’s ability to pay dividends to its shareholders is affected by both general corporate law considerations and the policies of the Federal Reserve applicable to bank holding companies. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends to shareholders if: (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends or (ii) the prospective rate of earnings retention is inconsistent with the bank holding company’s capital needs and overall current and prospective financial condition. If the Company fails to adhere to these policies, the Federal Reserve could find that the Company is operating in an unsafe and unsound manner. See “Supervision and Regulation-Regulatory Capital Requirements” below.
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
The Rules generally measure an institution’s capital using four capital measures or ratios. The common equity Tier 1 capital ratio is the ratio of the institution’s common equity Tier 1 capital to its total risk-weighted assets. The Tier 1 risk-based capital ratio is the ratio of the institution’s Tier 1 capital to its total risk-weighted assets. The total risk-based capital ratio is the ratio of the institution's total capital to its total risk-weighted assets. The Tier 1 leverage ratio is the ratio of the institution’s Tier 1 capital to its average total consolidated assets. To determine risk-weighted assets, assets of an institution are generally placed into a risk category as prescribed by the regulations and given a percentage weight based on the relative risk of that category. An asset’s risk-weighted value will generally be its percentage weight multiplied by the asset’s value as determined under generally accepted accounting principles. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the risk categories. An institution’s federal regulator may require the institution to hold more capital than would otherwise be required under the Rules if the regulator determines that the institution’s capital requirements under the Rules are not commensurate with the institution's credit, market, operational or other risks.
To be adequately capitalized, both the Company and the Bank are required to have a common equity Tier 1 capital ratio of at least 4.5% or more, a Tier 1 leverage ratio of 4.0% or more, a Tier 1 risk-based ratio of 6.0% or more and a total risk-based ratio of 8.0% or more. In addition to the preceding requirements, both the Company and the Bank are required to maintain a “conservation buffer,” consisting of common equity Tier 1 capital, which is at least 2.5% above each of the required minimum levels. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.
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

BANK SECRECY ACT/ANTI-MONEY LAUNDERING REGULATIONS

We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Anti-Money Laundering Act (“AMLA”). Financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and identifying customers when establishing new relationships and standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The Customer Due Diligence final rule clarified and strengthened customer due diligence requirements for U.S. financial institutions, aiming to improve financial transparency and prevent criminals and terrorists from misusing companies to disguise their illicit activities and launder their ill-gotten gains. The Bank has extensive controls in place to comply with these requirements.
In 2021, U.S. bank secrecy and anti-money laundering laws underwent a comprehensive reform and modernization, part of which was the adoption of AMLA. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions. AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. The Bank has established policies and procedures that it believes comply with these requirements.
The Office of Foreign Assets Control (“OFAC”) is a financial intelligence and enforcement agency of the U.S. Treasury Department, which administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes. The OFAC regulations require financial institutions to block or reject payments, transfers, withdrawals or other dealings with respect to accounts and assets of designated targets and countries that are identified as being a threat to national security. This may also include dealings with accounts and assets of nationals of a sanctioned country and with other specially designated individuals (such as designated narcotics traffickers). Financial institutions are also required to report all blocked transactions to OFAC within 10 business days of the occurrence. The Bank has extensive controls in place to comply with these requirements.

PRIVACY AND DATA SECURITY

The Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy and disclosure of non-public personal information. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. In addition, the California Financial Information Privacy Act (“CFIPA”) also requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information.  The CFIPA allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information. In addition, California recently enacted the California Consumer Privacy Act (“CCPA”), which gives consumers more control over the personal information that businesses collect about them. The CCPA includes new privacy rights including the right to know about the personal information a business collects about them and how it is used and shared; the right to delete personal information collected from them (with some exceptions); the right to opt-out of the sale of their personal information; and the right to non-discrimination for exercising their CCPA rights. The CCPA was further expanded by the California Privacy Rights Act of 2020, which became effective on January 1, 2023, and provided additional privacy rights to California residents and created a new agency tasked with implementing and enforcement of privacy laws in California. Businesses (including financial institutions) are required to give consumers certain notices explaining their privacy rights. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.
The federal bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Recently adopted regulations also require financial institutions to notify their primary federal regulator of any significant computer-security incidents. The Bank has adopted a customer information security program to comply with such requirements.
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

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” The Bank had a CRA rating of “satisfactory” as of its most recent regulatory examination.
The federal banking agencies have issued proposed amendments to modernize the CRA regulatory framework, partly to address changes that have occurred due to the rise in digital banking.

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

CONSUMER FINANCIAL PROTECTION BUREAU

Dodd-Frank created a new, independent federal agency, the CFPB, which was granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is also authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. Although financial institutions are subject to rules adopted by the CFPB and examination by the CFPB in conjunction with examinations by the institution’s primary federal regulator, the CFPB has primary examination and enforcement authority over financial institutions with total consolidated assets of $10 billion or more. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from financial institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

The consumer protection provisions of Dodd-Frank and the examination, supervision and enforcement of those laws and implementing regulations by the CFPB have created a more intense and complex environment for consumer finance regulation. The CFPB has significant authority to implement and enforce federal consumer finance laws, as well as the authority to identify and prohibit unfair, deceptive or abusive acts and practices (UDAAP). Prevention of such acts and practices is a continuing focus of the CFPB, and of banking regulators more broadly. The ultimate impact of this heightened scrutiny is uncertain but could result in changes to pricing, practices, products and procedures. It could also result in increased costs related to regulatory oversight, supervision and examination, additional remediation efforts and possible penalties. In addition, Dodd-Frank provides the CFPB with broad supervisory, examination and enforcement authority over various consumer financial products and services, including the ability to require reimbursements and other payments to customers for alleged legal violations and to impose significant penalties, as well as injunctive relief that prohibits lenders from engaging in allegedly unlawful practices. The CFPB also has the authority to obtain cease and desist orders providing for affirmative relief or monetary penalties.
Dodd-Frank does not prevent states from adopting stricter consumer protection standards. State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations. In California, the DFPI was given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB. The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services. The DFPI also as a matter of state law can now enforce the Dodd-Frank Act’s UDAAP provisions against any person offering or providing consumer financial products in the state of California. Going forward, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority, and it is unclear how the DFPI and its enforcement activities will affect the Bank in the future.

DEPOSIT INSURANCE

The FDIC is an independent federal agency that insures deposits up to prescribed statutory limits of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures the Bank’s customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. The maximum deposit insurance amount is currently $250,000 for each account ownership category at each depository institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.
The Bank is subject to deposit insurance assessments to maintain the DIF. Dodd-Frank increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. In October 2022, the FDIC increased initial base deposit assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023.
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
INCENTIVE COMPENSATION
Dodd-Frank requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. In August 2022, the SEC finalized the pay versus performance regulations, which require disclosure of information that shows the relationship between executive compensation actually paid and the company’s financial performance in annual proxy statements. The pay versus performance regulations are effective for fiscal years ending on or after December 16, 2022. Smaller reporting companies are subject to scaled reporting mechanism, and certain companies are exempt from the regulations. In October 2022, the SEC adopted final rules on “clawback” of executive compensation, which direct the stock exchanges to establish listing standards requiring listed companies to develop and implement a policy providing for the recovery of erroneously awarded incentive-based compensation received by current or former executive officers. Under the new rules, companies will have to recover compensation in excess of what the executive officer should have received in the event the companies’ financials are restated due to material noncompliance with securities laws. The rules apply to compensation paid in the three years leading up to restatement. We are currently assessing the impact of the new incentive compensation regulations on the Company, but do not anticipate any material impact to its operations at this time.

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
    Specifically, although the Dodd-Frank reforms primarily targeted systemically important financial service providers, its influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. In addition, some of the recent financial laws and regulations aiming to ease regulatory and compliance burden on financial institutions that were adopted during the last presidential administration could be rolled back in the near future. We will continue to evaluate the effect of other pending and proposed legislation. The impact of any future legislative or regulatory changes cannot be predicted, but they could affect the Company and the Bank, and no current assurance may be given that they will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embrace and are dedicated to our mission and culture. Our culture is grounded in a set of core values –teamwork, respect, accountability, integrity and leadership. In order to continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, medical, dental, and vision benefits, health and welfare programs, pre-tax savings programs, 401k and 401k matching, and profit-sharing.
As of December 31, 2022, we had approximately 262 total employees, which included 253 full-time employees and 9 part-time employees. As a financial institution, approximately 56% of our employees are employed at our banking center and loan production offices, and another 44% are employed at our Headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.
As of December 31, 2022, approximately 73% of our current workforce is female, 27% male, and our average tenure is 6.37 years, as compared to 6.50 years as of December 31, 2021.
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
We encourage and support the growth and development of our associates through training and education and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Additionally, all our employees are expected to display and encourage honest, ethical, and respectful conduct in the workplace. Our employees must adhere to our Code of Business Conduct and Ethics that sets standards for appropriate behavior and includes periodic training on preventing, identifying, reporting, and stopping discrimination of any kind. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees and encourage our employees with regular wellness challenges.

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2022 may be obtained without charge upon written request to Shannon R. Avrett, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.

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

The ongoing global COVID-19 outbreak could harm our business and results of operations, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Our business is dependent on the willingness and ability of our customers to conduct banking and other financial transactions. The ongoing COVID-19 global and national health emergency caused significant disruption in the United States and international economies and financial markets. While the level of disruption caused by, and the economic impact of, COVID-19 has lessened in 2022, there is no assurance that the pandemic will not worsen again, included as a result of the emergence of new strains of the virus. Any worsening of the pandemic and its effects on the economy could further impact our business, our provision and allowance for credit losses, and the value of certain assets that we carry on our balance sheet such as goodwill. Our customers, business partners, and third-party providers, including those who perform critical services for our business, may also be adversely affected. The ultimate risk posed by the COVID-19 pandemic remains highly uncertain; however, COVID-19 poses a material risk to our business, financial condition and results of operations.

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
New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. Accordingly, digital asset service providers, which are not currently subject to the extensive regulation as financial institutions, have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries could result in the loss of fee income, customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our business, financial condition and results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the allowance for credit loss calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model in which financial institutions will be required to use historical information, current conditions, and reasonable forecasts to estimate the expected loss over the life of the loan. The CECL model will become effective for the Bank for the fiscal year beginning after December 15, 2022. Management established a task force to begin the implementation process. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected losses. The Bank will likely be required to increase its allowance for credit losses as a result of the implementation of CECL. An increase in the allowance as a result of this standard would decrease retained earnings.

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

As of December 31, 2022, approximately 3.1% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and materially and adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2022, $1,034 million, or 82.5% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Such declines and losses would have a material adverse impact on our business, financial condition and results of operations.

Increased scrutiny by regulators of commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

Banking regulators are giving commercial real estate lending greater scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Therefore, we could be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.

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

At December 31, 2022, our non-performing loans and leases were 0.00% of total loans and leases compared to 0.09% at December 31, 2021, and 0.30% at December 31, 2020, and our non-performing assets (which include foreclosed real estate) were 0.00% of total assets compared to 0.04% at December 31, 2021.  The allowance for credit losses as a percentage of non-performing loans and leases was 10,848.00% as of December 31, 2022 compared to 1,014.80% at December 31, 2021.  Non-performing assets adversely affect our net income in various ways.  We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss.  An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets.  When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.  In addition, the resolution of non-performing assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.  There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not have a material adverse effect on our business, financial condition and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers.  Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans.  Most of the Bank’s commercial real estate and commercial business loans are made to small and medium sized businesses who may have a heightened vulnerability to economic conditions.  Moreover, a portion of these loans have been made by us in recent years and the borrowers may not have experienced a complete business or economic cycle.  Furthermore, the deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition and results of operations.

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

    We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. Our failure to comply with capital requirements may restrict the types of activities we or our subsidiaries may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. While we expect to meet the requirements of the Capital Rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

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

Our growth strategy includes our desire to acquire other financial institutions. We may not be able to complete any future acquisitions and, for completed acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities we acquire. We may not realize expected cost savings or make revenue enhancements. Following each acquisition, we must expend substantial managerial, operating, financial and other resources to integrate these entities. In particular, we may be required to install and standardize adequate operational and control systems, deploy or modify equipment, implement marketing efforts in new as well as existing locations and employ and maintain qualified personnel. Our failure to successfully integrate the entities we acquire into our existing operations could have a material and adverse effect on our business, financial condition and results of operations.

If the goodwill we have recorded in connection with our acquisitions becomes impaired, it could have an adverse impact on our earnings and capital.

At December 31, 2022, we had approximately $53,777,000 of goodwill on our balance sheet attributable to our acquisitions of the Bank of Madera County in January 2005, Service 1st Bancorp in November 2008, Visalia Community Bank in July 2013, Sierra Vista Bank in October 2016, and Folsom Lake Bank in October 2017. In accordance with generally accepted accounting principles, our goodwill is not amortized but rather evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of the common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in findings of impairment and write-downs, which could be material.

Risks Related to Our Reputation and Operations

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially and adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, the Bank, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on our business, financial condition and results of operation.

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

As a financial institution we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers’ information, misappropriation of assets, privacy breaches against our customers, litigation, or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, online banking fraud, phishing, social engineering and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us or our customers, denial or degradation of service attacks, and malware or other cyber-attacks. There continues to be a rise in electronic fraudulent activity, security breaches, and cyber-attacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts. Consistent with industry trends, we have also experienced an increase in attempted electronic fraudulent activity as well as the attempts to breach our information security in recent periods. Moreover, in recent periods, several large corporations, including financial institutions and retail companies, have suffered major data breaches, in some cases exposing not only confidential and proprietary corporate information, but also sensitive financial and other personal information of their customers and employees and subjecting them to potential fraudulent activity. Some of our customers may have been affected by these breaches, which increased their risks of identity theft, credit card fraud, and other fraudulent activity that could involve their accounts with us.
The secure maintenance and transmission of confidential information as well as execution of transactions over the networks and systems used for storing information and processing transactions are essential to protect us and our customers against fraud and security breaches and to maintain our customers’ confidence. Breaches of information security also may occur, and in infrequent, incidental, cases have occurred, through intentional or unintentional acts by those having access to our systems or our customers’ or counterparties’ confidential information, including employees. In addition, increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our customers and underlying transactions as well as the technology used by our customers to access our systems. We have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and periodically test our information security. Our inability to fully anticipate, or failure to adequately mitigate, breaches of security could result in: losses to us or our customers; our loss of business and/or customers; damage to our reputation; the incurrence of additional expenses; disruption to our business; our inability to grow our online services or other businesses; additional regulatory scrutiny or penalties; or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on relationships with third party service providers. Specifically, we utilize third party core banking services and receive credit card and debit card services, branch capture services, Internet banking services and services complementary to our banking products from various third party service providers. These types of third party relationships are subject to increasingly demanding regulatory requirements where we must maintain and continue to enhance our due diligence and ongoing monitoring and control over our third party vendors. We may be required to renegotiate our agreements to meet these enhanced requirements, which could increase our costs. If our service providers experience difficulties or terminate their services and we are unable to replace them, our operations could be interrupted. It may be difficult for us to timely replace some of our service providers, which may be at a higher cost due to the unique services they provide. A third party provider may fail to provide the services we require, or meet contractual requirements, comply with applicable laws and regulations, or suffer a cyber-attack or other security breach. We expect that our regulators will hold us responsible for deficiencies of our third party relationships which could result in enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, or customer remediation, any of which could have a material adverse effect on our business, financial condition or results of operations.

Climate change could have a material negative impact on the Company and our customers.

The Company’s business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to the Company and its clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on the Company and its clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, the Company’s carbon footprint, and the Company’s business relationships with clients who operate in carbon-intensive industries.
Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients. This may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, the Company may face regulatory risk of increasing focus on the Company’s resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

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

    Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2022, we had a net deferred tax asset of $43.38 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

Risks Related to Legislative and Regulatory Developments

We are subject to extensive government regulation that could limit or restrict our activities, which, in turn, may hamper our ability to increase our assets and earnings.

Our business is highly regulated, and our operations are subject to extensive supervision and regulation by federal and state governmental regulatory authorities. We are subject to various laws, regulations, and judicial and administrative decisions imposing requirements and restrictions on our operations. Similarly, the lending, credit and deposit products we offer are subject to broad oversight and regulation. The laws, rules, regulations and supervisory guidance and policies applicable to us are subject to regular modification and change. Perennially, various laws, rules and regulations are proposed at the federal, state and local levels of government, which, if adopted, could impact our operations by making compliance much more difficult or expensive, restricting our ability to originate or sell loans or further restricting the amount of interest or other charges or fees earned on loans or other products. Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations. While the banking regulators continue to refine existing regulations implemented after the 2007-2008 financial crisis, currently they are also focusing their attention on certain policy areas, such as climate risk, digital currencies, and technological innovation. This new focus may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules, and may make it more difficult for us to attract and retain qualified executive officers and employees.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information.

We are subject to an increasing number of federal and state privacy, information security and data protection laws, and we could be negatively impacted by these laws. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification. Moreover, other state and federal legislators and regulators are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, as well as on our collection, use, sharing, retention and safeguarding of consumer or employee information.
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

Our dividend policy and/or share repurchase program may change without notice, and our future ability to pay dividends or repurchase or redeem shares is subject to restrictions.

Since 2000, our board of directors have declared quarterly cash dividends on our common stock. In 2021 our board of directors approved stock repurchase programs that authorized the repurchase of up to 702,576 shares of common stock. As of December 31, 2022, we repurchased and retired 300,761 shares at an average price of $22.63 per share, completing the November 17, 2021 approved stock repurchase program. However, we have no obligation to continue doing so and may change our dividend policy and/or share repurchase program at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program.
We are a separate and distinct legal entity from our subsidiary, the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of our subsidiary. If the Bank does not receive regulatory approval or if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.
As a bank holding company, we are subject to regulation by the Federal Reserve. The Federal Reserve has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, current and prospective earnings and level, composition and quality of capital. The guidance provides that we inform and consult with the Federal Reserve prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to our capital structure, including interest on our debt obligations. If required payments on our debt obligations are not made or are deferred, or dividends on any preferred stock we may issue are not paid, we will be prohibited from paying dividends on our common stock.

The Capital Rules also introduced a new capital conservation buffer on top of the minimum risk-based capital ratios. Failure to maintain a capital conservation buffer above certain levels will result in restrictions on the Bank’s ability to make dividend payments, repurchases, redemptions or other capital distributions. These requirements, and any other new regulations or capital distribution constraints, could adversely affect the ability of the Bank to pay dividends to the Company and, in turn, affect our ability to pay dividends on our common stock.

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

The holders of our debt obligations if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends. In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2022, we had $65.0 million principal amount of senior debt and subordinated notes outstanding through 2032. In addition, as of December 31, 2022, we had $5.15 million of trust preferred securities outstanding due 2036. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt and trust preferred securities subordinate debentures had received any payment or distribution due to them. In addition, we are required to pay interest on the senior debt, subordinated notes, and trust preferred securities and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

PART II

ITEM 5 -MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY. As of March 6, 2023, we had approximately 918 shareholders of record.
We paid common share cash dividends of $0.48 and $0.47 per share in 2022 and 2021, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
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
As of December 31, 2022, we had $65.0 million principal amount of senior debt and subordinated notes outstanding through 2032. If we fail to make interest payments required by the terms of the subordinated debt we would be prohibited from paying dividends on any shares of common stock. In addition, as of December 31, 2022, we had $5.15 million of trust preferred securities outstanding due 2036. Under the terms of the trust preferred securities, we may defer interest payments for up to five years. But, if the Company should ever defer such interest payments, we would be prohibited from declaring or paying any cash dividends on any shares of our common stock.
For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to Company see “Item 1 - Business - Supervision and Regulation - Dividends.”
ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the year ended December 31, 2022 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1) (2) (3)	Approximate dollar value of shares that may yet be purchased under current plans (in thousands)
01/1/2022 - 01/31/2022	20,417	$22.01	20,417	$12,931
02/1/2022 - 02/28/2022	90,661	$22.96	90,661	$10,847
03/1/2022 - 03/31/2022	84,795	$22.98	84,795	$8,895
04/1/2022 - 04/30/2022	104,888	$22.17	104,888	$6,567
05/1/2022 - 12/31/2022	—	$—	—	$6,567
Total	300,761	$22.63	300,761
(1) The Company approved a stock repurchase program effective November 17, 2021 with the intent to purchase an additional $15,000,000 of the Company’s outstanding common stock, or approximately 702,576 shares. During the year ended December 31, 2022, the Company repurchased and retired 300,761 shares at an approximate cost of $22.63 per share, completing the November 17, 2021 approved stock repurchase program.
(2)All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

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
During 2022, we focused on asset quality, loan growth, and capital adequacy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.
As of December 31, 2022, the Bank operated 19 full-service offices. Additionally, the Bank maintains a Commercial Real Estate Division, an Agribusiness Center and a SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services.

ECONOMIC CONDITIONS

Recent economics within California, the Central Valley, and Greater Sacramento Region, including unemployment rates and housing prices are showing moderate and steady improvement. We only conduct business in the state of California.
    Agriculture and agricultural-related businesses remain a critical part of the Central Valley’s economy.  The Valley’s agricultural production is widely diversified, producing nuts, vegetables, fruit, cattle, dairy products, and cotton.  The continued future success of agriculture related businesses is highly dependent on the availability of water and is subject to fluctuation in worldwide commodity prices, currency exchanges, and demand. From time to time, California experiences severe droughts or adverse weather issues, which could significantly harm the business of our customers and the credit quality of the loans to those customers. Despite a good start to the current rainy season, California has been experiencing significant drought conditions for many years which impacts surface water deliveries to customers. In reaction to these conditions, we closely monitor the surface water availability with customer specific budgeting and third party information and surveys. There are also certain regulatory impacts that limit the water than can be pumped from underground sources. Both sources are closely considered and monitored in the granting and monitoring of our loan exposures, along with related issues affecting our customers. We closely monitor the water resources and the related issues affecting our customers, and we will remain vigilant for identifying signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate any losses.
As a whole, the loan portfolio may be subject to the impact of changes in interest rates, a decline in economic conditions in the Central Valley and the Greater Sacramento Region, and inflation.

OVERVIEW

Diluted earnings per share (EPS) for the year ended December 31, 2022 was $2.27 compared to $2.31 and $1.62 for the years ended December 31, 2021 and 2020, respectively.  Net income for 2022 was $26,645,000 compared to $28,401,000 and $20,347,000 for the years ended December 31, 2021 and 2020, respectively.  The decrease in net income for 2022 compared to 2021 was driven by a reversal of provision for credit losses in 2021 compared to a provision in 2022, an increase in net realized losses on sales and calls of investment securities, compared to net gains in 2021, a decrease in loan placement fees, and an increase in non-interest expense. This was offset by an increase in net interest income, an increase in interchange fees, a decrease in the provision for income taxes, and an increase in service charge income. Total assets at December 31, 2022 were $2,422,519,000 compared to $2,450,139,000 at December 31, 2021.
Return on average equity (“ROE”) for 2022 was 14.25% compared to 11.50% and 8.85% for 2021 and 2020, respectively.  Return on average assets (“ROA”) for 2022 was 1.09% compared to 1.25% and 1.11% for 2021 and 2020, respectively.  Total equity was $174,660,000 at December 31, 2022 compared to $247,845,000 at December 31, 2021.  The decrease in shareholders’ equity is the result of a decrease in accumulated other comprehensive income (AOCI) of $88,859,000, the payment of common stock cash dividends of $5,638,000 and the repurchase and retirement of common stock of $6,814,000, offset primarily by an increase in retained earnings from our net income of $26,645,000. The decrease in AOCI was the result of an increase in the unrealized loss on the Company’s investment portfolio.
Average total loans (including nonaccrual) increased $64,266,000 or 6.01% to $1,133,919,000 in 2022 compared to $1,069,653,000 in 2021.  In 2022 we recorded a provision for credit losses of $1,000,000, compared to a reversal of provision of $4,300,000 in 2021, and a provision of $3,275,000 in 2020.  The Company had no nonperforming assets at December 31, 2022.  At December 31, 2021, nonperforming assets totaled $946,000.  Net loan loss recoveries for 2022 were $248,000 compared to net loan loss recoveries in the amount of $985,000 for 2021 and net loan loss recoveries in the amount of $510,000 for 2020.  Refer to “Asset Quality” below for further information.

Dividend Declared

The Company declared a $0.12 per common share cash dividend, payable on February 24, 2023 to shareholders of record on February 10, 2023.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 14.25% for the year ended 2022 compared to 11.50% and 8.85% for the years ended 2021 and 2020, respectively.

Our net income for the year ended December 31, 2022 decreased $1,756,000 compared to 2021 and increased $8,054,000 in 2021 compared to 2020.  Contributing to the decrease during 2022, compared to 2021, was a provision for credit losses, compared to a reversal in 2021, an increase in net realized losses on sales and calls of investment securities, compared to net gains in 2021, a decrease in loan placement fees, and an increase in non-interest expense. These were partially offset by an increase in net interest income, an increase in interchange fees, a decrease in the provision for income taxes, and an increase in service charge income. During 2021, net income compared to 2020 was impacted by a reversal in the provision for credit losses and an increase in net interest income.
Net interest income increased because of increases in loan and fee income and increases in interest income on investments, offset by an increase in interest expense. For 2022, our net interest margin (NIM) decreased 2 basis points to 3.52% compared to 2021 as a result of yield changes and asset mix changes. Net interest income was positively impacted by the accretion of the loan marks on acquired loans in the amount of $521,000 and $802,000 for the year ended December 31, 2022 and 2021, respectively. In addition, net interest income before the provision for credit losses for the year ended December 31, 2022 benefited by approximately $649,000 in nonrecurring income from prepayment penalties and payoff of loans, as compared to $676,000 for the year ended December 31, 2021. Excluding these reversals and benefits, net interest income for the year ended December 31, 2022 increased by $7,320,000 compared to the year ended December 31, 2021.
Non-interest income decreased 43.88% in 2022 compared to 2021 primarily due to a $2,231,000 increase in net realized losses on sales and calls of investment securities, a decrease of $1,012,000 in other income, and a decrease in loan placement fees of $1,075,000, partially offset by an increase in service charge income of $113,000, an increase in interchange fees of $63,000, and an increase in appreciation in cash surrender value of bank-owned life insurance of $145,000.
Non-interest expenses increased $637,000 or 1.33% to $48,479,000 in 2022 compared to $47,842,000 in 2021. The net increase year over year resulted from increases in information technology of $476,000, salaries and employee benefits of $197,000, regulatory assessments of $20,000, occupancy and equipment expenses of $249,000, donations of $28,000, general insurance of $35,000, telephone of $152,000, armored courier of $2,000, travel and mileage of $67,000, risk management expenses of $5,000, operating losses of $113,000, and advertising expenses of $30,000, partially offset by decreases in alarm expenses of $10,000, postage of $46,000, personnel of $51,000, professional services of $146,000, loan related expenses of $16,000, Internet banking expenses of $186,000, directors’ expenses of $140,000, stationary and supplies of $5,000, amortization of software of $15,000, and amortization of core deposit intangible of $207,000, in 2022 compared to 2021.
The Company recorded an income tax provision of $8,496,000 for the year ended December 31, 2022, compared to $9,616,000 for the year ended December 31, 2021, and $6,914,000 for the year ended December 31, 2020. Basic EPS was $2.27 for 2022 compared to $2.32 and $1.62 for 2021 and 2020, respectively.  Diluted EPS was $2.27 for 2022 compared to $2.31 and $1.62 for 2021 and 2020, respectively.

Return on Average Assets

Our ROA is a ratio that measures our performance compared with other banks and bank holding companies.  Our ROA for the year ended 2022 was 1.09% compared to 1.25% and 1.11% for the years ended December 31, 2021 and 2020, respectively.  The 2022 decrease in ROA is primarily due to the decrease in net income, and the increase in average assets.  Annualized ROA for our peer group was 1.10% at December 31, 2022.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Development of Revenue Streams

Over the past several years, we have focused on not only our net income, but improving the consistency of our revenue streams in order to create more predictable future earnings and reduce the effect of changes in our operating environment on our net income.  Specifically, we have focused on net interest income through a variety of strategies, including increases in average interest earning assets, and minimizing the effects of the recent interest rate changes on our net interest margin by focusing on core deposits and managing our cost of funds.  Our net interest margin (fully tax equivalent basis) was 3.52% for the year ended December 31, 2022, compared to 3.54% and 3.87% for the years ended December 31, 2021 and 2020, respectively.  The decrease in 2022 net interest margin compared to 2021, resulted from the decrease in the yield on the Company’s loan portfolio, and an increase in the balance of average interest earning assets.  The effective tax equivalent yield on total earning assets increased 5 basis points, while the cost of total interest-bearing liabilities increased 16 basis points to 0.28% for the year ended December 31, 2022. Our cost of total deposits in 2022 and 2021 was 0.06% and 0.05%, respectively, compared to 0.09% for the same period in 2020. Our net interest income before provision for credit losses increased $7,012,000 or 9.66% to $79,566,000 for the year ended 2022 compared to $72,554,000 and $64,423,000 for the years ended 2021 and 2020, respectively.
Our non-interest income is generally made up of service charges and fees on deposit accounts, fee income from loan placements, appreciation in cash surrender value of bank-owned life insurance, and net gains or losses from sales and calls of investment securities.  Non-interest income in 2022 decreased $3,951,000 or 43.88% to $5,054,000 compared to $9,005,000 in 2021 and $13,797,000 in 2020.  The decrease resulted primarily from an increase in net realized losses on sales and calls of investment securities, compared to a gain in 2021, a decrease in loan placement fees, and a decrease in other income, partially offset by an increase in service charge income, an increase in interchange fees, an increase in FHLB dividends, and an increase in appreciation in cash surrender value of bank-owned life insurance compared to 2021.  Further detail on non-interest income is provided below.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company.  There were no nonperforming assets or nonperforming loans at December 31, 2022, compared to $946,000 in nonperforming assets, which were nonperforming loans, at December 31, 2021.  Nonperforming assets totaled 0.09% of gross loans as of December 31, 2021. The ratio of nonperforming loans to total loans was 0.09% as of December 31, 2021.
The Company had no other real estate owned at December 31, 2022, or December 31, 2021. No foreclosed assets were recorded at December 31, 2022 or December 31, 2021. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.
The allowance for credit losses as a percentage of outstanding loan balance was 0.86% as of December 31, 2022 and 0.92% as of December 31, 2021. The ratio of net recoveries to average loans was 0.02% as of December 31, 2022 and 0.09% as of December 31, 2021.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets decreased 1.13% during 2022 to $2,422,519,000 as of December 31, 2022 from $2,450,139,000 as of December 31, 2021.  Total gross loans increased 20.90% to $1,256,304,000 as of December 31, 2022, compared to $1,039,111,000 at December 31, 2021.  Total investment securities decreased 13.98% to $960,490,000 as of December 31, 2022 compared to $1,116,624,000 as of December 31, 2021.  Total deposits decreased 1.09% to $2,099,649,000 as of December 31, 2022 compared to $2,122,797,000 as of December 31, 2021.  Our loan to deposit ratio at December 31, 2022 was 59.83% compared to 48.95% at December 31, 2021.  The loan to deposit ratio of our peers was 77.00% at December 31, 2022. Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Capital Adequacy

At December 31, 2022, we had a total capital to risk-weighted assets ratio of 14.92%, a Tier 1 risk-based capital ratio of 12.22%, common equity Tier 1 ratio of 11.92%, and a leverage ratio of 8.37%.  At December 31, 2021, we had a total capital to risk-weighted assets ratio of 15.80%, a Tier 1 risk-based capital ratio of 12.82%, common equity Tier 1 ratio of 12.48%, and a leverage ratio of 8.03%.  At December 31, 2022, on a stand-alone basis, the Bank had a total risk-based capital ratio of 16.53%, a Tier 1 risk based capital ratio of 15.87%, common equity Tier 1 ratio of 15.87%, and a leverage ratio of 10.86%.  At December 31, 2021, the Bank had a total risk-based capital ratio of 14.18%, Tier 1 risk-based capital of 13.52% and a leverage ratio of 8.47%.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. As of December 31, 2022, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2022.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 54.51% for 2022 compared to 57.16% for 2021 and 64.08% for 2020.  The improvement in the efficiency ratio in 2022 was due to the growth in non-interest income outpacing the increase in non-interest expense. The Company’s net interest income before provision for credit losses plus non-interest income increased 3.75% to $84,620,000 in 2022 compared to $81,559,000 in 2021 and $78,220,000 in 2020, while operating expenses increased 1.33% in 2022, 0.33% in 2021, and 3.44% in 2020.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco.  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $319,309,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.
We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $686,553,000 or 28.34% of total assets at December 31, 2022 and $1,280,091,000 or 52.25% of total assets as of December 31, 2021.

RESULTS OF OPERATIONS

Net Income

Net income was $26,645,000 in 2022 compared to $28,401,000 and $20,347,000 in 2021 and 2020, respectively.  Basic earnings per share was $2.27, $2.32, and $1.62 for 2022, 2021, and 2020, respectively.  Diluted earnings per share was $2.27, $2.31, and $1.62 for 2022, 2021, and 2020, respectively.  ROE was 14.25% for 2022 compared to 11.50% for 2021 and 8.85% for 2020.  ROA for 2022 was 1.09% compared to 1.25% for 2021 and 1.11% for 2020.
The decrease in net income for 2022 compared to 2021 was driven by a provision for credit losses compared to a reversal of provision for credit losses in 2021, an increase in non-interest expense, an increase in net realized losses on sales and calls of investment securities, compared to a gain in 2021, an increase in non-interest expense, and a decrease in loan placement fees, partially offset by an increase in net interest income, an increase in interchange fees, a decrease in the provision for income taxes, and an increase in service charge income. The increase in net income for 2021 compared to 2020 was primarily due to a reversal of provision for credit losses, an increase in net interest income, and an increase in interchange fees, partially offset by an increase in the provision for income taxes, an increase in non-interest expense, a decrease in net realized gains on sales and calls of investment securities, a decrease in loan placement fees, and a decrease in service charge income.

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$48,032	$391	0.81%	$104,710	$129	0.12%	$76,924	$246	0.32%
Securities
Taxable securities	862,079	20,011	2.32%	678,093	14,044	2.07%	479,894	11,740	2.45%
Non-taxable securities (1)	270,014	8,454	3.13%	238,870	7,096	2.97%	66,299	2,489	3.75%
Total investment securities	1,132,093	28,465	2.51%	916,963	21,140	2.31%	546,193	14,229	2.61%
Total securities and interest-earning deposits	1,180,125	28,856	2.45%	1,021,673	21,269	2.08%	623,117	14,475	2.32%
Loans (2) (3)	1,133,641	55,907	4.93%	1,067,316	54,077	5.07%	1,053,450	52,066	4.94%
Total interest-earning assets	2,313,766	$84,763	3.66%	2,088,989	$75,346	3.61%	1,676,567	$66,541	3.97%
Allowance for credit losses	(10,005)			(11,482)			(12,242)
Nonaccrual loans	278			2,337			2,262
Cash and due from banks	36,491			38,202			27,575
Bank premises and equipment	8,092			8,436			7,476
Other assets	90,772			141,133			131,349
Total average assets	$2,439,394			$2,267,615			$1,832,987
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$581,285	$232	0.04%	$529,043	$182	0.03%	$433,742	$341	0.08%
Money market accounts	486,823	848	0.17%	455,575	661	0.15%	300,603	542	0.18%
Time certificates of deposit	81,473	117	0.14%	89,875	193	0.21%	89,610	582	0.65%
Total interest-bearing deposits	1,149,581	1,197	0.10%	1,074,493	1,036	0.10%	823,955	1,465	0.18%
Other borrowed funds	63,752	2,225	3.49%	9,864	266	2.70%	5,155	130	2.52%
Total interest-bearing liabilities	1,213,333	$3,422	0.28%	1,084,357	$1,302	0.12%	829,110	$1,595	0.19%
Non-interest bearing demand deposits	1,006,511			900,083			744,239
Other liabilities	32,532			36,311			29,831
Shareholders’ equity	187,018			246,864			229,807
Total average liabilities and shareholders’ equity	$2,439,394			$2,267,615			$1,832,987
Interest income and rate earned on average earning assets		$84,763	3.66%		$75,346	3.61%		$66,541	3.97%
Interest expense and interest cost related to average interest-bearing liabilities		3,422	0.28%		1,302	0.12%		1,595	0.19%
Net interest income and net interest margin (4)		$81,341	3.52%		$74,044	3.54%		$64,946	3.87%
(1)Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,775, $1,490, and $523 in 2022, 2021, and 2020, respectively.
(2)Loan interest income includes loan fees of $274 in 2022, $6,474 in 2021, and $2,234 in 2020.
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

Changes in Volume/Rate	For the Years Ended December 31, 2022 Compared to 2021			For the Years Ended December 31, 2021 Compared to 2020
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(69)	$331	$262	$88	$(205)	$(117)
Investment securities:
Taxable	3,811	2,154	5,965	4,848	(2,544)	2,304
Non-taxable (1)	925	433	1,358	6,478	(1,871)	4,607
Total investment securities	4,736	2,587	7,323	11,326	(4,415)	6,911
Loans	3,360	(1,530)	1,830	685	1,326	2,011
Total earning assets (1)	8,027	1,388	9,415	12,099	(3,294)	8,805
Interest expense:
Deposits:
Savings, NOW and MMA	62	174	236	353	(393)	(40)
Time certificate of deposits	(18)	(58)	(76)	1	(390)	(389)
Total interest-bearing deposits	44	116	160	354	(783)	(429)
Other borrowed funds	1,453	506	1,959	119	17	136
Total interest bearing liabilities	1,497	622	2,119	473	(766)	(293)
Net interest income (1)	$6,530	$766	$7,296	$11,626	$(2,528)	$9,098
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $1,830,000 or 3.38% in 2022 compared to 2021.  Interest and fee income from loans increased $2,011,000 or 3.86% in 2021 compared to 2020.  The increase in 2022 is primarily attributable to an increase in average total loans outstanding.
Average total loans, including nonaccrual loans, for 2022 increased $64,266,000 to $1,133,919,000 compared to $1,069,653,000 for 2021 and $1,055,712,000 for 2020.  The yield on loans for 2022 was 4.93% compared to 5.07% and 4.94% for 2021 and 2020, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an decrease to $521,000 from $802,000 for the years ended December 31, 2022 and 2021, respectively. Additionally, 2021 included $6,205,000 in commercial loan fees from PPP activity compared to $120,000 in 2022.
Interest income from total investments on a non tax-equivalent basis, (total investments include investment securities, Federal funds sold, interest-bearing deposits in other banks, and other securities), increased $7,302,000 or 36.92% in 2022 compared to 2021. The yield on average investments increased 37 basis points to 2.45% for the year ended December 31, 2022 from 2.08% for the year ended December 31, 2021. Average total investments increased $158,452,000 to $1,180,125,000 in 2022 compared to $1,021,673,000 in 2021.  In 2021, total investment income on a non tax-equivalent basis increased $5,827,000 or 41.76% compared to 2020.
Our investment portfolio consists primarily of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2022, we held $465,035,000 or 48.75% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 4.42%.  We invested in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  However, as interest rates have increased, prepayments likely have decline and therefore the average life of the MBS and CMOs are expected to extend.  However, in the current economic environment, prepayments may not behave according to historical norms. Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by its nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.
The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2022 was an unrealized loss of $81,227,000 and is reflected in the Company’s equity.  At December 31, 2022, the effective duration of the investment portfolio was 4.85 years and the market value reflected a pre-tax unrealized loss of $91,643,000.  Management reviews market value declines on individual investment securities to determine whether they represent other-than-temporary impairment (OTTI). For the years ended December 31, 2022, 2021, and 2020, no OTTI was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize OTTI losses.
A component of the Company’s strategic plan has been to use its investment portfolio to offset, in part, its interest rate risk relating to variable rate loans.  Measured at December 31, 2022, an immediate rate increase of 200 basis points would result in an estimated decrease in the market value of the investment portfolio by approximately $61,000.  Conversely, with an immediate rate decrease of 200 basis points, the estimated increase in the market value of the investment portfolio would be $60,000.  The modeling environment assumes management would take no action during an immediate shock of 200 basis points.  However, the Company uses those increments to measure its interest rate risk in accordance with regulatory requirements and to measure the possible future risk in the investment portfolio.  For further discussion of the Company’s market risk, refer to Quantitative and Qualitative Disclosures about Market Risk.
Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.
Total interest income in 2022 increased $9,132,000 to $82,988,000 compared to $73,856,000 in 2021 and $66,018,000 in 2020, respectively.  The increase in 2022 was the result of yield changes and asset mix changes.  The tax-equivalent yield on interest earning assets increased to 3.66% for the year ended December 31, 2022 from 3.61% for the year ended December 31, 2021.  Average interest earning assets increased to $2,313,766,000 for the year ended December 31, 2022 compared to $2,088,989,000 for the year ended December 31, 2021.  Average interest-earning deposits in other banks decreased $56,678,000 in 2022 compared to 2021.  Average yield on these deposits was 0.81% compared to 0.12% on December 31, 2022 and December 31, 2021 respectively.  Average investments and interest-earning deposits increased $158,452,000 and the tax equivalent yield on those assets increased 37 basis points.  Average total loans increased $64,266,000 but the yield on average loans decreased 14 basis points.
The increase in total interest income for 2021 was the result of yield changes, the decrease in interest rates being offset by asset mix changes. The tax-equivalent yield on interest-earning assets decreased to 3.61% for the year ended December 31, 2021 from 3.97% for the year ended December 31, 2020.  Average interest-earning assets increased to $2,088,989,000 for the year ended December 31, 2021 compared to $1,676,567,000 for the year ended December 31, 2020.  Average total loans increased and the yield on average loans increased 13 basis points.
Interest expense on deposits in 2022 increased $161,000 or 15.54% to $1,197,000 compared to $1,036,000 in 2021 and decreased $268,000 as compared to 2020.  The yield on interest-bearing deposits remained unchanged at 0.10% in 2022 and 2021.  The yield on interest-bearing deposits decreased 8 basis points to 0.10% in 2021 from 0.18% in 2020.  Average interest-bearing deposits were $1,149,581,000 for 2022 compared to $1,074,493,000 and $823,955,000 for 2021 and 2020, respectively.
Average other borrowings were $63,752,000 with an effective rate of 3.49% for 2022 compared to $9,864,000 with an effective rate of 2.70% for 2021.  In 2020, the average other borrowings were $5,155,000 with an effective rate of 2.52%.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, senior debit, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month LIBOR plus a margin of 1.60%. The rate was 5.68% for 2022, 1.73% for 2021, and 1.84% for 2020. The subordinated debt, issued in 2021, bears a fixed interest rate of 3.125% per year. The senior debt secured from Bell Bank has an interest rate cap of 6.75% which was reached in 2022.
The cost of all interest-bearing liabilities was 0.28% and 0.12% basis points for 2022 and 2021, respectively, compared to 0.19% for 2020.  The cost of total deposits was 0.06% for the year ended December 31, 2022, compared to 0.05% and 0.09% for the years ended December 31, 2021 and 2020, respectively.  Average demand deposits increased 11.82% to $1,006,511,000 in 2022 compared to $900,083,000 for 2021 and $744,239,000 for 2020. The ratio of average non-interest demand deposits to average total deposits increased to 46.68% for 2022 compared to 45.58% and 47.46% for 2021 and 2020, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2022 increased $7,012,000 or 9.66% to $79,566,000 compared to $72,554,000 for 2021 and $64,423,000 for 2020.  The increase in 2022 was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in average interest bearing liabilities. Our net interest margin (NIM) decreased 2 basis points. Yield on interest earning assets increased 5 basis points.  The decrease in net interest margin in the period-to-period comparison resulted primarily from the increase in interest expense.  Net interest income before provision for credit losses increased $8,131,000 in 2021 compared to 2020, primarily due yield changes and asset mix changes. Average interest-earning assets were $2,313,766,000 for the year ended December 31, 2022 with a NIM of 3.52% compared to $2,088,989,000 with a NIM of 3.54% in 2021, and $1,676,567,000 with a NIM of 3.87% in 2020.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

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
    During the year ended December 31, 2022, the Company recorded a provision for credit losses of $1,000,000 compared to a reversal of provision of $4,300,000 in 2021. A provision of $3,275,000 was recorded for 2020. The recorded provisions to the allowance for credit losses are primarily the result of our assessment of the overall adequacy of the allowance for credit losses considering a number of factors as discussed in the “Allowance for Credit Losses” section.
During the years ended December 31, 2022, 2021 and 2020 the Company had net recoveries totaling $248,000, $985,000, and $510,000, respectively. The net recovery ratio, which reflects net recoveries to average loans, was 0.02%, 0.09% and 0.05% for 2022, 2021, and 2020, respectively.
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
We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of December 31, 2022, there were $27.8 million in classified loans of which $1.7 million related to commercial and industrial loans, $2.2 million to real estate owner occupied, and $5.4 million to agricultural production. This compares to $8.5 million in classified loans as of December 31, 2021 of which $2.6 million related to commercial and industrial, $2.4 million to agricultural production, and $3.6 million to real estate owner occupied.
As of December 31, 2022, we believe, based on all current and available information, the allowance for credit losses is adequate to absorb probable incurred losses within the loan portfolio; however, no assurance can be given that we may not sustain charge-offs which are in excess of the allowance in any given period.  Refer to “Allowance for Credit Losses” below for further information.

Net Interest Income after Provision for Credit Losses

Net interest income, after the provision for credit losses was $78,566,000 for 2022 compared to $76,854,000 and $61,148,000 for 2021 and 2020, respectively.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $5,054,000 in 2022 compared to $9,005,000 and $13,797,000 in 2021 and 2020, respectively. The $3,951,000 or 43.88% decrease in non-interest income in 2022 was driven by an increase of $2,231,000 in net realized losses on sales and calls of investment securities, a decrease of $1,012,000 in other income, and a decrease in loan placement fees of $1,075,000, partially offset by an increase in service charge income of $113,000, an increase in interchange fees of $63,000 and an increase in appreciation in cash surrender value of bank-owned life insurance of $145,000. The $4,792,000 or 34.73% decrease in non-interest income in 2021 was driven by a decrease of $3,751,000 in net realized gains on sales and calls of investment securities, a decrease of $1,118,000 in other income, a decrease in service charge income of $170,000, and a decrease in loan placement fees of $317,000, partially offset by an increase in interchange fees of $437,000 and an increase in appreciation in cash surrender value of bank-owned life insurance of $129,000. Other income for the year ended December 31, 2020 included a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds.
Customer service charges increased $113,000 to $2,014,000 in 2022 compared to $1,901,000 in 2021. Service charges were $2,071,000 in 2020.  The decrease in 2021 resulted from decreases in our NSF fees and lower analysis service charge income.
During the year ended December 31, 2022, we realized net losses on sales and calls of investment securities of $1,730,000, compared to net gains of $501,000 in 2021 and $4,252,000 in 2020. The net gains in 2021, and 2020 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. Realized loss recorded in 2022 was the result of strategic decisions to reduce the overall impact of the Company’s investment portfolio. See Note 3 to the audited Consolidated Financial Statements for more detail.
Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $985,000 in 2022 compared to $840,000 and $711,000 in 2021 and 2020, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.
Interchange fees totaled $1,847,000 in 2022 compared to $1,784,000 and $1,347,000 in 2021 and 2020, respectively.
We earn loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $1,075,000 in 2022 to $899,000 compared to $1,974,000 in 2021 and $2,291,000 in 2020.
The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2022 and 2021, we held FHLB stock totaling $6,169,000 and $5,595,000, respectively.  Dividends in 2022 increased to $367,000 compared to $321,000 in 2021 and $323,000 in 2020.
Other income decreased to $672,000 in 2022 compared to $1,684,000 and $2,802,000 in 2021 and 2020, respectively. Other income for the year ended December 31, 2020 included a $1,167,000 gain related to the collection of tax-exempt life insurance proceeds.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $637,000 or 1.33% to $48,479,000 in 2022 compared to $47,842,000 in 2021, and $47,684,000 in 2020.
Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 54.51% for 2022 compared to 57.16% for 2021 and 64.08% for 2020. The improvement in the efficiency ratio in 2022 and 2021 was due to the growth in non-interest income outpacing the increase in non-interest expense.
Salaries and employee benefits increased $197,000 or 0.69% to $28,917,000 in 2022 compared to $28,720,000 in 2021 and $28,603,000 in 2020.  Full time equivalents were 248 for the year ended December 31, 2022 compared to 256 for the year ended December 31, 2021. The increase in salaries and employee benefits in 2022 compared to 2021 was the result of an increase in salaries and benefits and lower loan origination costs.
For the years ended December 31, 2022, 2021, and 2020, the compensation cost recognized for equity-based compensation was $497,000, $405,000 and $470,000, respectively. As of December 31, 2022, there was $505,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.01 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2022 and 2021. Restricted common stock awards of 56,089 and 31,496 shares were awarded in 2022 and 2021, respectively.
Occupancy and equipment expense increased $249,000 or 5.10% to $5,131,000 in 2022 compared to $4,882,000 in 2021 and $4,626,000 in 2020. The Company made no changes in its depreciation expense methodology. The Company operated 19 full-service offices at December 31, 2022 and 20 full-service offices at December 31, 2020.
Regulatory assessments were $851,000 in 2022 compared to $831,000 and $490,000 in 2021 and 2020, respectively.  The assessment base for calculating the amount owed is based on the formula of average assets minus average tangible equity.
Information technology expense increased $476,000 to $3,344,000 for the year ended December 31, 2022 compared to $2,868,000 and $2,391,000 in 2021 and 2020, respectively. Data processing expenses were $2,245,000 in 2022 compared to $2,394,000 in 2021 and $2,046,000 in 2020. Professional services decreased $146,000 in 2022 compared to 2021 due to lower legal expenses and consulting fees.
Amortization of core deposit intangibles was $454,000 for 2022, $661,000 for 2021, and $695,000 for 2020. During 2022, amortization expense related to FLB core deposit intangibles (“CDI”) was $317,000, and amortization expense related to Visalia Community Bank (“VCB”) CDI was $137,000. During 2021, amortization expense related to FLB CDI was $423,000, amortization expense related to SVB CDI was $101,000, and amortization expense related to VCB CDI was $137,000. During 2020, amortization expense related to FLB CDI was $423,000, amortization expense related to SVB CDI was $135,000, and amortization expense related to VCB CDI was $137,000.
ATM/Debit card expenses decreased $9,000 to $809,000 for the year ended December 31, 2022 compared to $818,000 in 2021 and $819,000 in 2020. Other non-interest expenses decreased $502,000 or 13.44% to $4,236,000 in 2022 compared to $3,734,000 in 2021 and $3,688,000 in 2020.

The following table describes significant components of other non-interest expense as a percentage of average assets.

For the years ended December 31, (Dollars in thousands)	Other Expense 2022	% Average Assets	Other Expense 2021	% Average Assets	Other Expense 2020	% Average Assets
Stationery/supplies	$155	0.01%	$150	0.01%	$228	0.01%
Amortization of software	67	—%	82	—%	123	0.01%
Telephone	376	0.02%	224	0.01%	193	0.01%
Alarm	121	—%	131	0.01%	115	0.01%
Postage	156	0.01%	202	0.01%	191	0.01%
Armored courier fees	257	0.01%	255	0.01%	280	0.02%
Risk management expense	99	—%	94	—%	149	0.01%
Donations	225	0.01%	197	0.01%	152	0.01%
Personnel other	323	0.01%	374	0.02%	161	0.01%
Education/training	191	0.01%	198	0.01%	156	0.01%
Loan related expenses	341	0.01%	357	0.02%	293	0.02%
General insurance	237	0.01%	202	0.01%	171	0.01%
Travel and mileage expense	170	0.01%	103	—%	127	0.01%
Operating losses	260	0.01%	147	0.01%	142	0.01%
Shareholder services	110	—%	107	—%	109	0.01%
Other	1,148	0.05%	911	0.04%	1,098	0.06%
Total other non-interest expense	$4,236	0.17%	$3,734	0.17%	$3,688	0.22%

Provision for Income Taxes

Our effective income tax rate was 24.2% for 2022 compared to 25.3% for 2021 and 25.4% for 2020.  The Company reported an income tax provision of $8,496,000, $9,616,000, and $6,914,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
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
The Company had the net deferred tax assets of $43.38 million and $6.31 million at December 31, 2022 and 2021, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2022 and 2021 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,422,519,000 as of December 31, 2022, compared to $2,450,139,000 as of December 31, 2021, a decrease of 1.13% or $27,620,000.  Total gross loans were $1,256,304,000 as of December 31, 2022, compared to $1,039,111,000 as of December 31, 2021, an increase of $217,193,000 or 20.90%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) decreased 22.75% or $284,504,000 to $966,175,000.  Total deposits decreased 1.09% or $23,148,000 to $2,099,649,000 as of December 31, 2022, compared to $2,122,797,000 as of December 31, 2021.  Shareholders’ equity decreased $73,185,000 or 29.53% to $174,660,000 as of December 31, 2022, compared to $247,845,000 as of December 31, 2021. The decrease in shareholders’ equity was driven by the increase in net unrealized losses on the investment portfolio, net of estimated taxes, in accumulated other comprehensive income (AOCI), and share repurchases, partially offset by the retention of earnings, net of dividends paid. Accrued interest payable and other liabilities were $32,611,000 as of December 31, 2022, compared to $40,043,000 as of December 31, 2021, a decrease of $7,432,000.

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

Investments

The following table reflects the balances for each category of securities at year end (in thousands):

	Amortized Cost at December 31,
Available-for-Sale Securities	2022	2021	2020
U.S. Treasury securities	$9,990	$9,988	$—
U.S. Government agencies	107	373	651
Obligations of states and political subdivisions	201,638	512,952	361,734
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	213,471	214,203
Private label mortgage and asset backed securities	411,441	317,089	82,413
Corporate debt securities	—	44,500	30,000
Total Available-for-Sale Securities	$740,468	$1,098,373	$689,001

	Amortized Cost at December 31,
Held-to-Maturity Securities	2022	2021	2020
Obligations of states and political subdivisions	$192,004	$—	$—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	—	—
Private label mortgage and asset backed securities	56,691	—	—
Corporate debt securities	45,982	—	—
Total Held-to-Maturity Securities	$305,107	$—	$—

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2022, investment securities with a fair value of $201,261,000, or 21.10% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.
Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2022 was 59.83% compared to 48.95% at December 31, 2021.  The loan to deposit ratio of our peers was 77.00% at December 31, 2021.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion. The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, decreased 22.75% or $284,504,000 to $966,175,000 at December 31, 2022, from $1,250,679,000 at December 31, 2021.  The market value of the portfolio reflected an unrealized loss of $91,643,000 at December 31, 2022, compared to an unrealized gain of $10,835,000 at December 31, 2021.
    Losses recognized in 2022, 2021, and 2020 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
The Board and management have had periodic discussions about our strategy for risk management in dealing with potential losses as interest rates rise. We have been managing the portfolio with an objective of optimizing risk and return in various interest rate scenarios. We do not attempt to predict future interest rates, but we analyze the cash flows of our investment portfolio in different interest rate scenarios in connection with the rest of our balance sheet to design an investment portfolio that optimizes performance.
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
For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no OTTI losses recorded during the twelve months ended December 31, 2022, 2021, or 2020.
The amortized cost, maturities and weighted average yield of investment securities at December 31, 2022 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Treasury securities	$—	—%	$—	—%	$9,990	1.25%	$—	—%	$9,990	1.25%
U.S. Government agencies	—	—	—	—	—	—	107	4.25%	107	4.25%
Obligations of states and political subdivisions (2)	—	—	—	—	35,927	3.53%	165,711	4.17%	201,638	4.06%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	35	5.92%	9,196	3.53%	108,061	4.53%	117,292	4.38%
Private label residential mortgage and asset backed securities	12,600	7.16%	51,825	5.50%	18,048	2.12%	328,968	2.85%	411,441	3.28%
	$12,600	7.16%	$51,860	5.50%	$73,161	3.18%	$602,847	3.51%	$740,468	3.68%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
Obligations of states and political subdivisions (2)	$—	—%	$132	—%	$51,424	2.48%	$140,448	3.62%	$192,004	3.31%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	—	—	—	—	10,430	3.00%	10,430	3.00%
Private label residential mortgage and asset backed securities	—	—	—	—	—	—	56,691	2.81%	56,691	2.81%
Corporate debt securities	—	—	—	—	45,982	4.40%	—	—	45,982	4.40%
	$—	—%	$132	—%	$97,406	3.38%	$207,569	3.36%	$305,107	3.37%
(1)Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.
(2)Not computed on a tax equivalent basis.

Loans

Total gross loans increased $217,193,000 or 20.90% to $1,256,304,000 as of December 31, 2022, compared to $1,039,111,000 as of December 31, 2021.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2022, 2021, 2020, 2019, and 2018.

	2022		2021		2020		2019		2018
Loan Type (Dollars in thousands)	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$141,197	11.2%	$136,847	13.2%	$273,994	24.9%	$102,541	10.9%	$101,533	11.1%
Agricultural production	39,007	3.1%	40,860	3.9%	21,971	2.0%	23,159	2.6%	7,998	0.9%
Total commercial	180,204	14.3%	177,707	17.1%	295,965	26.9%	125,700	13.5%	109,531	12.0%
Real estate:
Owner occupied	194,663	15.5%	212,234	20.4%	208,843	18.9%	197,946	21.0%	183,169	19.9%
Real estate-construction and other land loans	109,175	8.7%	61,586	5.9%	55,419	5.0%	73,718	7.8%	101,606	11.1%
Commercial real estate	464,809	37.1%	369,529	35.6%	338,886	30.7%	329,333	34.9%	305,118	33.2%
Agricultural real estate	117,648	9.4%	98,481	9.5%	84,258	7.6%	76,304	8.1%	76,884	8.4%
Other real estate	24,586	2.0%	26,084	2.5%	28,718	2.6%	31,241	3.3%	32,799	3.6%
Total real estate	910,881	72.7%	767,914	73.9%	716,124	64.8%	708,542	75.1%	699,576	76.2%
Consumer:
Equity loans and lines of credit	123,581	9.8%	55,620	5.4%	55,634	5.0%	64,841	6.9%	69,958	7.6%
Consumer and installment	40,252	3.2%	36,999	3.6%	37,236	3.3%	42,782	4.5%	38,038	4.2%
Total consumer	163,833	13.0%	92,619	9.0%	92,870	8.3%	107,623	11.4%	107,996	11.8%
Deferred loan (fees) costs, net	1,386		871		(2,612)		1,515		1,592
Total gross loans (1)	1,256,304	100.0%	1,039,111	100.0%	1,102,347	100.0%	943,380	100.0%	918,695	100.0%
Allowance for credit losses	(10,848)		(9,600)		(12,915)		(9,130)		(9,104)
Total loans (1)	$1,245,456		$1,029,511		$1,089,432		$934,250		$909,591

(1) Includes nonaccrual loans of:	$—		$946		$3,278		$1,693		$2,740

At December 31, 2022, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $73,456,000, of which $2,049,000 were commercial loans, $66,583,000 were real estate loans, and $4,824,000 were consumer loans, and at December 31, 2021, the acquired loans had a balance of $93,201,000, of which $2,111,000 were commercial loans, $83,128,000 were real estate loans, and $7,962,000 were consumer loans.
At December 31, 2022, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.8% of total loans of which 14.3% were commercial and 82.5% were real-estate-related.  This level of concentration is consistent with 96.4% at December 31, 2021.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company was not involved in any sub-prime mortgage lending activities during the years ended December 31, 2022 and 2021.
We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels.  Commercial real estate loans include certain loans which represent low to moderate risk and certain loans with higher risks. Contributing to the commercial and industrial loan growth in 2020 was the issuance of PPP loans. As of December 31, 2022, gross loans included $333,000 in PPP loans which are fully guaranteed by the SBA as compared to $18,553,000 as of December 31, 2021.
The Board of Directors review and approve concentration limits and exceptions to limitations of concentration are reported to the Board of Directors at least quarterly.

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2022.

(In thousands) (net of deferred costs)	One Year or Less	After One Through Five Years	After Five Years	Total
Loan Maturities:
Commercial and agricultural	$83,818	$77,526	$18,963	$180,307
Real estate construction and other land loans	105,782	327	3,066	109,175
Other real estate	80,020	153,989	568,824	802,833
Consumer and installment	68,306	14,403	81,170	163,879
	$337,926	$246,245	$672,023	$1,256,194
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$116,806	$154,319	$213,533	$484,658
Loans with floating interest rates (1)	142,979	121,384	507,172	771,535
	$259,785	$275,703	$720,705	$1,256,193

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$667	$37,774	$378,449	$416,890
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
At December 31, 2022, there were no nonperforming assets, compared to $946,000, or 0.04% of total assets at December 31, 2021.  Nonperforming assets totaled 0.09% of gross loans as of December 31, 2021. Total nonperforming assets at December 31, 2022, included no nonaccrual loans, no OREO, and no repossessed assets. Nonperforming assets at December 31, 2021 consisted of $946,000 in nonaccrual loans, no OREO, and no repossessed assets. At December 31, 2022 and December 31, 2021, we had no loans considered a troubled debt restructuring (“TDR”) included in nonaccrual loans. See Note 4 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.
A summary of nonaccrual, restructured, and past due loans at December 31, 2022, 2021, 2020, 2019, and 2018 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2022 and 2021.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2022, where serious doubt exists as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2022	2021	2020		2019	2018
Nonaccrual Loans:
Commercial and industrial	$—	$312	$752		$187	$298
Agricultural production	—	634	—	—	—	—
Owner occupied real estate	—	—	370		416	215
Real estate construction and other land loans	—	—	1,556		—	1,439
Agricultural real estate	—	—	—		321	—
Commercial real estate	—	—	512		381	418
Equity loans and line of credit	—	—	—		66	320
Consumer and installment	—	—	88		—	—
Restructured loans (non-accruing):
Equity loans and line of credit	—	—	—		322	50
Total nonaccrual	—	946	3,278		1,693	2,740
Accruing loans past due 90 days or more	—	—	—		—	—
Total nonperforming loans	$—	$946	$3,278		$1,693	$2,740

Interest foregone	$132	$99	$177		$85	$267
Nonperforming loans to total loans	—%	0.09%	0.30%		0.18%	0.30%
Accruing loans past due 90 days or more	$—	$—	$—		$—	$—
Accruing troubled debt restructurings	$2,386	$7,640	$7,908		$2,040	$3,170
Ratio of nonperforming loans to allowance for credit losses	—%	9.85%	25.38%		18.54%	30.10%
Loans considered to be impaired	$2,372	$8,586	$11,186		$3,734	$5,909
Related allowance for credit losses on impaired loans	$314	$649	$631		$40	$90

As of December 31, 2022 and 2021, we had impaired loans totaling $2,372,000 and $8,586,000, respectively.  We measure our impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan’s original contractual interest rate if the loan is not collateral dependent.  Impaired loans are identified from internal credit review reports, past due reports, overdraft listings, and third party reports of examination.  Borrowers experiencing problems such as operating losses, marginal working capital, inadequate cash flow or business interruptions which jeopardize collection of the loan are also reviewed for possible impairment classification.  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due, including principal and interest, according to the contractual terms of the original agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans determined to be impaired are individually evaluated for impairment. When a loan is impaired, the Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, it may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral.  For collateral dependent loans secured by real estate, we obtain external appraisals which are updated periodically, but generally no less than annually to determine the fair value of the collateral, and we record an immediate charge-off for the difference between the book value of the loan and the net realizable value, which is generally defined as appraised value less costs to dispose of the collateral.  We perform quarterly internal reviews on all criticized and classified loans.
We place loans on nonaccrual status and classify them as impaired when it becomes probable that we will not receive the full amount of interest and principal under the original contractual terms, or when loans are delinquent 90 days or more, unless the loan is both well secured and in the process of collection.  Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.  Foregone interest on nonaccrual loans totaled $132,000 for the year ended December 31, 2022 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $99,000 for the year ended December 31, 2021 of which none was attributable to troubled debt restructurings. Foregone interest on nonaccrual loans totaled $177,000 for the year ended December 31, 2020, of which none was attributable to troubled debt restructurings.
The following table provides a reconciliation of the change in non-accrual loans for the year ended December 31, 2022.

(In thousands)	Balances December 31, 2021	Additions to Nonaccrual Loans	Net Pay Downs	Transfer to Foreclosed Collateral	Returns to Accrual Status	Charge-Offs	Balances December 31, 2022
Non-accrual loans:
Commercial and industrial	$312	$—	$(80)	$—	$(232)	$—	$—
Agricultural real estate	634	—	(634)	—	—	—	—
Total non-accrual	$946	$—	$(714)	$—	$(232)	$—	$—

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2022, 2021, and 2020, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2022, 2021, and 2020, which is included in other assets on the consolidated balance sheets.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management including, but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 56 quarters, and qualitative and quantitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses incurred in the portfolio taken as a whole. Management has determined that the most recent 56 quarters was an appropriate look-back period based on several factors including the current global economic uncertainty and various national and local economic indicators, and a time period sufficient to capture enough data due to the size of the portfolio to produce statistically accurate historical loss calculations. We believe this period is an appropriate look-back period.
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
The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2022	2021	2020	2019	2018
Loans outstanding at December 31,	$1,254,918	$1,038,240	$1,104,959	$941,865	$917,103
Average loans outstanding during the year	$1,133,919	$1,069,653	$1,055,712	$930,883	$912,128
Allowance for credit losses:
Balance at beginning of year	$9,600	$12,915	$9,130	$9,104	$8,778
Deduct loans charged off:
Commercial and industrial	(27)	(46)	(121)	(1,032)	(94)
Consumer loans	(151)	(221)	(108)	(164)	(116)
Total loans charged off	(178)	(267)	(229)	(1,196)	(210)
Add recoveries of loans previously charged off:
Commercial and industrial	367	701	612	134	207
Owner occupied	—	—	—	—	21
Real estate construction and other land loans	—	319	—	—	—
Commercial real estate	—	—	—	—	81
Consumer loans	59	232	127	63	177
Total recoveries	426	1,252	739	197	486
Net recoveries (charge-offs)	248	985	510	(999)	276
Provision (Reversal of) for credit losses	1,000	(4,300)	3,275	1,025	50
Balance at end of year	$10,848	$9,600	$12,915	$9,130	$9,104
Allowance for credit losses as a percentage of outstanding loan balance	0.86%	0.92%	1.17%	0.97%	0.99%
Net recoveries (charge-offs) to average loans outstanding	0.02%	0.09%	0.05%	(0.11)%	0.03%

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

The allocation of the allowance for credit losses is set forth below:

	2022		2021		2020		2019		2018
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$1,591	11.2%	$1,691	13.2%	$1,764	24.9%	$1,115	10.9%	$1,604	11.1%
Agricultural production	229	3.1%	320	3.9%	255	2.0%	313	2.6%	67	0.9%
Real estate:
Owner occupied	814	15.5%	1,355	20.4%	2,128	18.9%	1,319	21.0%	1,131	19.9%
Real estate construction and other land loans	1,678	8.7%	812	5.9%	1,204	5.0%	932	7.8%	1,271	11.1%
Commercial real estate	4,388	37.1%	3,805	35.6%	4,781	30.7%	3,453	34.9%	3,017	33.2%
Agricultural real estate	863	9.4%	697	9.5%	838	7.6%	925	8.1%	947	8.4%
Other real estate	60	2.0%	72	2.5%	223	2.6%	140	3.3%	173	3.6%
Consumer:
Equity loans and lines of credit	607	9.8%	256	5.4%	457	5.0%	425	6.9%	419	7.6%
Consumer and installment	278	3.2%	312	3.6%	634	3.3%	472	4.5%	407	4.2%
Unallocated reserves	340		280		631		36		68
Total allowance for credit losses	$10,848	100.0%	$9,600	100.0%	$12,915	100.0%	$9,130	100.0%	$9,104	100.0%

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
As of December 31, 2022, the allowance for credit losses (ACL) was $10,848,000, compared to $9,600,000 at December 31, 2021, a net increase of $1,248,000.  The net increase in the ACL was primarily attributed to loan growth, with additional consideration reflected in the net recoveries during the year ended December 31, 2022. Net recoveries totaled $248,000 while the provision for credit losses was $1,000,000 for the year ended December 31, 2022. The balance of classified loans and loans graded special mention, totaled $27,785,000 and $31,023,000 at December 31, 2022 and $8,540,000 and $40,845,000 at December 31, 2021, respectively.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $288,141,000 as of December 31, 2022, compared to $326,108,000 as of December 31, 2021. At December 31, 2022 and 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000 and $115,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of ACL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.
    The ACL as a percentage of total loans was 0.86% at December 31, 2022, and 0.92% at December 31, 2021. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $73,456,000 at December 31, 2022 and $93,201,000 at December 31, 2021. Excluding these acquired loans from the calculation, the ACL to total gross loans was 0.92% and 1.01% as of December 31, 2022 and 2021, respectively, and general reserves associated with non-impaired loans to total non-impaired loans was 0.89% and 0.98%, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ACL.  As of December 31, 2022 and 2021 gross loans included loans related to PPP loans which are fully guaranteed by the SBA in the amount of $333,000 and $18,553,000.00, respectively. Excluding PPP loans and the acquired loans from the calculation, the allowance for credit losses to total gross loans was 0.92% and 1.04% as of December 31, 2022 and 2021, respectively.
    The Company’s loan portfolio balances in 2022 increased from 2021. Net loans increased $215.9 million or 20.98%, at December 31, 2022 compared to December 31, 2021. The net loan increase consisted of a decrease of $18.2 million in SBA Paycheck Protection Program (PPP) loans, offset by an increase of $234.2 million in non-PPP loan growth. Management believes that the change in the allowance for credit losses to total loans ratios is directionally consistent with the composition of loans and the level of nonperforming and classified loans, and by the general economic conditions experienced in the central California communities serviced by the Company, partially offset by recent improvements in real estate collateral values.

    Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on non-impaired loans include qualitative and quantitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses from loss contingencies at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ACL modeling and the changes in other factors, management determined that the ACL was appropriate as of December 31, 2022.
There were no non-performing loans as of December 31, 2022, compared to $946,000 as of December 31, 2021.  Nonperforming loans as a percentage of total loans were 0.09% at December 31, 2021.  The Company had no other real estate owned at December 31, 2022, December 31, 2021, and December 31, 2020. No foreclosed assets were recorded at December 31, 2022, December 31, 2021, and December 31, 2020. The allowance for credit losses as a percentage of nonperforming loans was 10,848.00% and 1,014.80% as of December 31, 2022 and December 31, 2021, respectively.  In addition, management believes that the likelihood of recoveries on previously charged-off loans continues to improve based on the collection efforts of management combined with improvements in the value of real estate which serves as the primary source of collateral for loans. Management believes the allowance at December 31, 2022 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

    Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2022 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of FLB, SVB, VCB, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
Management performed an annual impairment test in the third quarter of 2022 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.
Goodwill is also assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during for the year ended December 31, 2022. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.
The intangible assets at December 31, 2022 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of VCB of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2022 was $68,000, net of $1,297,000 in accumulated amortization expense.  The carrying value at December 31, 2021 was $522,000, net of $3,230,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful life was required. Amortization expense recognized was $454,000 for 2022, $661,000 for 2021 and $695,000 for 2020. The remaining $68,000 core deposit intangible will be amortized during 2023.

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
Total deposits decreased $23,148,000 or 1.09% to $2,099,649,000 as of December 31, 2022, compared to $2,122,797,000 as of December 31, 2021.  Interest-bearing deposits decreased $116,131,000 or 10.02% to $1,043,082,000 as of December 31, 2022, compared to $1,159,213,000 as of December 31, 2021.  Non-interest bearing deposits increased $92,983,000 or 9.65% to $1,056,567,000 as of December 31, 2022, compared to $963,584,000 as of December 31, 2021.  The Company’s deposit balances for the year ended December 31, 2022 decreased through normal customer deposit related activity. Average non-interest bearing deposits to average total deposits was 46.68% for the year ended December 31, 2022 compared to

45.58% for the same period in 2021. Based on FDIC deposit market share information published as of June 2022, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 3.66% in 2022 compared to 3.83% in 2021. Our total market share in the other counties as of June 2022 and 2021 we operate in (Merced, Placer, Sacramento, and Stanislaus), was less than 1.00%.
The composition of the deposits and average interest rates paid at December 31, 2022 and December 31, 2021 is summarized in the table below.

(Dollars in thousands)	December 31, 2022	% of Total Deposits	Effective Rate	December 31, 2021	% of Total Deposits	Effective Rate
NOW accounts	$324,089	15.4%	0.06%	$360,462	17.0%	0.05%
MMA accounts	435,783	20.8%	0.17%	511,448	24.1%	0.15%
Time deposits	67,923	3.2%	0.14%	90,030	4.2%	0.21%
Savings deposits	215,287	10.3%	0.01%	197,273	9.3%	0.01%
Total interest-bearing	1,043,082	49.7%	0.10%	1,159,213	54.6%	0.10%
Non-interest bearing	1,056,567	50.3%		963,584	45.4%
Total deposits	$2,099,649	100.0%		$2,122,797	100.0%
We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2022, 2021, and 2020.

	2022		2021		2020
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$581,285	0.04%	$529,043	0.03%	$433,742	0.08%
Money market accounts	$486,823	0.17%	$455,575	0.15%	$300,603	0.18%
Non-interest bearing demand	$1,006,511	—	$900,083	—	$744,239	—
Total deposits	$2,156,092	0.06%	$1,974,576	0.05%	$1,568,194	0.09%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $100,000 or more at December 31, 2022.

(In thousands)
Three months or less	$20,931
Over 3 through 6 months	8,348
Over 6 through 12 months	12,411
Over 12 months	5,697
$47,387

As of December 31, 2022, the Company had $46,000,000 in short-term Federal Home Loan Bank (FHLB) of San Francisco advances. There was no short-term FHLB advances as of December 31, 2021. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 at December 31, 2022 and 2021, at interest rates which vary with market conditions. As of December 31, 2022 and 2021, the Company had no overnight borrowings outstanding under these credit facilities.

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

Our shareholders’ equity was $174,660,000 as of December 31, 2022, compared to $247,845,000 as of December 31, 2021.  The decrease in shareholders’ equity is the result of decrease in accumulated other comprehensive income (AOCI) of $88,859,000, an increase in the unrealized loss recorded on the Company’s investment portfolio, the payment of common stock cash dividends of $5,638,000, and the repurchase and retirement of common stock of $6,814,000. These decreases were partially offset by an increase in retained earnings from our net income of $26,645,000, the exercise of stock options in the amount of $489,000, the effect of share-based compensation expense of $497,000, and stock issued under our employee stock purchase plan of $216,000.
During 2022, the Company made a capital contribution to the Bank in the amount of $38,000,000 in connection with the senior and subordinated debt proceeds approved by the Company’s Board of Directors. The Company declared and paid a total of $5,638,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2022. During the year ended December 31, 2022, the Company repurchased and retired common stock in the amount of $6,814,000.
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
During 2020 the Bank declared and paid cash dividends to the Company in the amount of $15,622,000 in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,530,000 or $0.44 per common share cash dividend to shareholders of record during the year ended December 31, 2020. During the year ended December 31, 2020, the Company repurchased and retired common stock in the amount of $11,052,000.
The following table sets forth certain financial ratios for the years ended December 31, 2022, 2021, and 2020.

	2022	2021	2020
Net income:
To average assets	1.09%	1.25%	1.11%
To average shareholders’ equity	14.25%	11.50%	8.85%
Dividends declared per share to net income per share	21.14%	19.75%	26.99%
Average shareholders’ equity to average assets	7.67%	10.89%	12.54%
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
The following table presents the Company’s regulatory capital ratios as of December 31, 2022 and December 31, 2021.

(Dollars in thousands)	Actual Ratio
December 31, 2022	Amount	Ratio
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%

December 31, 2021
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2022 and December 31, 2021

	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%	$122,594	5.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%	$109,079	6.50%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%	$134,251	8.00%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%	$167,814	10.00%

December 31, 2021
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%	$117,695	5.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	7.00%	$95,846	6.50%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	8.50%	$117,964	8.00%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	10.50%	$147,455	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three-month LIBOR plus 1.60%.
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
The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2022, the rate was 5.68%.  Interest expense recognized by the Company for the years ended December 31, 2022, 2021, and 2020 was $188,000, $93,000 and $130,000, respectively.
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
On September 15, 2022, the Company entered into a $30 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. As of December 31, 2022 the rate had reached its interest rate cap of 6.75%. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Central Valley Community Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

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
Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2022, the Company had unpledged securities totaling $759,229,000 available as a secondary source of liquidity and total cash and cash equivalents of $31,170,000.  Cash and cash equivalents at December 31, 2022 decreased 80.93% compared to December 31, 2021.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.
To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2022, our available borrowing capacity includes approximately $110,000,000 in Federal funds lines with our correspondent banks and $319,309,000 in unused FHLB advances.  At December 31, 2022, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.
The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2022 and 2021:

Credit Lines (In thousands)	December 31, 2022	December 31, 2021
Unsecured Credit Lines (interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank (interest rate at prevailing interest rate):
Credit limit	$319,309	$277,130
Balance outstanding	$46,000	$—
Collateral pledged	$687,357	$481,437
Fair value of collateral	$565,869	$435,089
Federal Reserve Bank (interest rate at prevailing discount interest rate):
Credit limit	$4,702	$9,961
Balance outstanding	$—	$—
Collateral pledged	$5,508	$10,361
Fair value of collateral	$4,893	$10,241

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
At December 31, 2022, we do not believe that inflation will have a material impact on our consolidated financial position or results of operations.  However, if inflation concerns cause short term rates to rise in the near future, we may benefit by immediate repricing of a portion of our loan portfolio. Higher inflation rates may increase operating expenses or have other adverse effects on our borrowers, making collection on extensions of credit more difficult for us. Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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
We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2022, 61.42% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  Several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2022, 84.77% of our time deposits mature within one year or less.
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
Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2022. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.
The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2022 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps decrease is acceptable to management and within policy guidelines at this time. Given the low interest rate environment, 200 bps, 300 bps, and 400 bps decreases are not considered a realistic possibility and are therefore not modeled.
The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2022, if interest rates were to change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2022	% Change from Rates at December 31, 2022
Up 400 bps	$95,957	$(4,094)	(4.09)%
Up 300 bps	96,748	(3,303)	(3.30)%
Up 200 bps	97,520	(2,531)	(2.53)%
Up 100 bps	98,589	(1,462)	(1.46)%
Unchanged	100,051	—	—
Down 100 bps	95,904	(4,147)	(4.14)%
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
The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily, and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$771,535	61.42%	$683,357	65.82%
Fixed rate	484,658	38.58%	354,883	34.18%
Total gross loans	$1,256,193	100.00%	$1,038,240	100.00%
Approximately 61.42% of our loan portfolio is tied to adjustable rate indices and 18.42% of our loan portfolio reprices within 90 days.  As of December 31, 2022, we had 1,146 commercial and real estate loans totaling $578,407,341 with floors ranging from 0.50% to 9.00% and ceilings ranging from 4.50% to 25.00%.
The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$353,383	28.13%	$331,374	31.92%
1-3 Years	125,304	9.97%	208,853	20.12%
3-5 Years	149,196	11.88%	294,467	28.36%
> 5 Years	628,310	50.02%	203,546	19.60%
Total gross loans	$1,256,193	100.00%	$1,038,240	100.00%
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

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors of
Central Valley Community Bancorp and Subsidiary
Fresno, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Central Valley Community Bancorp and Subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses (ACL) – Qualitative Factors

As described in Notes 1 – Summary of Significant Accounting Policies and 4 – Loans and Allowance for Credit Losses to the consolidated financial statements, the ACL is a valuation allowance for probable incurred credit losses in the Company’s loan portfolio. The ACL consists of two primary components, specific reserves related to impaired loans and general reserves for inherent losses related to loans that are not impaired. The general reserve consists of a simple average of historical losses by portfolio segment and qualitative factors. The qualitative factors include consideration of economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Given the significance of the qualitative factors to the overall allowance for credit losses, that management’s determination of the qualitative factors is subjective and involves significant management judgments, we have identified auditing the qualitative factors used in the ACL as a critical audit matter. Our audit procedures involved a high degree of auditor judgment and required significant audit effort, including the need to involve more experienced audit personnel.

The primary procedures we performed to address this critical audit matter included:

•Evaluation of the relevance and reliability of the internal and external data used and its appropriateness and sensitivity as a basis for the adjustments relating to the qualitative factors.
•Evaluation of the reasonableness of management’s significant judgments and assumptions used in the determination of the qualitative factors.
•Analytically evaluating the directional consistency and magnitude of the change of the qualitative factors to trends in the loan portfolio and other economic data for reasonableness, which included a comparison to the prior period end and evaluating the reasonableness of the qualitative factors as of period end.
•Testing the mathematical accuracy of the qualitative factors.

/s/ Crowe LLP

We have served as the Company’s auditor since 2011.

Sacramento, California
March 9, 2023

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021

(In thousands, except share amounts)	2022	2021
ASSETS
Cash and due from banks	$25,485	$29,412
Interest-earning deposits in other banks	5,685	134,055
Total cash and cash equivalents	31,170	163,467
Available-for-sale investment securities	648,825	1,109,208
Held-to-maturity investment securities	305,107	—
Equity securities	6,558	7,416
Loans, less allowance for credit losses of $10,848 at December 31, 2022 and $9,600 at December 31, 2021	1,245,456	1,029,511
Bank premises and equipment, net	7,987	8,380
Bank owned life insurance	40,537	39,553
Federal Home Loan Bank stock	6,169	5,595
Goodwill	53,777	53,777
Core deposit intangibles	68	522
Accrued interest receivable and other assets	76,865	32,710
Total assets	$2,422,519	$2,450,139

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,056,567	$963,584
Interest bearing	1,043,082	1,159,213
Total deposits	2,099,649	2,122,797
Short-term borrowings	46,000	—
Senior debt and subordinated debentures	69,599	39,454
Accrued interest payable and other liabilities	32,611	40,043
Total liabilities	2,247,859	2,202,294
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,735,291 at December 31, 2022 and 11,916,651 at December 31, 2021	61,487	66,820
Retained earnings	194,400	173,393
Accumulated other comprehensive (loss) income, net of tax	(81,227)	7,632
Total shareholders’ equity	174,660	247,845
Total liabilities and shareholders’ equity	$2,422,519	$2,450,139
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2022, 2021, and 2020

(In thousands, except per share amounts)	2022	2021	2020
Interest income:
Interest and fees on loans	$55,907	$54,077	$52,066
Interest on deposits in other banks	391	129	246
Interest and dividends on investment securities:
Taxable	20,011	14,044	11,740
Exempt from Federal income taxes	6,679	5,606	1,966
Total interest income	82,988	73,856	66,018
Interest expense:
Interest on deposits	1,197	1,036	1,465
Interest on subordinated debentures and borrowings	2,225	266	130
Total interest expense	3,422	1,302	1,595
Net interest income before provision for credit losses	79,566	72,554	64,423
Provision for (reversal of) credit losses	1,000	(4,300)	3,275
Net interest income after provision for credit losses	78,566	76,854	61,148
Non-interest income:
Service charges	2,014	1,901	2,071
Appreciation in cash surrender value of bank owned life insurance	985	840	711
Interchange fees	1,847	1,784	1,347
Loan placement fees	899	1,974	2,291
Net realized (losses) gains on sales and calls of investment securities	(1,730)	501	4,252
Federal Home Loan Bank dividends	367	321	323
Other income	672	1,684	2,802
Total non-interest income	5,054	9,005	13,797
Non-interest expenses:
Salaries and employee benefits	28,917	28,720	28,603
Occupancy and equipment	5,131	4,882	4,626
Regulatory assessments	851	831	490
Data processing expense	2,245	2,394	2,046
Professional services	1,519	1,665	2,398
ATM/Debit card expenses	809	818	819
Information technology	3,344	2,868	2,391
Directors’ expenses	282	422	615
Advertising	557	527	663
Internet banking expenses	134	320	650
Amortization of core deposit intangibles	454	661	695
Other expense	4,236	3,734	3,688
Total non-interest expenses	48,479	47,842	47,684
Income before provision for income taxes	35,141	38,017	27,261
Provision for income taxes	8,496	9,616	6,914
Net income	$26,645	$28,401	$20,347

Basic earnings per common share	$2.27	$2.32	$1.62
Diluted earnings per common share	$2.27	$2.31	$1.62
Cash dividends per common share	$0.48	$0.47	$0.44
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
Net income	$26,645	$28,401	$20,347
Other Comprehensive (Loss) Income:
Unrealized (losses) gains on securities:
Unrealized holdings (losses) gains arising during the period	(129,527)	(9,755)	21,344
Less: reclassification for net losses (gains) included in net income	1,730	(501)	(4,252)
Amortization of net unrealized losses transferred	1,651	—	—
Other comprehensive (loss) income, before tax	(126,146)	(10,256)	17,092
Tax benefit (expense) related to items of other comprehensive income (loss)	37,287	3,032	(5,053)
Total other comprehensive (loss) income	(88,859)	(7,224)	12,039
Comprehensive (loss) income	$(62,214)	$21,177	$32,386
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2022, 2021, and 2020

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2020	13,052,407	$89,379	$135,932	$2,817	$228,128
Net income	—	—	20,347	—	20,347
Other comprehensive income	—	—	—	12,039	12,039
Restricted stock granted, net of forfeitures	13,008	—	—	—	—
Stock issued under employee stock purchase plan	15,764	199	—	—	199
Stock awarded to employees	6,548	141	—	—	141
Stock-based compensation expense	—	470	—	—	470
Cash dividend ($0.44 per common share)	—	—	(5,530)	—	(5,530)
Stock options exercised	43,500	279	—	—	279
Repurchase and retirement of common stock	(621,379)	(11,052)	—	—	(11,052)
Balance, December 31, 2020	12,509,848	79,416	150,749	14,856	245,021
Net income	—	—	28,401	—	28,401
Other comprehensive loss	—	—	—	(7,224)	(7,224)
Restricted stock granted, net of forfeitures	20,720	—	—	—	—
Stock issued under employee stock purchase plan	12,521	204	—	—	204
Stock awarded to employees	10,529	157	—	—	157
Stock-based compensation expense	—	405	—	—	405
Cash dividend ($0.47 per common share)	—	—	(5,757)	—	(5,757)
Stock options exercised	24,265	257	—	—	257
Repurchase and retirement of common stock	(661,232)	(13,619)	—	—	(13,619)
Balance, December 31, 2021	11,916,651	66,820	173,393	7,632	247,845
Net income	—	—	26,645	—	26,645
Other comprehensive loss	—	—	—	(88,859)	(88,859)
Restricted stock granted, net of forfeitures	42,399	—	—	—	—
Stock issued under employee stock purchase plan	13,351	216	—	—	216
Stock awarded to employees	13,446	279	—	—	279
Stock-based compensation expense	—	497	—	—	497
Cash dividend ($0.48 per common share)	—	—	(5,638)	—	(5,638)
Stock options exercised	50,205	489	—	—	489
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	$174,660

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2022, 2021, and 2020
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$26,645	$28,401	$20,347
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(422)	3,483	(4,127)
Depreciation	755	897	881
Accretion	(1,520)	(1,404)	(1,326)
Amortization	9,662	8,102	4,622
Stock-based compensation	497	405	470
Provision (reversal) for credit losses	1,000	(4,300)	3,275
Net realized losses (gains) on sales and calls of available-for-sale investment securities	1,730	(501)	(4,252)
Net gain on sale and disposal of equipment	(15)	(8)	(6)
Net change in equity investments	858	218	(162)
Increase in bank owned life insurance, net of expenses	(985)	(840)	(551)
Net gain on bank owned life insurance	—	—	(1,167)
Net increase in accrued interest receivable and other assets	(7,082)	(2,052)	(1,128)
Net (decrease) increase in accrued interest payable and other liabilities	(7,153)	8,989	1,165
Benefit (provision) for deferred income taxes	224	1,465	(1,051)
Net cash provided by operating activities	24,194	42,855	16,990
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	(301,699)	(495,879)	(540,362)
Proceeds from sales or calls of available-for-sale investment securities	252,331	26,222	283,956
Proceeds from maturity and principal repayment of available-for-sale investment securities	67,795	54,822	35,914
Proceeds from principal repayments of held-to-maturity investment securities	1,421	—	—
Net (increase) decrease in loans	(216,523)	60,738	(154,331)
Purchases of premises and equipment	(362)	(1,049)	(1,492)
Purchases of bank owned life insurance	—	(10,000)	(250)
FHLB stock (purchased) redeemed	(574)	—	467
Proceeds from bank owned life insurance	—	—	3,485
Proceeds from sale of premises and equipment	15	9	6
Net cash used in investing activities	(197,596)	(365,137)	(372,607)
Cash Flows From Financing Activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(1,041)	399,903	393,308
Net (decrease) increase in time deposits	(22,107)	184	(3,883)
Proceeds from issuance of subordinated debt	—	34,299	—
Proceeds from short-term borrowings from Federal Home Loan Bank	2,452,826	—	—
Repayments of short-term borrowings to Federal Home Loan Bank	(2,406,826)	—	—
Proceeds of issuance of senior debt	30,000	—	—
Purchase and retirement of common stock	(6,814)	(13,619)	(11,052)
Proceeds from stock issued under employee stock purchase plan	216	204	199
Proceeds from exercise of stock options	489	257	279
Cash dividend payments on common stock	(5,638)	(5,757)	(5,530)
Net cash provided by financing activities	41,105	415,471	373,321
(Decrease) increase in cash and cash equivalents	(132,297)	93,189	17,704
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	163,467	70,278	52,574
CASH AND CASH EQUIVALENTS AT END OF YEAR	$31,170	$163,467	$70,278

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2022, 2021, and 2020

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,831	$1,166	$1,706
Income taxes	$8,314	$8,155	$5,120
Operating cash flows from operating leases	$2,221	$2,259	$2,240
Non-cash investing and financing activities:
Transfer of securities from held-to-maturity to available-for-sale	$332,007	$—	$—
Transfer of unrealized loss on securities from available-for-sale to held-to-maturity	$(25,328)	$—	$—
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
The Bank operates 19 full service offices throughout California’s San Joaquin Valley and Greater Sacramento Region.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.
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
The determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of a simple average of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 56 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.
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
Other real estate - Primarily loans secured by agricultural real estate for development and production of permanent plantings that have not reached maximum yields.  Real estate loans where agricultural vertical integration exists in packing and shipping of commodities and risk is primarily based on the liquidity of the borrower to sustain payment during the development period.

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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk rating was completed in December 2022. These risk ratings are also subject to examination by independent specialists engaged by the Company, and the Company’s regulators.  During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans.  These credit quality indicators are used to assign a risk rating to each individual loan.  The risk ratings can be grouped into five major categories, defined as follows:
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

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There was no carrying value for foreclosed assets at December 31, 2022 and at December 31, 2021.

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
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2022, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Intangible Assets - The intangible assets at December 31, 2022 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Management performed an annual impairment test on core deposit intangibles as of September 30, 2022 and determined no impairment was necessary. Core deposit intangibles are also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  No such events or circumstances arose during the fourth quarter of 2022, so core deposit intangibles were not required to be retested.

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

The Company has formed an internal task force that is responsible for oversight of the Company’s implementation strategy for compliance with provisions of the new standard. The Company has also established a project management governance process to manage the implementation across affected disciplines. An external provider specializing in community bank loss driver and CECL reserving model design as well as other related consulting services has been retained, and we continue to evaluate CECL modeling factors. As part of this process, the Company has determined potential loan pool segmentation and sub-segmentation under CECL, as well as evaluated the key economic loss drivers for each segment. Further, the Company has begun developing internal controls around the CECL process, data, calculations and implementation. The Company has generated and continues to evaluate model scenarios under CECL in tandem with its current reserving processes for interim and annual reporting periods during 2022 due to the fact the Company elected to delay implementation of the CECL process as allowed by FASB. While the Company is currently unable to reasonably estimate the impact of adopting this new guidance, management expects the impact of adoption will be significantly influenced by the composition and quality of the Company’s loan and held-to-maturity investment portfolios, as well as the economic conditions as of the date of adoption. The Company also anticipates changes to the processes and procedures for calculating the allowance for credit losses, and an additional allowance for held-to-maturity investments. The Company’s evaluation is nearing completion, however we continue to review the full impact and the changes to internal controls required.

FASB Accounting Standards Update (ASU) 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements. The Company believes the adoption of this guidance on activities subsequent to December 31, 2022 will not have a material impact on the consolidated financial statements.

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
    The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,485	$25,485	$—	$—	$25,485
Interest-earning deposits in other banks	5,685	5,685	—	—	5,685
Available-for-sale investment securities	648,825	—	648,825	—	648,825
Held-to-maturity investment securities	305,107	—	271,249	—	271,249
Equity securities	6,558	6,558	—	—	6,558
Loans, net	1,245,456	—	—	1,113,849	1,113,849
Federal Home Loan Bank stock	6,169	N/A	N/A	N/A	N/A
Accrued interest receivable	10,547	—	6,035	4,512	10,547
Financial liabilities:
Deposits	2,099,649	2,034,928	67,047	—	2,101,975
Short-term borrowings	46,000	—	46,000	—	46,000
Senior debt and subordinated debentures	69,599	—	—	62,504	62,504
Accrued interest payable	794	—	83	711	794

	December 31, 2021
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$29,412	$29,412	$—	$—	$29,412
Interest-earning deposits in other banks	134,055	134,055	—	—	134,055
Available-for-sale investment securities	1,109,208	—	1,109,208	—	1,109,208
Equity securities	7,416	7,416	—	—	7,416
Loans, net	1,029,511	—	—	1,015,052	1,015,052
Federal Home Loan Bank stock	5,595	N/A	N/A	N/A	N/A
Accrued interest receivable	9,395	7	6,076	3,312	9,395
Financial liabilities:
Deposits	2,122,797	2,010,407	89,923	—	2,100,330
Senior debt and subordinated debentures	39,454	—	—	39,463	39,463
Accrued interest payable	202	—	30	172	202

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

(g) Subordinated Debentures and Senior Debt — The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2022 and 2021:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Available-for-sale investment securities
Debt Securities:
U.S. Treasury securities	$8,707	$—	$8,707	$—
U.S. Government agencies	98	—	98	—
Obligations of states and political subdivisions	174,985	—	174,985	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	109,493	—	109,493	—
Private label mortgage and asset backed securities	355,542	—	355,542	—
Equity Securities	6,558	6,558	—	—
Total assets measured at fair value on a recurring basis	$655,383	$6,558	$648,825	$—

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Available-for-sale securities
Debt Securities:
U.S. Treasury securities	$9,925	$—	$9,925	$—
U.S. Government agencies	379	—	379	—
Obligations of states and political subdivisions	526,467	—	526,467	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	214,439	—	214,439	—
Private label residential mortgage and asset backed securities	313,220	—	313,220	—
Corporate debt securities	44,778	—	44,778	—
Equity Securities	7,416	7,416	—	—
Total assets measured at fair value on a recurring basis	$1,116,624	$7,416	$1,109,208	$—

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
    Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the years ended December 31, 2022 and 2021, no transfers between levels occurred.
There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2022 or December 31, 2021. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2022 or December 31, 2021.

Non-recurring Basis

    The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis. These include the following assets and liabilities that are measured at the lower of cost or fair value that were recognized at fair value which was below cost at December 31, 2022 and 2021. As of December 31, 2022, there were no impaired loans measured for impairment using the fair value. Those measured at December 31, 2021 were (in thousands):

	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Real estate:
Real estate-construction and other land loans	$262	$—	$—	$262
Total assets measured at fair value on a non-recurring basis	$262	$—	$—	$262

    At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The fair value of impaired loans is based on the fair value of the collateral. Impaired loans were determined to be collateral dependent and categorized as Level 3 due to ongoing real estate market conditions resulting in inactive market data, which in turn required the use of unobservable inputs and assumptions in fair value measurements. Impaired loans evaluated under the discounted cash flow method are excluded from the table above. The discounted cash flow method as prescribed by ASC 310 is not a fair value measurement since the discount rate utilized is the loan’s effective interest rate which is not a market rate. There were no changes in valuation techniques used during the year ended December 31, 2022.
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
There were no impaired loans that were measured for impairment using the fair value of the collateral for collateral dependent loans at December 31, 2022. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans had a principal balance of $292,000 with a valuation allowance of $30,000 at December 31, 2021, and a resulting fair value of $262,000. The valuation allowance represents specific allocations for the allowance for credit losses for impaired loans.
    During the year ended December 31, 2022 the specific allocation of the allowance for credit losses related to loans carried at fair value was zero, compared to $30,000 during the year ended December 31, 2021. There were no net charge-offs related to loans carried at fair value at December 31, 2022 and 2021.

3.INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-for-maturity at December 31, 2022 and 2021 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) income and gross unrecognized gains and losses:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,990	$—	$(1,283)	$8,707
U.S. Government agencies	107	—	(9)	98
Obligations of states and political subdivisions	201,638	—	(26,653)	174,985
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	4	(7,803)	109,493
Private label mortgage and asset backed securities	411,441	14	(55,913)	355,542
	$740,468	$18	$(91,661)	$648,825

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Held to Maturity
Debt Securities:
Obligations of states and political subdivisions	$192,004	$67	$(23,166)	$168,905
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	—	(1,762)	8,668
Private label mortgage and asset backed securities	56,691	—	(5,931)	50,760
Corporate debt securities	45,982	—	(3,066)	42,916
	$305,107	$67	$(33,925)	$271,249

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,988	$—	$(63)	$9,925
U.S. Government agencies	373	6	—	379
Obligations of states and political subdivisions	512,952	16,703	(3,188)	526,467
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	213,471	2,245	(1,277)	214,439
Private label mortgage and asset backed securities	317,089	824	(4,693)	313,220
Corporate debt securities	44,500	595	(317)	44,778
`	$1,098,373	$20,373	$(9,538)	$1,109,208

    Proceeds and gross realized (losses)/gains on investment securities for the years ended December 31, 2022, 2021, and 2020 are shown below (in thousands):

	Years Ended December 31,
	2022	2021	2020
Available-for-Sale Securities
Proceeds from sales or calls	$252,331	$26,222	$283,956
Gross realized gains from sales or calls	$5,235	$580	$7,123
Gross realized losses from sales or calls	$(6,965)	$(79)	$(2,871)
During the second quarter of 2022, the Company re-designated certain securities previously classified as available-for-sale to the held-to-maturity classification. The securities re-designated consisted of obligations of states and political subdivision securities, U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities, and corporate debt securities with a total carrying value of $306.7 million at April 1, 2022. At the time of re-designation, the securities included $25.3 million of pretax unrealized losses in other comprehensive income; which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount.
As market interest rates or risks associated with an available-for-sale security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.
Losses recognized in 2022, 2021, and 2020 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities sold at a loss were acquired when the rate environment was not as volatile. The securities sold were primarily purchased to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to purchase securities that fall within the Company’s current risk profile.
    The provision for income taxes includes $(511,000), $148,000, and $1,257,000 income (benefit)/tax impact from the reclassification of unrealized net (losses)/gains on available-for-sale securities to realized net (losses)/gains on available-for-sale securities for the years ended December 31, 2022, 2021, and 2020, respectively.
Investment securities with unrealized losses at December 31, 2022 and 2021 are summarized and classified according to the duration of the loss period as follows (in thousands):

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$8,707	$(1,283)	$8,707	$(1,283)
U.S. Government agencies	—	—	98	(9)	98	(9)
Obligations of states and political subdivisions	90,808	(12,208)	84,177	(14,445)	174,985	(26,653)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	20,825	(1,058)	88,520	(6,745)	109,345	(7,803)
Private label residential mortgage and asset backed securities	126,284	(14,529)	229,152	(41,384)	355,436	(55,913)
	$237,917	$(27,795)	$410,654	$(63,866)	$648,571	$(91,661)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$48,311	$(5,505)	$118,026	$(17,661)	$166,337	$(23,166)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	8,668	(1,762)	8,668	(1,762)
Private label residential mortgage and asset backed securities	19,393	(1,916)	31,367	(4,015)	50,760	(5,931)
Corporate debt securities	23,997	(1,561)	18,919	(1,505)	42,916	(3,066)
	$91,701	$(8,982)	$176,980	$(24,943)	$268,681	$(33,925)

	December 31, 2021
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,925	$(63)	$—	$—	$9,925	$(63)
Obligations of states and political subdivisions	143,336	(2,896)	6,336	(292)	149,672	(3,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	91,385	(905)	40,365	(372)	131,750	(1,277)
Private label residential mortgage backed securities	230,987	(3,661)	28,908	(1,032)	259,895	(4,693)
Corporate debt securities	21,183	(317)	—	—	21,183	(317)
	$496,816	$(7,842)	$75,609	$(1,696)	$572,425	$(9,538)

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
    As of December 31, 2022, the Company performed an analysis of the investment portfolio to determine whether any of the investments held in the portfolio had an other-than-temporary impairment (OTTI). The Company evaluated all individual available-for-sale investment securities with an unrealized loss at December 31, 2022 and identified those that had an unrealized loss for at least a consecutive 12 month period, which had an unrealized loss at December 31, 2022 greater than 10% of the recorded book value on that date, or which had an unrealized loss of more than $250,000.  The Company also analyzed any securities that may have been downgraded by credit rating agencies.
    For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds.  There were no OTTI losses recorded during the twelve months ended December 31, 2022, 2021, or 2020.

U.S. Treasury Securities - At December 31, 2022, the Company held one U.S. Treasury security which was in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Treasury securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

U.S. Government Agencies - At December 31, 2022, the Company held one U.S. Government agency security which was in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government agency securities were caused by interest rate changes. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Obligations of States and Political Subdivisions - At December 31, 2022, the Company held 43 obligations of states and political subdivision securities of which 25 were in a loss position for less than 12 months, and 18 have been in a loss position for more than 12 months. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations - At December 31, 2022, the Company held 66 U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligation securities of which 40 were in a loss position for less than 12 months and 26 have been in a loss position for more than 12 months. The unrealized losses on the Company’s investments in U.S. Government sponsored entity and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022.

Private Label Mortgage and Asset Backed Securities - At December 31, 2022, the Company had a total of 82 Private Label Mortgage and Asset Backed Securities (PLMBS). 27 of these securities were in a loss position for less than 12 months and 55 have been in a loss position for more than 12 months at December 31, 2022.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company does not intend to sell, and it is more likely than not that it will not be required to sell those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2022. The Company continues to monitor these securities for changes in credit ratings or other indications of credit deterioration.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at December 31, 2022 and 2021 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2022		December 31, 2021
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	—	—	3,690	4,038
After five years through ten years	45,918	38,383	99,615	101,498
After ten years	165,710	145,309	419,635	430,856
	211,628	183,692	522,940	536,392
Investment securities not due at a single maturity date:
U.S. Government agencies	107	98	373	379
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	109,493	213,471	214,439
Private label mortgage and asset backed securities	411,441	355,542	317,089	313,220
Corporate debt securities	—	—	44,500	44,778
	$740,468	$648,825	$1,098,373	$1,109,208

	December 31, 2022		December 31, 2021
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	132	129	—	—
After five years through ten years	51,424	46,143	—	—
After ten years	140,448	122,633	—	—
	192,004	168,905	—	—
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	8,668	—	—
Private label mortgage and asset backed securities	56,691	50,760	—	—
Corporate debt securities	45,982	42,916	—	—
	$305,107	$271,249	$—	$—

Investment securities with amortized costs totaling $214,579,000 and $252,986,000 and fair values totaling $190,814,000 and $260,325,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2022 and 2021, respectively.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Outstanding loans are summarized as follows (in thousands):

Loan Type	December 31, 2022	% of Total loans	December 31, 2021	% of Total loans
Commercial:
Commercial and industrial	$141,197	11.2%	$136,847	13.2%
Agricultural production	39,007	3.1%	40,860	3.9%
Total commercial	180,204	14.3%	177,707	17.1%
Real estate:
Owner occupied	194,663	15.5%	212,234	20.4%
Real estate construction and other land loans	109,175	8.7%	61,586	5.9%
Commercial real estate	464,809	37.1%	369,529	35.6%
Agricultural real estate	117,648	9.4%	98,481	9.5%
Other real estate	24,586	2.0%	26,084	2.5%
	910,881	72.7%	767,914	73.9%
Consumer:
Equity loans and lines of credit	123,581	9.8%	55,620	5.4%
Consumer and installment	40,252	3.2%	36,999	3.6%
Total consumer	163,833	13.0%	92,619	9.0%
Net deferred origination costs (fees)	1,386		871
Total gross loans	1,256,304	100.0%	1,039,111	100.0%
Allowance for credit losses	(10,848)		(9,600)
Total loans	$1,245,456		$1,029,511
At December 31, 2022 and 2021, loans originated under Small Business Administration (SBA) programs totaling $19,947,000 and $23,024,000, respectively, were included in the real estate and commercial categories. In addition, the Company participated in the SBA Paycheck Protection Program (PPP) to help provide loans to our business customers to provide them with additional working capital. At December 31, 2022 and 2021, PPP loans totaling $333,000 and $18,553,000, respectively, were outstanding and included in the commercial and industrial category above. Approximately $665,612,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $319,309,000 as of December 31, 2022.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.
Salaries and employee benefits totaling $1,745,000, $1,890,000, and $2,782,000 have been deferred as loan origination costs for the years ended December 31, 2022, 2021, and 2020, respectively.

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
    For all portfolio segments, the determination of the general reserve for loans that are not impaired is based on estimates made by management, including but not limited to, consideration of historical losses by portfolio segment (and in certain cases peer loss data) over the most recent 56 quarters, and qualitative factors including economic trends in the Company’s service areas, industry experience and trends, industry and geographic concentrations, estimated collateral values, the Company’s underwriting policies, the character of the loan portfolio, and probable losses inherent in the portfolio taken as a whole.

Changes in the allowance for credit losses were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Balance, beginning of year	$9,600	$12,915	$9,130
Provision (reversal) charged to operations	1,000	(4,300)	3,275
Losses charged to allowance	(178)	(267)	(229)
Recoveries	426	1,252	739
Balance, end of year	$10,848	$9,600	$12,915

The following table shows the summary of activities for the allowance for credit losses as of and for the years ended December 31, 2022, 2021, and 2020 by portfolio segment (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	$568	$280	$9,600
Provision (reversal) charged to operations	(531)	1,062	409	60	1,000
Losses charged to allowance	(27)	—	(151)	—	(178)
Recoveries	367	—	59	—	426
Ending balance, December 31, 2022	$1,820	$7,803	$885	$340	$10,848

Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Reversal of provision charged to operations	(663)	(2,752)	(534)	(351)	(4,300)
Losses charged to allowance	(46)	—	(221)	—	(267)
Recoveries	701	319	232	—	1,252
Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600

Allowance for credit losses:
Beginning balance, January 1, 2020	$1,428	$6,769	$897	$36	$9,130
Provision charged to operations	100	2,405	175	595	3,275
Losses charged to allowance	(121)	—	(108)	—	(229)
Recoveries	612	—	127	—	739
Ending balance, December 31, 2020	$2,019	$9,174	$1,091	$631	$12,915

The following is a summary of the allowance for credit losses by impairment methodology and portfolio segment as of December 31, 2022 and December 31, 2021 (in thousands):

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Ending balance, December 31, 2022	$1,820	$7,803	$885	$340	$10,848
Ending balance: individually evaluated for impairment	$309	$5	$—	$—	$314
Ending balance: collectively evaluated for impairment	$1,511	$7,798	$885	$340	$10,534

Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600
Ending balance: individually evaluated for impairment	$607	$38	$4	$—	$649
Ending balance: collectively evaluated for impairment	$1,404	$6,703	$564	$280	$8,951
    The following table shows the ending balances of loans as of December 31, 2022 and December 31, 2021 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2022	$180,204	$910,881	$163,833	$1,254,918
Ending balance: individually evaluated for impairment	$1,240	$139	$993	$2,372
Ending balance: collectively evaluated for impairment	$178,964	$910,742	$162,840	$1,252,546

Loans:
Ending balance, December 31, 2021	$177,707	$767,914	$92,619	$1,038,240
Ending balance: individually evaluated for impairment	$7,086	$450	$1,050	$8,586
Ending balance: collectively evaluated for impairment	$170,621	$767,464	$91,569	$1,029,654

The following table shows the loan portfolio by class allocated by management’s internal risk ratings at December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$130,835	$8,706	$1,656	$—	$141,197
Agricultural production	26,894	6,714	5,399	—	39,007
Real Estate:
Owner occupied	189,211	3,282	2,170	—	194,663
Real estate construction and other land loans	94,151	—	15,024	—	109,175
Commercial real estate	458,957	3,440	2,412	—	464,809
Agricultural real estate	107,945	8,879	824	—	117,648
Other real estate	24,586	—	—	—	24,586
Consumer:
Equity loans and lines of credit	123,315	—	266	—	123,581
Consumer and installment	40,216	2	34	—	40,252
Total	$1,196,110	$31,023	$27,785	$—	$1,254,918

    The following table shows the loan portfolio by class allocated by management’s internally assigned risk grade ratings at December 31, 2021 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$125,537	$8,724	$2,586	$—	$136,847
Agricultural production	37,179	1,325	2,356	—	40,860
Real Estate:
Owner occupied	205,092	3,582	3,560	—	212,234
Real estate construction and other land loans	54,066	7,520	—	—	61,586
Commercial real estate	351,395	18,134	—	—	369,529
Agricultural real estate	96,949	1,532	—	—	98,481
Other real estate	26,084	—	—	—	26,084
Consumer:
Equity loans and lines of credit	55,611	9	—	—	55,620
Consumer and installment	36,942	19	38	—	36,999
Total	$988,855	$40,845	$8,540	$—	$1,038,240

    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non-accrual
Commercial:
Commercial and industrial	$392	$—	$—	$392	$140,805	$141,197	$—	$—
Agricultural production	—	—	—	—	39,007	39,007	—	—
Real estate:
Owner occupied	249	—	—	249	194,414	194,663	—	—
Real estate construction and other land loans	—	—	—	—	109,175	109,175	—	—
Commercial real estate	4,507	—	—	4,507	460,302	464,809	—	—
Agricultural real estate	—	—	—	—	117,648	117,648	—	—
Other real estate	—	—	—	—	24,586	24,586	—	—
Consumer:
Equity loans and lines of credit	465	—	—	465	123,116	123,581	—	—
Consumer and installment	237	—	—	237	40,015	40,252	—	—
Total	$5,850	$—	$—	$5,850	$1,249,068	$1,254,918	$—	$—

    The following table shows an aging analysis of the loan portfolio by class and the time past due at December 31, 2021 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days Accruing	Non- accrual
Commercial:
Commercial and industrial	$1	$—	$—	$1	$136,846	$136,847	$—	$312
Agricultural production	—	—	—	—	40,860	40,860	—	634
Real estate:	—					—
Owner occupied	—	—	—	—	212,234	212,234	—	—
Real estate construction and other land loans	—	—	—	—	61,586	61,586	—	—
Commercial real estate	—	—	—	—	369,529	369,529	—	—
Agricultural real estate	—	—	—	—	98,481	98,481	—	—
Other real estate	—	—	—	—	26,084	26,084	—	—
Consumer:						—
Equity loans and lines of credit	—	—	—	—	55,620	55,620	—	—
Consumer and installment	79	—	—	79	36,920	36,999	—	—
Total	$80	$—	$—	$80	$1,038,160	$1,038,240	$—	$946

    The following table shows information related to impaired loans by class at December 31, 2022 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$993	$1,007	$—
Total with no related allowance recorded	993	1,007	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,240	1,240	309
Real estate:
Commercial real estate	126	126	2
Agricultural real estate	13	13	3
Total real estate	139	139	5
Total with an allowance recorded	1,379	1,379	314
Total	$2,372	$2,386	$314

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.
    The following table shows information related to impaired loans by class at December 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$136	$172	$—
Total with no related allowance recorded	136	172	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,452	6,491	544
Agricultural land and production	634	714	63
Total commercial	7,086	7,205	607
Real estate:
Real estate construction and other land loans	292	292	30
Commercial real estate	137	138	3
Agricultural real estate	21	21	5
Total real estate	450	451	38
Consumer:
Equity loans and lines of credit	914	914	4
Total consumer	914	914	4
Total with an allowance recorded	8,450	8,570	649
Total	$8,586	$8,742	$649

    The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

    The following presents by class, information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2022, 2021, and 2020 (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and industrial	$81	$—	$43	$—	$1,322	$—
Agricultural production	25	—	—	—	104	—
Total commercial	106	—	43	—	1,426	—
Real estate:
Owner occupied	—	—	55	—	394	—
Real estate construction and other land loans	—	—	156	—	8	—
Commercial real estate	—	—	380	—	779	—
Agricultural real estate	—	—	—	—	146	—
Total real estate	—	—	591	—	1,327	—
Consumer:
Equity loans and lines of credit	750	71	140	12	216	12
Total with no related allowance recorded	856	71	774	12	2,969	12
	—
With an allowance recorded:	—
Commercial:
Commercial and industrial	2,296	129	6,327	365	6,139	582
Agricultural production	49	—	908	—	430	—
Total commercial	2,345	129	7,235	365	6,569	582
Real estate:
Real estate construction and other land loans	88	—	673	21	586	—
Commercial real estate	132	8	142	9	206	11
Agricultural real estate	19	2	27	1	27	2
Total real estate	239	10	842	31	819	13
Consumer:
Equity loans and lines of credit	280	—	925	54	1,001	55
Consumer and installment	—	—	14	—	64	—
Total consumer	280	—	939	54	1,065	55
Total with an allowance recorded	2,864	139	9,016	450	8,453	650
Total	$3,720	$210	$9,790	$462	$11,422	$662
    Foregone interest on nonaccrual loans totaled $132,000, $99,000, and $177,000 for the years ended December 31, 2022, 2021, and 2020, respectively. Interest income recognized on cash basis during the years presented above was not considered significant for financial reporting purposes.

Troubled Debt Restructurings:

As of December 31, 2022 and 2021, the Company has a recorded investment in troubled debt restructurings (“TDR”) of $2,372,000 and, $7,640,000, respectively. The Company has allocated $314,000 and $538,000 of specific reserves for those loans at December 31, 2022 and 2021, respectively. The Company has committed to lend no additional amounts as of December 31, 2022 to customers with outstanding loans that are classified as troubled debt restructurings.
    For the years ended December 31, 2021, and 2020 the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. During the same periods, there were no troubled debt restructurings in which the amount of principal or accrued interest owed from the borrower were forgiven.
Section 4013 of the CARES Act and the “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised)” provided banks an option to elect to not account for certain loan modifications related to COVID-19 as TDRs as long as the borrowers were not more than 30 days past due as of December 31, 2019 or at the time of modification program implementation, respectively, and the borrowers meet other applicable criteria. In accordance with such guidance, during 2020 and throughout 2021 the Company offered short-term modifications in response to COVID-19 to borrowers who were current and otherwise not past due. As of December 31, 2022, there were no such loans remaining on deferral.

    During the year ended December 31, 2022, no loans were modified as troubled debt restructuring.

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

    A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within 12 months following the modification during the years ended December 31, 2022, 2021, and 2020.

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Land	$1,131	$1,131
Buildings and improvements	8,360	8,219
Furniture, fixtures and equipment	11,885	11,721
Leasehold improvements	4,305	4,290
	25,681	25,361
Less accumulated depreciation and amortization	(17,694)	(16,981)
	$7,987	$8,380

Depreciation and amortization included in occupancy and equipment expense totaled $755,000, $897,000 and $881,000 for the years ended December 31, 2022, 2021, and 2020, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2022 and 2021 was $53,777,000. Total goodwill at December 31, 2022 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.
The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.
    Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2022, so goodwill was not required to be retested.
    The intangible assets at December 31, 2022 represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank of $1,365,000.  Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition. At December 31, 2022, the weighted average remaining amortization period is less than one year.  The carrying value of intangible assets at December 31, 2022 was $68,000, net of $1,297,000 in accumulated amortization expense.  The carrying value at December 31, 2021 was $522,000, net of $3,230,000 in accumulated amortization expense.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  Amortization expense recognized was $454,000 for 2022, $661,000 for 2021, and $695,000 for 2020. The remaining $68,000 core deposit intangible will be amortized during 2023.

7. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2022	2021
Savings	$215,287	$197,273
Money market	435,783	511,448
NOW accounts	324,089	360,462
Time, $250,000 or more	13,338	20,131
Time, under $250,000	54,585	69,899
	$1,043,082	$1,159,213
Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2023	$59,467
2024	5,107
2025	1,660
2026	981
2027	708
Thereafter	—
$67,923

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Savings	$25	$20	$25
Money market	848	661	542
NOW accounts	207	162	316
Time certificates of deposit	117	193	582
	$1,197	$1,036	$1,465

8. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2022, the Company had $46,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco advances with an interest rate of 4.65% as compared to no advance at December 31, 2021. Approximately $665,612,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $319,309,000 as of December 31, 2022. FHLB advances are also secured by investment securities with amortized costs totaling $21,745,000 and $112,000 and market values totaling $28,961,000 and $117,000 at December 31, 2022 and 2021, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 and $110,000,000 at December 31, 2022 and 2021, respectively, at interest rates which vary with market conditions. As of December 31, 2022 and 2021, the Company had no Federal funds purchased.

Federal Reserve Line of Credit - The Bank has a line of credit in the amount of $4,702,000 and $9,961,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2022 and 2021, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $5,508,000 and $10,361,000 and market values totaling $4,893,000 and $10,241,000, respectively.  At December 31, 2022 and 2021, the Bank had no outstanding borrowings with the FRB.

9.  LEASES

Leases - The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases with terms extending through 2033.  Leases with an initial term of twelve months or less are not recorded on the balance sheet. Operating lease cost is comprised of lease expense recognized on a straight-line basis, the amortization of the right-of-use asset and the implicit interest accreted on the operating lease liability. Operating lease cost is included in occupancy and equipment expense on our consolidated statements of income. We evaluate the lease term by assuming the exercise of options to extend that are reasonably assured and those option periods covered by an option to terminate the lease, if deemed not reasonably certain to be exercised. The lease term is used to determine the straight-line expense and limits the depreciable life of any related leasehold improvements. Certain leases require us to pay real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These expenses are classified in occupancy and equipment expense on our consolidated statements of income, consistent with similar costs for owned locations, but is not included in operating lease cost below. We calculate the lease liability using a discount rate that represents our incremental borrowing rate at the lease commencement date.

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2022 are as follows (in thousands):

Years Ending December 31,
2023	2,479
2024	2,208
2025	1,715
2026	1,535
2027	1,306
Thereafter	2,585
Total lease payments	11,828
Less: imputed interest	(379)
Present value of operating lease liabilities	$11,449
The table below summarizes the total lease cost for the period ending:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Operating lease cost	$2,187	$2,088
Short-term lease cost	—	3
Variable lease cost	307	353
Total lease cost	$2,494	$2,444

The table below summarizes other information related to our operating leases:

	December 31, 2022	December 31, 2021
Weighted average remaining lease term, in years	6	5
Weighted average discount rate	1.5%	2.67%
The table below shows operating lease right of use assets and operating lease liabilities as of :

(Dollars in thousands)	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$10,629	$7,308
Operating lease liabilities	$11,449	$7,962

The right-of-use-assets and lease liabilities are included with other assets and other liabilities on the balance sheet, respectively.

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2022, 2021, and 2020 consisted of the following (in thousands):

	Federal	State	Total
2022
Current	$4,827	$3,445	$8,272
Deferred	80	144	224
Provision for income taxes	$4,907	$3,589	$8,496
2021
Current	$4,687	$3,464	$8,151
Deferred	1,002	463	1,465
Provision for income taxes	$5,689	$3,927	$9,616
2020
Current	$4,915	$3,050	$7,965
Deferred	(656)	(395)	(1,051)
Provision for income taxes	$4,259	$2,655	$6,914

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Allowance for credit losses	$3,207	$2,838
Deferred compensation	4,204	4,588
Unrealized loss on available-for-sale investment securities	34,093	—
Net operating loss carryovers	1,907	2,048
Mark-to-market adjustment	497	74
Other deferred tax assets	84	101
Other-than-temporary impairment	30	192
Loan and investment impairment	376	530
Operating lease liabilities	3,385	2,354
Partnership income	52	111
State taxes	777	736
Total deferred tax assets	48,612	13,572
Deferred tax liabilities:
Operating lease right-of-use assets	(3,142)	(2,160)
Finance leases	(668)	(749)
Unrealized gain on available-for-sale investment securities	—	(3,203)
Core deposit intangible	(20)	(154)
FHLB stock	(191)	(191)
Loan origination costs	(829)	(450)
Bank premises and equipment	(385)	(360)
Total deferred tax liabilities	(5,235)	(7,267)
Net deferred tax assets	$43,377	$6,305
The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2022 and 2021.
The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2022, 2021, and 2020 consisted of the following:

	2022	2021	2020
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	8.1%	8.2%	7.7%
Tax exempt investment security income, net	(4.0)%	(3.1)%	(1.5)%
Bank owned life insurance, net	(0.8)%	(0.5)%	(1.2)%
Compensation - Stock Compensation	(0.2)%	(0.1)%	(0.2)%
Other	0.1%	(0.2)%	(0.4)%
Effective tax rate	24.2%	25.3%	25.4%

As of December 31, 2022, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $6,137,000 and $7,214,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 will begin expiring at various dates between 2029 and 2035, for federal purposes and various dates between 2030 and 2036 for California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.
    The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or state income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2019 and by the state taxing authorities for the years ended before December 31, 2018.
As of December 31, 2022, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.
During the years ended December 31, 2022 and 2021, the Company recorded no interest or penalties related to uncertain tax positions.

11. SENIOR DEBT AND SUBORDINATED DEBENTURES

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(556)	(701)
Floating rate senior debt bank loan, due 2032	30,000	—
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,599	$39,454

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2022, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month LIBOR plus 1.60%.
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
Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of December 31, 2022, the rate was 5.68%.  Interest expense recognized by the Company for the years ended December 31, 2022, 2021, and 2020 was $188,000, $93,000 and $130,000, respectively.

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

Interest expense recognized by the Company for the Subordinated and Senior Debt for the twelve months ended December 31, 2022 and 2021 was $1,783,000 and $173,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $1,696,000 at December 31, 2022.

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
The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2022	2021
Commitments to extend credit	$286,925	$325,674
Standby letters of credit	$1,216	$434

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.

Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2022 and 2021.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.
At December 31, 2022, commercial loan commitments represent 45% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 45% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 10% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.
At December 31, 2022 and 2021, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $110,000 and $115,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2022, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.8% of total loans of which 14.3% were commercial and 82.5% were real-estate-related.
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

Investments in Low Income Housing Tax Credit Funds - The unfunded commitments as of December 31, 2022 and 2021 in low income housing tax credit funds were $4,949,000 and $203,000, respectively. All commitments will be paid by the Company by 2038.

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
In addition, a “capital conservation buffer” is established which requires maintenance of a minimum of 2.5% of common equity Tier 1 capital to total risk weighted assets in excess of the regulatory minimum capital ratio requirements described above. The 2.5% buffer increases the minimum capital ratios to (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. If the capital ratio levels of a banking organization fall below the capital conservation buffer amount, the organization will be subject to limitations on (i) the payment of dividends; (ii) discretionary bonus payments; (iii) discretionary payments under Tier 1 instruments; and (iv) engaging in share repurchases.
Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2022 and 2021.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s and the Bank’s actual capital ratios as of December 31, 2022 and December 31, 2021, as well as the minimum capital ratios for capital adequacy for the Bank.

(Dollars in thousands)	Actual Ratio
December 31, 2022	Amount	Ratio
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%

December 31, 2021
Tier 1 Leverage Ratio	$189,020	8.03%
Common Equity Tier 1 Ratio (CET 1)	$184,020	12.48%
Tier 1 Risk-Based Capital Ratio	$189,020	12.82%
Total Risk-Based Capital Ratio	$233,034	15.80%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2022 and December 31, 2021.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2022	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%

December 31, 2021
Tier 1 Leverage Ratio	$199,329	8.47%	$94,156	4.00%
Common Equity Tier 1 Ratio (CET 1)	$199,329	13.52%	$66,355	7.00%
Tier 1 Risk-Based Capital Ratio	$199,329	13.52%	$88,473	8.50%
Total Risk-Based Capital Ratio	$209,044	14.18%	$117,964	10.50%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
Dividends - During 2022, the Company paid dividends to the Bank in the amount of $38,000,000 in connection with the senior and subordinated debt proceeds approved by the Company’s Board of Directors. The Company declared and paid a total of

$5,638,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2022. During the year ended December 31, 2022, the Company repurchased and retired common stock in the amount of $6,814,000.
    During 2021, the Bank declared and paid cash dividends to the Company in the amount of $7,679,000, in connection with the cash dividends to the Company’s shareholders approved by the Company’s Board of Directors. The Company declared and paid a total of $5,757,000 or $0.47 per common share cash dividend to shareholders of record during the year ended December 31, 2021. During the year ended December 31, 2021, the Company repurchased and retired common stock in the amount of $13,619,000.
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
The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2022, $69,699,000 of the Bank’s retained earnings were free of these restrictions.
A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2022	2021	2020
Basic Earnings Per Common Share:
Net income	$26,645	$28,401	$20,347
Weighted average shares outstanding	11,715,376	12,237,424	12,534,078
Net income per common share	$2.27	$2.32	$1.62
Diluted Earnings Per Common Share:
Net income	$26,645	$28,401	$20,347
Weighted average shares outstanding	11,715,376	12,237,424	12,534,078
Effect of dilutive stock options and warrants	23,698	44,508	42,241
Weighted average shares of common stock and common stock equivalents	11,739,074	12,281,932	12,576,319
Net income per diluted common share	$2.27	$2.31	$1.62

No outstanding options and restricted stock awards were anti-dilutive at December 31, 2022, 2021, and 2020.

14. EQUITY-BASED COMPENSATION

On December 31, 2022, the Company had two equity-based compensation plans, which are described below. The Plans do not provide for the settlement of awards in cash and new shares are issued upon option exercise or restricted share grants.
    In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of incentive stock options, non-statutory stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock, including restricted stock. The 2015 plan requires that the exercise price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for the options, restricted common stock awards and option related stock appreciation rights is determined by the Board of Directors and is over one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 737,311 shares remain reserved for future grants as of December 31, 2022.
Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan whereby our employees may purchase Company common shares through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of an offering period at a discount of ten percent from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The plan calls for 500,000 common shares to be set aside for employee purchases, and there were 432,056 shares available for future purchase under the plan as of December 31, 2022.

For the years ended December 31, 2022, 2021, and 2020, the compensation cost recognized for share-based compensation was $497,000, $405,000, and $470,000, respectively. The recognized tax benefit for share-based compensation expense was $87,000, $50,000, and $76,000 for 2022, 2021, and 2020 respectively.

No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2022, 2021 and 2020 from any of the Company’s stock based compensation plans.
A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	121,120	$8.73
Options exercised	(43,500)	$6.39
Options forfeited	(550)	$7.40
Options outstanding at December 31, 2020	77,070	$10.06	1.51	$382
Options exercised	(24,265)	$10.6
Options outstanding at December 31, 2021	52,805	$9.81	0.57	$581
Options exercised	(50,205)	$9.74
Options forfeited	(2,600)	$11.12
Options outstanding at December 31, 2022	—	$—	0.00	$—

Information related to the stock option plan during each year follows (in thousands):

	2022	2021	2020
Intrinsic value of options exercised	$496	$253	$433
Cash received from options exercised	$489	$257	$279
Excess tax benefit realized for option exercises	$87	$50	$76
As of December 31, 2022, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested.

Restricted Common Stock Awards - The 2015 Plan provide for the issuance of shares to directors and officers. Restricted common stock grants typically vest over a one to five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.

    The following table presents the restricted common stock activity during the years presented:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2020	45,160	$17.38
Granted	21,397	$16.42
Vested	(34,703)	$18.23
Forfeited	(1,841)	$19.16
Nonvested outstanding shares at December 31, 2020	30,013	$15.60
Granted	31,496	$18.83
Vested	(37,085)	$15.12
Forfeited	(247)	$20.26
Nonvested outstanding shares at December 31, 2021	24,177	$20.50
Granted	56,089	$17.75
Vested	(33,316)	$20.39
Forfeited	(244)	$20.50
Nonvested outstanding shares at December 31, 2022	46,706	$17.28
    The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.
    As of December 31, 2022, there were 46,706 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $474,000, $385,000, and $449,000 for the year ended December 31, 2022, 2021, and 2020 respectively.
    As of December 31, 2022, there was $505,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 2.01 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $3,825,000 at December 31, 2022.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $1,000,000, $1,050,000, and $370,000 to the profit sharing plan in 2022, 2021, and 2020, respectively.
Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2022 2021 and 2020, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2022, 2021, and 2020, the Bank made matching contributions totaling $1,046,000, $1,014,000, and $1,008,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.26% at December 31, 2022).  At December 31, 2022 and 2021, the total net deferrals included in accrued interest payable and other liabilities were $4,023,000 and $4,230,000, respectively.
In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $10,915,000 and $10,637,000 and at December 31, 2022 and 2021, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2022, 2021, and 2020, was $278,000, $264,000, and $245,000, respectively.
In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all

eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (2.26% at December 31, 2022).  At December 31, 2022 and 2021, the total net deferrals included in accrued interest payable and other liabilities were $300,000 and $233,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 10-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The (benefit)/expense recognized under these plans for the years ended December 31, 2022, 2021, and 2020, totaled $(430,000), $377,000, and $1,624,000, respectively. Note, the expense is effected by the changing discount rate used to calculate the liability. Accrued compensation payable under the salary continuation plans totaled $9,554,000 and $10,881,000 at December 31, 2022 and 2021, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.
In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $29,622,000 and $28,916,000 at December 31, 2022 and 2021, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2022, 2021, and 2020 totaled $706,000, $576,000, and $466,000, respectively.

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

16. LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2022	$13,310
Disbursements	12,913
Amounts repaid	(2,496)
Balance, December 31, 2022	$23,727
Undisbursed commitments to related parties, December 31, 2022	$1,707

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2022 and 2021

(In thousands)	2022	2021
ASSETS
Cash and cash equivalents	$3,202	$24,060
Investment in Bank subsidiary	241,034	263,310
Other assets	834	347
Total assets	$245,070	$287,717
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Senior debt and subordinated debentures	$69,599	$39,454
Other liabilities	811	418
Total liabilities	70,410	39,872
Shareholders’ equity:
Common stock	61,487	66,820
Retained earnings	194,400	173,393
Accumulated other comprehensive income, net of tax	(81,227)	7,632
Total shareholders’ equity	174,660	247,845
Total liabilities and shareholders’ equity	$245,070	$287,717

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
Income:
Dividends declared by (Company) Subsidiary - eliminated in consolidation	$(38,000)	$7,679	$15,622
Other income	6	3	4
Total income	(37,994)	7,682	15,626
Expenses:
Interest on subordinated debentures and borrowings	1,971	266	130
Professional fees	239	296	283
Other expenses	601	560	555
Total expenses	2,811	1,122	968
(Loss) income before equity in undistributed net income of Subsidiary	(40,805)	6,560	14,658
Equity in undistributed net income of Subsidiary, net of distributions	66,583	21,496	5,328
Income before income tax benefit	25,778	28,056	19,986
Benefit from income taxes	867	345	361
Net income	$26,645	$28,401	$20,347

Comprehensive (loss) income	$(62,214)	$21,177	$32,386

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022, 2021, and 2020

(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$26,645	$28,401	$20,347
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary, net of distributions	(66,583)	(21,496)	(5,328)
Equity-based compensation	497	405	470
Amortization of unamortized issuance cost	145	—	—
Net (increase) decrease in other assets	(499)	1	(208)
Net increase (decrease) in other liabilities	669	464	(31)
Benefit for deferred income taxes	15	6	75
Net cash (used in) provided by operating activities	(39,111)	7,781	15,325
Cash flows used in investing activities:
Investment in subsidiary	—	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated and senior debt	30,000	34,299	—
Cash dividend payments on common stock	(5,638)	(5,757)	(5,530)
Purchase and retirement of common stock	(6,814)	(13,619)	(11,052)
Proceeds from exercise of stock options	489	256	279
Proceeds from stock issued under employee stock purchase plan	216	204	199
Net cash used in financing activities	18,253	15,383	(16,104)
(Decrease) increase in cash and cash equivalents	(20,858)	23,164	(779)
Cash and cash equivalents at beginning of year	24,060	896	1,675
Cash and cash equivalents at end of year	$3,202	$24,060	$896

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$1,431	$119	$153

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

(b) Management’s Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.
    Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. We reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in Internal Control over Financial Reporting

    There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Pursuant to SEC rules applicable to small reporting companies and non-accelerated filers, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting from the Company’s independent registered public accounting firm.

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

ITEM 9B -OTHER INFORMATION

Not Applicable.

ITEM 9C-     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 -DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

For information required of this Item can be found in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

CODE OF ETHICS

We maintain and enforce Code of Business Conduct and Ethics that applies to all employees, including our CEO and CFO. A copy of our Code of Business Conduct and Ethics, has been posted on the Investor Relations portion of our website, under the Investment Menu - Governance Documents, at www.cvcb.com.

We intend to disclose and changes or amendments to our code of ethics or waivers from our code of ethics applicable to our CEO and by posting such changes or waivers to our website.

ITEM 11 -EXECUTIVE COMPENSATION.

The information required by this Item can be found in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning security ownership of certain beneficial owners and management, see “PRINCIPAL SHAREHOLDERS” and “ELECTION OF DIRECTORS OF THE COMPANY” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2022, regarding equity-based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	681,466	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	—		$—	681,466
(1)    Under the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.
At December 31, 2022, there were 46,706 shares of restricted common stock issued and outstanding. No options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2022 and 2021 from any of the Company’s equity-based compensation plans. During the year ended December 31, 2022, 56,089 shares of restricted common stock were granted under the 2015 Plan, and 31,496 shares of restricted common stock were granted during the year ended December 31, 2021.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

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

3.6	Revised and Restated Bylaws of the Company as amended herein.

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

10.32
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

10.34
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

10.40
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

10.44
Second Executive Salary Continuation Agreement effective April 1, 2010 by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.85 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed on May 13, 2010 and incorporated herein by reference.*

10.45
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.46
Second Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.47
Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.91 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.48
Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Lydia Shaw, attached as Exhibit 10.92 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.49
Second Amended Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.93 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.50
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.94 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.51
Amended Second Executive Salary Continuation Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.95 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.52
Second Amended Life Insurance Endorsement Method Split Dollar Agreement effective January 1, 2012, by and between Central Valley Community Bank and Gary Quisenberry, attached as Exhibit 10.96 to Annual Report on Form 10K for the year ended December 31, 2011, filed March 21, 2012 and incorporated herein by reference.*

10.53
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.99 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.54
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.100 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.55
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.101 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.56
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.57
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.103 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.58
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.104 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.59
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Edwin S. Darden, attached as Exhibit 10.105 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.60
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.106 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.61
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.107 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.62
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.108 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.63
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.110 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.64
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James M. Ford, dated April 4, 2014, attached as Exhibit 10.111 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed May 13, 2014 incorporated herein by reference.*

10.65
Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015, attached as Exhibit 10.110 to Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.*

10.66
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.67
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.68
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

10.69
Executive Salary Continuation Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.83 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.70
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.71
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed as March 6, 2020 and incorporated herein by reference.*

10.72
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019. attached as Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 6, 2020 and incorporated herein by reference.*

10.73
Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.74
Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.87 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.75
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.88 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.76
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.77
Third Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.78
Third Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and David Kinross, attached as Exhibit 10.91 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.79
Change in Control Agreement by and between Central Valley Community Bank and David A. Kinross, James J. Kim, Patrick A. Luis, A. Kenneth Ramos, Teresa Gilio, and Blaine C. Lauhon, Dated April 30, 2021, attached as Exhibit 99.1 to file Form 8-K, filed May 5, 2021 and incorporated herein by reference.*

10.80
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.93 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.81
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.94 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.82
Employment Agreement by and between Central Valley Community Bank and James J. Kim effective November 1, 2021, attached as Exhibit 99.2 to the Form 8K filed September 10, 2021 and incorporated herein by reference.*

10.83	Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James J. Kim, dated February 1, 2022.*

10.84
Change in Control Agreement by and between Central Valley Community Bank and Jeffrey Martin, effective June 3, 2022, attached as Exhibit 99.1 to the Form 8K filed June 3, 2022 and incorporated herein by reference.*

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated by reference.

22	N/A

23	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

ITEM 16     FORM 10-K SUMMARY

Omitted at registrant’s option

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 9, 2023	By:	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 9, 2023	By:	/s/ Dawn P. Crusinberry
Dawn P. Crusinberry
Executive Vice President
(Principal Financial and Accounting Officer)
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

/s/ James J. Kim	Date: March 9, 2023
James J. Kim,
President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Dawn P. Crusinberry	Date: March 9, 2023
Dawn P. Crusinberry,
Executive Vice President
(Principal Financial and Accounting Officer)

/s/ Daniel J. Doyle	Date: March 9, 2023
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 9, 2023
Daniel N. Cunningham, Vice Chairman of the Board and Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 9, 2023
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 9, 2023
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 9, 2023
Gary D. Gall, Director

/s/ Andriana D. Majarian	Date: March 9, 2023
Andriana D. Majarian, Director

/s/ Steven D. McDonald	Date: March 9, 2023
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 9, 2023
Louis McMurray, Director

/s/ Karen Musson	Date: March 9, 2023
Karen Musson, Director

/s/ Dorothea D. Silva	Date: March 9, 2023
Dorothea D. Silva, Director

/s/ William S. Smittcamp	Date: March 9, 2023
William S. Smittcamp, Director