Form 10-Q
period 2023-03-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2023-05-15
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED March 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Small reporting company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of April 30, 2023 there were 11,754,627 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2023 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2023	December 31, 2022

ASSETS
Cash and due from banks	$25,464	$25,485
Interest-earning deposits in other banks	38,798	5,685
Total cash and cash equivalents	64,262	31,170
Available-for-sale debt securities, at fair value	631,524	648,825
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $684 at March 31, 2023 and $- at December 31, 2022	303,844	305,107
Equity securities, at fair value	6,663	6,558
Loans, less allowance for credit losses of $15,257 at March 31, 2023 and $10,848 at December 31, 2022	1,270,297	1,245,456
Bank premises and equipment, net	8,040	7,987
Bank-owned life insurance	40,786	40,537
Federal Home Loan Bank stock	6,169	6,169
Goodwill	53,777	53,777
Accrued interest receivable and other assets	78,531	76,933
Total assets	$2,463,893	$2,422,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$975,424	$1,056,567
Interest bearing	1,200,323	1,043,082
Total deposits	2,175,747	2,099,649
Short-term borrowings	—	46,000
Senior debt and subordinated debentures, less debt issuance costs of $520 at March 31, 2023 and $556 at December 31, 2022	69,635	69,599
Accrued interest payable and other liabilities	36,459	32,611
Total liabilities	2,281,841	2,247,859

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,754,938 at March 31, 2023 and 11,735,291 at December 31, 2022	61,924	61,487
Retained earnings	196,229	194,400
Accumulated other comprehensive (loss) income, net of tax	(76,101)	(81,227)
Total shareholders’ equity	182,052	174,660
Total liabilities and shareholders’ equity	$2,463,893	$2,422,519

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per-share amounts)	2023	2022
INTEREST INCOME:
Interest and fees on loans	$16,777	$12,161
Interest on deposits in other banks	75	57
Interest and dividends on investment securities:
Taxable	5,886	4,524
Exempt from Federal income taxes	1,405	1,440
Total interest income	24,143	18,182
INTEREST EXPENSE:
Interest on deposits	1,004	252
Interest on short-term borrowings	661	—
Interest on senior debt and subordinated debentures	897	333
Total interest expense	2,562	585
Net interest income before provision for credit losses	21,581	17,597
PROVISION FOR CREDIT LOSSES	633	—
Net interest income after provision for credit losses	20,948	17,597
NON-INTEREST INCOME:
Service charges	387	539
Appreciation in cash surrender value of bank-owned life insurance	249	242
Interchange fees	446	442
Net realized (losses) gains on sales and calls of investment securities	(219)	206
Federal Home Loan Bank dividends	109	85
Loan placement fees	124	299
Other income	479	21
Total non-interest income	1,575	1,834
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,034	6,944
Occupancy and equipment	1,258	1,162
Professional services	353	374
Data processing	650	541
Regulatory assessments	210	222
ATM/Debit card expenses	184	195
Information technology	847	758
Directors’ expenses	163	45
Advertising	125	140
Loan related expenses	147	71
Personnel other	259	103
Amortization of core deposit intangibles	34	140
Other	941	750
Total non-interest expenses	13,205	11,445
Income before provision for income taxes	9,318	7,986
Provision for income taxes	2,348	1,900
Net income	$6,970	$6,086
Earnings per common share:
Basic earnings per share	$0.60	$0.51
Weighted average common shares used in basic computation	11,703,813	11,829,245
Diluted earnings per share	$0.59	$0.51
Weighted average common shares used in diluted computation	11,731,135	11,872,025
Cash dividend per common share	$0.12	$0.12

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$6,970	$6,086
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	6,433	(80,603)
Reclassification of net losses (gains) included in net income	219	(206)
Amortization of net unrealized losses transferred	627	—
Other comprehensive income (loss), before tax	7,279	(80,809)
Tax effect	(2,153)	23,890
Total other comprehensive income (loss)	5,126	(56,919)
Comprehensive income (loss)	$12,096	$(50,833)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2021	11,916,651	$66,820	$173,393	$7,632	247,845
Net income	—	—	6,086	—	6,086
Other comprehensive loss	—	—	—	(56,919)	(56,919)
Stock issued under employee stock purchase plan	3,006	57	—	—	57
Stock awarded to employees	13,146	273	—	—	273
Restricted stock granted net of forfeitures	4,618	—	—	—	—
Stock-based compensation expense	—	97	—	—	97
Cash dividend	—	—	(1,425)	—	(1,425)
Repurchase and retirement of common stock	(195,873)	(4,486)	—	—	(4,486)
Stock options exercised	11,075	132	—	—	132
Balance, March 31, 2022	11,752,623	$62,893	$178,054	$(49,287)	$191,660

Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	$174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	6,970	—	6,970
Other comprehensive income	—	—	—	5,126	5,126
Restricted stock granted net of forfeitures	5,157	—	—	—	—
Stock issued under employee stock purchase plan	4,143	76	—	—	76
Stock awarded to employees	10,347	221	—	—	221
Stock-based compensation expense	—	140	—	—	140
Cash dividend	—	—	(1,410)	—	(1,410)
Balance, March 31, 2023	11,754,938	$61,924	$196,229	$(76,101)	$182,052

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,970	$6,086
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan fees	(56)	208
Depreciation	158	204
Accretion	(515)	(336)
Amortization	2,306	2,319
Stock-based compensation	140	97
Provision for credit losses	633	—
Net realized losses (gains) on sales and calls of available-for-sale investment securities	219	(206)
Net change in equity securities	(105)	345
Increase in bank-owned life insurance, net of expenses	(249)	(242)
Net (decrease) increase in accrued interest receivable and other assets	(2,509)	1,574
Net increase (decrease) in accrued interest payable and other liabilities	3,251	(10,249)
Benefit (provision) for deferred income taxes	289	(435)
Net cash provided by (used in) operating activities	10,532	(635)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	—	(286,385)
Proceeds from sales or calls of available-for-sale investment securities	12,066	132,991
Proceeds from maturity and principal repayments of available-for-sale investment securities	10,355	18,435
Proceeds from maturity and principal repayments of held-to-maturity investment securities	798	—
Net (increase) decrease in loans	(29,212)	27,125
Purchases of premises and equipment	(210)	(2)
Net cash used in investing activities	(6,203)	(107,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(69,013)	44,891
Net increase (decrease) in time deposits	145,110	(5,328)
Proceeds from short-term borrowings from Federal Home Loan Bank	3,346,500	—
Repayments of short-term borrowings to Federal Home Loan Bank	(3,392,500)	—
Purchase and retirement of common stock	—	(4,486)
Proceeds from stock issued under employee stock purchase plan	76	57
Proceeds from exercise of stock options	—	132
Cash dividend payments on common stock	(1,410)	(1,425)
Net cash provided by financing activities	28,763	33,841
Increase (decrease) in cash and cash equivalents	33,092	(74,630)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,170	163,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,262	$88,837

See notes to unaudited consolidated financial statements.

	For the Three Months Ended March 31,
(In thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$2,730	$172
Income taxes	$—	$—
Operating cash flows from operating leases	$589	$575
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2022 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2023, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2023 and 2022 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Impact of New Financial Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, credit losses recognized on available-for-sale debt securities will be presented as an allowance as opposed to a write-down, based on management’s intent to sell the security or the likelihood the Company will be required to sell the security before recovery of the amortized cost basis.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recognized an increase in the allowance for credit losses on loans totaling $3,910,000, a reserve for credit losses for held-to-maturity securities of $776,000, and an increase to the reserve for unfunded commitments of $612,000 with a corresponding decrease, net of taxes, in retained earnings, of $3,731,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326.

The Company also adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures upon the adoption of ASU 2016-13 as of January 1, 2023 on a propsective basis. The amendments in this update eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The adoption modified the Company’s disclosures but did not have a material impact on its financial position or results of operations.

In March 2020, The FASB issued Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. As the Company has an insignificant number of instruments that are applicable to this ASU, management has determined that no impact to the valuations of these instruments are applicable for financial reporting purposes.

Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2023. None of the reclassifications had an impact on equity or net income.

Summary of Significant Accounting Policies

The Company has revised the following significant accounting policies as a result of the the adoption of ASU 2016-13.

Allowance for Credit Losses on Available-for-Sale Debt Securities: For available-for-sale (“AFS”) debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss provision (or reversal). Losses are charged against the allowance when management believes that the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses on Held-to-Maturity Debt Securities: Management measures expected credit losses on held-to-maturity (“HTM”) debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information based on industry data that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: Obligations of States and Political Subdivisions, U.S. Government sponsored Entities and Agencies collateralized by Residential Mortgage Obligations, Private Label Mortgage and Asset Backed Securities, and Corporate Debt Securities.

Allowance for Credit Losses on Loans: The allowance for credit losses (“ACL”) is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is established through a provision for credit losses which is charged to expense.  Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience from national and peer data provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for the differences in the current loan-specific risk characteristics, such as differences in loan-to-values, portfolio mix, or term as well as for changes in environmental conditions, such as changes in unemployment rates, market interest rates, property values, or other relevant factors. Management may assign qualitative factors to each loan segment if there are material risks or improvements present but not yet captured in the model environment.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company segregates the allowance by portfolio segment.  These portfolio segments include commercial, commercial real estate, 1-4 family real estate and consumer loans.  The relative significance of risk considerations vary by portfolio segment. Real estate construction loans, as summarized by class within the loan footnote, are disaggregated into either the commercial real estate or 1-4 family real estate allowance segments based on the type of construction loan due to the varying risks between commercial and consumer construction.

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

Commercial Real Estate:
Commercial real estate construction and other land loans - Commercial Land and construction loans generally possess a higher inherent risk of loss than other real estate portfolio segments. A major risk arises from the necessity to complete projects within specified costs and time lines. Trends in the construction industry significantly impact the credit quality of these loans, as demand drives construction activity. In addition, trends in real estate values significantly impact the credit quality of these loans, as property values determine the economic viability of construction projects.

Commercial real estate - owner-occupied - Real estate collateral secured by commercial or professional properties with repayment arising from the owner’s business cash flows. To meet this classification, the owner’s operation must occupy no less than 50% of the real estate held. Financial profitability and capacity to meet the cyclical nature of the industry and related real estate market over a significant timeframe is essential.

Commercial real estate - non-owner occupied - Investor commercial real estate loans generally possess a higher inherent risk of loss than other real estate portfolio segments, except land and construction loans. Adverse economic developments or an overbuilt market impact commercial real estate projects and may result in troubled loans. Trends in vacancy rates of commercial properties impact the credit quality of these loans. High vacancy rates reduce operating revenues and the ability for properties to produce sufficient cash flows to service debt obligations.

Farmland - Agricultural loans secured by real estate generally possess a higher inherent risk of loss caused by changes in concentration of permanent plantings, government subsidies, and the value of the U.S. dollar affecting the export of commodities.

Multi-family - These properties are generally comprised of more than four rentable units, such as apartment buildings, with each unit intended to be occupied as the primary residence for one or more persons. Multi-family properties are also subject to changes in general or regional economic conditions, such as unemployment, ultimately resulting in increased vacancy rates or reduced rents or both. In addition, new construction can create an oversupply condition and market competition resulting in increased vacancy, reduced market rents, or both. Due to the nature of their use and the greater likelihood of tenant turnover, the management of these properties is more intensive and therefore is more critical to the preclusion of loss.

1-4 Family Real Estate: Including 1-4 family close-ended, revolving real estate loans, and residential construction loans, the degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends may indicate that the borrowers’ capacity to repay their obligations may be deteriorating

Consumer: A consumer installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases. Other consumer loans include other open ended unsecured consumer loans. Open ended unsecured loans generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.

When loans do not share similar risk characteristics, the Company evaluates the loan for expected credit losses on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate. When the Company measures credit losses based on the present value of expected future cash flows, management does not adjust the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Allowance for Credit Losses on Unfunded Commitments: The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	March 31, 2023
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,464	$25,464	$—	$—	$25,464
Interest-earning deposits in other banks	38,798	38,798	—	—	38,798
Held-to-maturity investment securities	303,844	—	276,633	—	276,633
Loans, net	1,270,297	—	—	1,182,862	1,182,862
Financial liabilities:
Time Deposits	213,033	—	207,554	—	207,554
Senior debt and subordinated debentures	69,635	—	—	58,944	58,944

	December 31, 2022
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,485	$25,485	$—	$—	$25,485
Interest-earning deposits in other banks	5,685	5,685	—	—	5,685
Held-to-maturity investment securities	305,107	—	271,249	—	271,249
Loans, net	1,245,456	—	—	1,113,849	1,113,849
Financial liabilities:
Time deposits	67,923	—	67,047	—	67,047
Short-term borrowings	46,000	—	46,000	—	46,000
Subordinated debentures	69,599	—	—	62,504	62,504

The methods and assumptions used to estimate fair values are described as follows:

(a) Investment securities — The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

(b) Individually Evaluated Loans — Fair values for individually evaluated loans are estimated either using the fair value of the collateral less selling costs if collateral dependent resulting in a Level 3 classification. Individually evaluated loan amounts are initially valued at the lower of cost or fair value. Individually evaluated loans carried at fair value generally receive specific allocations of the allowance for credit losses. For collateral dependent real estate loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on a quarterly basis for additional credit losses and adjusted accordingly. The estimated fair values of financial instruments disclosed above follow the guidance in ASU 2016-01 which prescribes an “exit price” approach in estimating and disclosing fair value of financial instruments incorporating discounts for credit, liquidity, and marketability factors.

(c) Real Estate Owned — Appraisals for assets acquired through foreclosure are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value is compared with independent data sources such as recent market data or industry-wide statistics.

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements Using
March 31, 2023	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,879	$—	$8,879	$—
U.S. Government agencies	98	—	98	—
Obligations of states and political subdivisions	178,051	—	178,051	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	92,631	—	92,631	—
Private label mortgage and asset backed securities	351,865	—	351,865	—
Equity securities	6,663	6,663	—	—
Total assets measured at fair value on a recurring basis	$638,187	$6,663	$631,524	$—

	Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,707	$—	$8,707	$—
U.S. Government agencies	98	—	98	—
Obligations of states and political subdivisions	174,985	—	174,985	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	109,493	—	109,493	—
Private label mortgage and asset backed securities	355,542	—	355,542	—
Equity securities	6,558	6,558	—	—
Total assets measured at fair value on a recurring basis	$655,383	$6,558	$648,825	$—

There were no changes in valuation techniques used during the three months ended March 31, 2023 or the year ended December 31, 2022. There were no assets measured on a non-recurring basis at March 31, 2023 and December 31, 2022.

Note 3.  Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	March 31, 2023
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,111)	$—	$8,879
U.S. Government agencies	106	—	(8)	—	98
Obligations of states and political subdivisions	200,915	—	(22,864)	—	178,051
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	99,307	4	(6,680)	—	92,631
Private label mortgage and asset backed securities	406,197	11	(54,343)	—	351,865
Total available-for-sale	$716,515	$15	$(85,006)	$—	$631,524

	March 31, 2023
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,028	$68	$(17,529)	$174,567	$—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,511	—	(1,559)	8,952	—
Private label mortgage and asset backed securities	55,981	—	(5,919)	50,062	260
Corporate debt securities	46,008	—	(2,956)	43,052	424
Total held-to-maturity	$304,528	$68	$(27,963)	$276,633	$684

	December 31, 2022
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,283)	$8,707
U.S. Government agencies	107	—	(9)	98
Obligations of states and political subdivisions	201,638	—	(26,653)	174,985
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	4	(7,803)	109,493
Private label mortgage and asset backed securities	411,441	14	(55,913)	355,542
Total available-for-sale	$740,468	$18	$(91,661)	$648,825

	December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	192,004	67	(23,166)	$168,905
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	—	(1,762)	8,668
Private label mortgage and asset backed securities	56,691	—	(5,931)	50,760
Corporate debt securities	45,982	—	(3,066)	42,916
Total held-to-maturity	$305,107	$67	$(33,925)	$271,249

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the periods ended March 31, 2023 and 2022 are shown below (in thousands):

	For the Three Months Ended March 31,
Available-for-Sale Securities	2023	2022
Proceeds from sales or calls	$12,066	$132,991
Gross realized gains from sales or calls	—	206
Gross realized losses from sales or calls	(219)	—

The provision for income taxes includes a $(44,000) and $61,000 income tax (benefit)/expense from unrealized net losses and gains on securities realized through security sales for the three months ended March 31, 2023 and 2022.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at March 31, 2023 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2023
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	9,990	8,879
After five years through ten years	35,853	30,451
After ten years	165,062	147,600
	210,905	186,930
Investment securities not due at a single maturity date:
U.S. Government agencies	106	98
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	99,307	92,631
Private label mortgage and asset backed securities	406,197	351,865
Total available-for-sale	$716,515	$631,524

	March 31, 2023
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	133	131
After five years through ten years	57,832	52,986
After ten years	134,063	121,450
	192,028	174,567
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,511	8,952
Private label mortgage and asset backed securities	55,981	50,062
Corporate debt securities	46,008	43,052
Total held-to-maturity	$304,528	$276,633

At March 31, 2023 there were eight issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,879	$(1,111)	$8,879	$(1,111)
U.S. Government agencies	—	—	98	(8)	98	(8)
Obligations of states and political subdivisions	—	—	178,051	(22,864)	178,051	(22,864)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	1,123	(20)	91,267	(6,660)	92,390	(6,680)
Private label mortgage and asset backed securities	3,500	(542)	348,311	(53,801)	351,811	(54,343)
Total available-for-sale	$4,623	$(562)	$626,606	$(84,444)	$631,229	$(85,006)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,707	$(1,283)	$8,707	$(1,283)
U.S. Government agencies	—	—	98	(9)	98	(9)
Obligations of states and political subdivisions	90,808	(12,208)	84,177	(14,445)	174,985	(26,653)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	20,825	(1,058)	88,520	(6,745)	109,345	(7,803)
Private label mortgage and asset backed securities	126,284	(14,529)	229,152	(41,384)	355,436	(55,913)
Total available-for-sale	$237,917	$(27,795)	$410,654	$(63,866)	$648,571	$(91,661)

As of March 31, 2023, the Company had a total of 183 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 43 obligations of states and political subdivisions, 50 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 84 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at March 31, 2023 or upon adoption of ASU 2016-13 on January 1, 2023. As of both dates, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

The gross unrealized losses presented in the preceding tables were primarily attributable to interest rate increases and liquidity and were mainly comprised of the following:

•Obligations of States and Political Subdivisions: The unrealized losses on investments in obligations of states and political subdivisions are caused by increases in required yields by investors in these types of securities. It is expected that the securities would not be settled at a price less than the amortized cost of the investment.
•U.S. Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations: The unrealized losses on the Company’s investments in U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.
•Private Label Mortgage and Asset Backed Securities: The Company has invested exclusively in AA and AAA tranches of various private label mortgage and asset backed securities. Each purchase is subject to a credit and structure review prior to their purchase. Ratings are reviewed on a quarterly basis in addition to other metrics provided through third-party services. Following review of the financial metrics and ratings, management concluded that the unrealized loss position of the private label mortgage and asset backed securities related exclusively to the fluctuation in market conditions and were not reflective of any credit concerns with the tranches comprising the Company’s investments.

As of March 31, 2023 and December 31, 2022, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-than-likely-than-not that the Company would not be required to sell these securities. Accordingly, there was no allowance for credit losses as of March 31, 2023 and December 31, 2022 provided against these securities.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its HTM debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category, while also considering reasonable and supportable forecasts. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost. The Company recorded an ACL on January 1, 2023 for held-to-maturity debt securities within the corporate bond and private label mortgage securities of $545,000 and $231,000, respectively. The allowance for credit losses on HTM securities was $684,000 at March 31, 2023.

The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. There were no HTM securities on nonaccrual or past due over 89 days and still on accrual. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator. U.S. Government sponsored agencies are not included in the below tables as credit ratings are not applicable.

	March 31, 2023
Debt Securities Held-to-Maturity	AAA/AA/A	BBB/BB/B	Unrated
Obligations of states and political subdivisions	$192,028	$—	$—
Private label mortgage and asset backed securities	46,706	—	9,275
Corporate debt securities	—	—	46,008
Total debt securities held-to-maturity	$238,734	$—	$65,794

Note 4.  Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $3,773,000 and $4,512,000 at March 31, 2023 and December 31, 2022 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	March 31, 2023	December 31, 2022
Commercial:
Commercial and industrial	$149,689	$141,197
Agricultural production	22,104	37,007
Total commercial	171,793	178,204
Real estate:
Construction & other land loans	112,989	109,175
Commercial real estate - owner occupied	196,117	194,663
Commercial real estate - non-owner occupied	500,420	464,809
Farmland	116,723	119,648
Multi-family residential	23,694	24,586
1-4 family - close-ended	91,696	93,510
1-4 family - revolving	27,260	30,071
Total real estate	1,068,899	1,036,462
Consumer:	43,431	40,252
Total gross loans	1,284,123	1,254,918
Net deferred origination fees	1,431	1,386
Loans, net of deferred origination fees	1,285,554	1,256,304
Allowance for credit losses	(15,257)	(10,848)
Total loans, net	$1,270,297	$1,245,456

At March 31, 2023 and December 31, 2022, loans originated under Small Business Administration (SBA) programs totaling $18,964,000 and $19,947,000, respectively, were included in the real estate and commercial categories, of which, $14,505,000 or 76% and $15,333,000 or 77%, respectively, are secured by government guarantees.

Allowance for Credit Losses on Loans

The measurement of the allowance for credit losses on collectively evaluated loans is based on modeled expectations of lifetime expected credit losses utilizing national and peer group historical losses, weighting of economic scenarios, and other relevant factors. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of credit losses within the portfolio. The Company uses a probability-weighted, multiple scenario forecast approach. These scenarios may consist of a base forecast representing the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions.

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for credit losses on an individual loan basis. There were no loans on nonaccrual or individually evaluated as of March 31, 2023 or December 31, 2022.

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended March 31, 2023 and 2022 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,814	$7,803	$607	$284	$340	$10,848
Impact of adoption of ASU 2016-13	454	1,693	1,614	489	(340)	3,910
Provision (credit) for credit losses (1)	(240)	569	64	125	—	518
Charge-offs	(322)	—	—	(32)	—	(354)
Recoveries	322	—	—	13	—	335
Ending balance, March 31, 2023	$2,028	$10,065	$2,285	$879	$—	$15,257
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $633 includes a $(92) credit for held-to-maturity securities and a $207 provision for unfunded loan commitments.

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	$568	$280	$9,600
Provision (credit) for credit losses	(356)	307	31	18	—
Charge-offs	(18)	—	(83)	—	(101)
Recoveries	356	—	9	—	365
Ending balance, March 31, 2022	$1,993	$7,048	$525	$298	$9,864

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$10,246	$33,809	$42,922	$6,238	$2,545	$9,035	$33,886	$—	$138,681
Special mention	—	—	174	197	2,718	283	6,150	—	9,522
Substandard	—	—	26	6	—	1,583	335	—	1,950
Total	$10,246	$33,809	$43,122	$6,441	$5,263	$10,901	$40,371	$—	$150,153
Current period gross write-offs	$—	$—	$323	$—	$—	$—	$—	$—	$323

Agricultural production
Pass/Watch	$83	$347	$51	$—	$257	$185	$11,538	$535	$12,996

Special mention	—	—	—	—	—	—	3,941	—	3,941
Substandard	—	1,160	1,123	—	—	—	2,900	—	5,183
Total	$83	$1,507	$1,174	$—	$257	$185	$18,379	$535	$22,120
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$366	$25,445	$49,585	$10,083	$1,695	$2,875	$6,772	$—	$96,821
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	291	—	—	15,530	—	—	—	15,821
Total	$366	$25,736	$49,585	$10,083	$17,225	$2,875	$6,772	$—	$112,642
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$6,316	$16,369	$17,587	$29,281	$23,675	$94,432	$2,951	$—	$190,611
Special mention	—	—	—	—	—	3,421	—	—	3,421
Substandard	—	—	—	—	—	2,159	—	—	2,159
Total	$6,316	$16,369	$17,587	$29,281	$23,675	$100,012	$2,951	$—	$196,191
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$23,172	$114,471	$79,092	$41,919	$23,613	$200,311	$11,803	$—	$494,381
Special mention	—	600	—	—	—	2,798	—	—	3,398
Substandard	—	—	—	—	—	2,395	—	—	2,395
Total	$23,172	$115,071	$79,092	$41,919	$23,613	$205,504	$11,803	$—	$500,174
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$—	$19,886	$12,981	$27,859	$11,563	$26,291	$6,286	$—	$104,866
Special mention	—	3,613	—	4,092	—	1,074	—	—	8,779
Substandard	—	—	871	—	—	196	—	1,955	3,022
Total	$—	$23,499	$13,852	$31,951	$11,563	$27,561	$6,286	$1,955	$116,667
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$—	$—	$2,870	$2,769	$4,603	$13,306	$191	$—	$23,739
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$—	$—	$2,870	$2,769	$4,603	$13,306	$191	$—	$23,739
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$—	$66,199	$8,353	$2,396	$2,183	$11,937	$751	$—	$91,819
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total	$—	$66,199	$8,353	$2,396	$2,183	$11,937	$751	$—	$91,819
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$20,729	$6,763	$27,492
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$20,729	$6,763	$27,492
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$7,097	$10,694	$8,306	$3,154	$2,977	$11,831	$448	$—	$44,507
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	33	—	—	17	—	—	50
Total	$7,097	$10,694	$8,339	$3,154	$2,977	$11,848	$448	$—	$44,557
Current period gross write-offs	$5	$—	$—	$—	$26	$—	$—	$—	$31

Grand Total	$47,280	$292,884	$223,974	$127,994	$91,359	$384,129	$108,681	$9,253	$1,285,554

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings at December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$131,300	$8,707	$1,655	$—	$141,662
Agricultural production	24,926	6,713	5,399	—	37,038
Real Estate:
Construction & other land loans	93,817	—	15,024	—	108,841
Commercial real estate - owner occupied	189,344	3,283	2,169	—	194,796
Commercial real estate - non-owner occupied	458,746	3,440	2,412	—	464,598
Farmland	109,898	8,879	824	—	119,601
Multi-family residential	24,636	—	—	—	24,636
1-4 family - close-ended	93,644	—	—	—	93,644
1-4 family - revolving	30,031	—	266	—	30,297
Consumer:	41,155	2	34	—	41,191
Total	$1,197,497	$31,024	$27,783	$—	$1,256,304

The following table shows an aging analysis of the loan portfolio by class at March 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$—	$—	$—	$149,689	$149,689	$—	$—
Agricultural production	—	—	—	—	22,104	22,104	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	112,989	112,989	—	—
Commercial real estate - owner occupied	—	—	—	—	196,117	196,117	—	—
Commercial real estate - non-owner occupied	—	—	—	—	500,420	500,420	—	—
Farmland	—	—	—	—	116,723	116,723	—	—
Multi-family residential	—	—	—		23,694	23,694
1-4 family - close-ended	—	—	—		91,696	91,696
1-4 family - revolving	—	—	—	—	27,260	27,260	—	—
Consumer:	8	17	—	25	43,406	43,431	—	—
Deferred fees	—	—	—	—	$1,431	1,431	—	—
Total	$8	$17	$—	$25	$1,285,529	$1,285,554	$—	$—

The following table shows an aging analysis of the loan portfolio by class at December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing		Non- accrual
Commercial:
Commercial and industrial	$440	$—	$—	$440	$140,757	$141,197	$—		$—
Agricultural production	—	—	—	—	37,007	37,007	—		—
Real estate:	—
Construction & other land loans	—	—	—	—	109,175	109,175	—		—
Commercial real estate - owner occupied	250	—	—	250	194,413	194,663	—		—
Commercial real estate - non-owner occupied	4,507	—	—	4,507	460,302	464,809	—		—
Farmland	—	—	—	—	119,648	119,648	—		—
Multi-family residential	—	—	—	—	24,586	24,586
1-4 family - close-ended	—	—	—	—	93,510	93,510
1-4 family - revolving	465	—	—	465	29,606	30,071	—		—
Consumer	233	—	—	233	40,019	40,252	—	0	—
Deferred fees	—	—	—	—	1,386	1,386	—		—
Total	$5,895	$—	$—	$5,895	$1,250,409	$1,256,304	$—		$—

As of March 31, 2023 and December 31, 2022 there were no collateral dependent loans.

Foregone interest on nonaccrual loans totaled $0 and $4,000 for the three month period ended March 31, 2023 and 2022, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the quarter ended March 31, 2023 or during 2022. As of December 31, 2022, the Company had a recorded investment in troubled debt restructurings (“TDR”) of $2,372,000. The Company allocated $314,000 of specific reserves for those loans at December 31, 2022. The Company committed to lend no additional amounts as of December 31, 2022 to customers with outstanding loans that were classified as troubled debt restructurings.

Note 5. Borrowing Arrangements

As of March 31, 2023 the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances as compared to $46,000,000 at December 31, 2022.

Approximately $577,589,000 in loans and $21,743,000 in securities were pledged under a blanket lien as collateral to the FHLB resulting in borrowing capacity of $318,365,000 as of March 31, 2023.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of March 31, 2023, and December 31, 2022 the Company had no Federal funds purchased.

Note 6. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(520)	(556)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,635	$69,599

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2023, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month LIBOR plus 1.60%.  As of March 31, 2023, the rate was 6.43%.  Interest expense recognized by the Company for the twelve months ended March 31, 2023 and 2022 was $81,000 and $333,000, respectively.

Subordinated Debentures

On November 12, 2021, the Company completed a private placement of $35,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 3.125% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 210 basis points. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

Senior Debt

On September 15, 2022, the Company entered into a $30,000,000 loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Central Valley Community Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

Interest expense recognized by the Company for the Subordinated and Senior Debt for the three months ended March 31, 2023 and 2022 was $816,000 and $310,000, respectively.

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

Commitments to extend credit amounting to $318,046,000 and $288,141,000 were outstanding at March 31, 2023 and December 31, 2022, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $316,063,000 and $286,925,000 at March 31, 2023 and December 31, 2022, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $48,305,000 and $45,604,000 as of March 31, 2023 and December 31, 2022, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,983,000 and $1,216,000 were outstanding at March 31, 2023 and December 31, 2022, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2023 or December 31, 2022.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2023 and December 31, 2022, the allowance for credit losses of unfunded commitments was $928,000 and $110,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2023	2022
Net income	$6,970	$6,086
Weighted average shares outstanding	11,703,813	11,829,245
Basic earnings per share	$0.60	$0.51

Diluted Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2023	2022
Net income	$6,970	$6,086
Weighted average shares outstanding	11,703,813	11,829,245
Effect of diluted stock options and restricted stock	27,322	42,780
Weighted average shares of common stock and common stock equivalents	11,731,135	11,872,025
Diluted earnings per share	$0.59	$0.51

No options awards were anti-dilutive for the three months ended March 31, 2022. There were no outstanding options at March 31, 2023.

Note 9.  Share-Based Compensation

The Company has two share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $140,000 and $97,000 for the three months ended March 31, 2023 and 2022, respectively. The recognized tax benefit for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $0 and $22,000, respectively, for the three months ended March 31, 2023 and 2022.

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

Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 427,913 shares available for future purchase under the plan as of March 31, 2023.

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

The following table summarizes restricted stock and performance award activity for the three months ended March 31, 2023 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2022	46,706	$17.28
Granted	15,504	$22.69
Vested	(11,495)	$21.38
Forfeited	—	$—
Nonvested outstanding shares at March 31, 2023	50,715	$18.01

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

As of March 31, 2023, there were 50,715 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2023, there was $502,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.82 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $4,179,000 at March 31, 2023.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed in this report constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  All statements contained herein that are not historical facts, such as statements regarding the Company’s current business strategy and the Company’s plans for future development and operations, are based upon current expectations.  These statements are forward-looking in nature and involve a number of risks and uncertainties.  Such risks and uncertainties include, but are not limited to (1) significant increases in competitive pressure in the banking industry; (2) the impact of changes in interest rates; (3) inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in the portfolio or in the secondary market; (4) our ability to mitigate and manage deposit liabilities in a manner that balances the need to meet current and expected withdrawals while investing a sufficient portion of our assets to promote strong earning capacity; (5) changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses; (6) a decline in economic conditions in the Central Valley and the Greater Sacramento Region, including the impact of inflation; (7) the Company’s ability to continue its internal growth at historical rates; (8) the Company’s ability to maintain its net interest margin; (9) the decline in quality of the Company’s earning assets; (10) a decline in credit quality; (11) changes in the regulatory environment; (12) fluctuations in the real estate market; (13) changes in business conditions and inflation; (14) changes in securities markets; (15) regulatory limits on Central Valley Community Bank’s ability to pay dividends to the Company; (16) risks associated with acquisitions, relating to difficulty in integrating combined operations and related negative impact on earnings, and incurrence of substantial expenses; (17) political developments, uncertainties or instability, catastrophic events, acts of war or terrorism, or natural disasters, such as earthquakes, drought, pandemic diseases or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business; (18) the other risks set forth in the Company’s reports filed with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2022.  Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

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

General

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

Dividend Declared

On April 19, 2023, the Board of Directors declared a $0.12 per share cash dividend payable on May 19, 2023 to shareholders of record as of May 5, 2023.

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

Allowance for Credit Losses

As a result of our January 1, 2023, adoption of Accounting Standards Update (“ASU”) No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” and its related amendments, our methodology for estimating the allowance for credit losses changed significantly from December 31, 2022. The standard replaced the “incurred loss” approach with an “expected loss” approach known as current expected credit loss (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of a financial asset carried at amortized cost. It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for asset-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable.

Management’s evaluation of the appropriateness of the allowance for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the allowance for credit losses is a critical accounting estimate as it requires significant reliance on the use of estimates and significant judgment as to the amount and timing of expected future cash flows on criticized loans, significant reliance on historical loss rates, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts.

The allowance for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), economic trends and conditions, changes in underwriting standards, experience and depth of lending staff, trends in delinquencies, and the level of criticized loans.

Going forward, the impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 to the Consolidated Financial Statements and the “Allowance for Credit Losses on Loans” section below.

Please refer to the Company’s 2022 Annual Report to Shareholders on Form 10-K for a complete listing of critical accounting policies.

Financial Highlights

The significant highlights for the Company as of or for the three months ended March 31, 2023 included the following:

•Net income for the first quarter of 2023 decreased to $6,970,000 or $0.59 per diluted common share, compared to $7,633,000 and $0.65, respectively, in the fourth quarter of 2022. The Company recorded a $633,000 provision for credit losses during the first quarter of 2023.
•Net loans increased $24.8 million or 1.99%, and total assets increased $41.4 million or 1.71% at March 31, 2023 compared to December 31, 2022.
•Total deposits increased 3.62% to $2.18 billion at March 31, 2023 compared to December 31, 2022.
•Total cost of deposits increased to 0.20% for the quarter ended March 31, 2023 compared to 0.09% for the quarter ended December 31, 2022.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 48.92% and 43.77% for the quarters ended March 31, 2023 and 2022, respectively.

•There were no non-performing assets for the quarter ended March 31, 2023. Additionally, net loan charge-offs were $19,000 and loans delinquent more than 30 days were $22,000.
•The Company adopted and implemented Accounting Standard Update (ASU) 2016-13, more commonly referred to as the Current Expected Credit Loss (CECL) method on January 1, 2023, which resulted in an increase to the allowance for credit losses for loans of $3,910,000, a reserve for held-to-maturity securities of $776,000, an increase to the reserve for unfunded commitments of $612,000, and a decrease, net of taxes, to retained earnings of $3,731,000.
•Net interest margin increased to 3.81% at March 31, 2023, from 3.80% at December 31, 2022.
•Capital positions remain strong at March 31, 2023 with a 8.58% Tier 1 Leverage Ratio; a 11.80% Common Equity Tier 1 Ratio; a 12.09% Tier 1 Risk-Based Capital Ratio; and a 15.08% Total Risk-Based Capital Ratio.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	March 31,	December 31,	March 31,
(In thousands, except share and per-share amounts)	2023	2022	2022
Net interest income before provision for credit losses	21,581	21,993	17,597
Provision for credit losses	633	500	—
Net interest income after provision for credit losses	20,948	21,493	17,597
Total non-interest income	1,575	970	1,834
Total non-interest expenses	13,205	12,152	11,445
Income before provision for income taxes	9,318	10,311	7,986
Provision for income taxes	2,348	2,678	1,900
Net income	$6,970	$7,633	$6,086

Net income increased to $6,970,000 for the three months ended March 31, 2023 compared to $6,086,000 for the three months ended March 31, 2022.  Basic and diluted earnings per share for March 31, 2023 were $0.60 and $0.59, respectively. Basic and diluted earnings per share for the same period in 2022 were $0.51 and $0.51, respectively. Annualized return on equity (“ROE”) was 15.64% for the three months ended March 31, 2023 compared to 10.51% for the three months ended March 31, 2022.  Annualized return on assets (“ROA”) for the three months ended March 31, 2023 and 2022 was 1.15% and 0.99%, respectively.

The increase in net income for the three months ended March 31, 2023 compared to the same period in 2022 was primarily driven by an increase of $5,961,000 in total interest income, offset by an increase in total interest expense of $1,977,000. Additionally, the three-month period saw a decrease in non-interest income of $259,000 and an increase in non-interest expense of $1,760,000. During the quarter ended March 31, 2023, the Company recorded a $633,000 provision for credit losses, compared to no provision during the quarter ended March 31, 2022. The provision for credit loses resulted from our assessment of the overall adequacy of the allowance for credit losses on HTM debt securities and loans, including unfunded commitments.

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest‑bearing liabilities, the relative volumes of earning assets and interest‑bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest‑bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2023			For the Three Months Ended March 31, 2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$6,882	$75	4.36%	$129,877	$57	0.18%
Securities:
Taxable securities	783,938	5,886	3.00%	881,399	4,524	2.05%
Non-taxable securities (1)	257,452	1,777	2.76%	256,604	1,823	2.84%
Total investment securities	1,041,390	7,663	2.94%	1,138,003	6,347	2.23%
Total securities and interest-earning deposits	1,048,272	7,738	2.95%	1,267,880	6,404	2.02%
Loans (2) (3)	1,260,178	16,508	5.31%	1,017,280	12,161	4.85%
Total interest-earning assets	2,308,450	$24,246	4.26%	2,285,160	$18,565	3.29%
Allowance for credit losses	(14,759)			(9,832)
Nonaccrual loans	—			409
Cash and due from banks	27,574			52,482
Bank premises and equipment	8,072			8,306
Other assets	86,303			123,500
Total average assets	$2,415,640			$2,460,025
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$526,232	$92	0.07%	$578,763	$35	0.02%
Money market accounts	468,166	837	0.73%	542,666	182	0.14%
Time certificates of deposit	68,650	75	0.44%	87,409	35	0.16%
Total interest-bearing deposits	1,063,048	1,004	0.38%	1,208,838	252	0.08%
Other borrowed funds	124,480	1,558	5.01%	39,474	333	3.37%
Total interest-bearing liabilities	1,187,528	$2,562	0.87%	1,248,312	$585	0.19%
Non-interest bearing demand deposits	1,018,210			940,963
Other liabilities	31,591			39,044
Shareholders’ equity	178,311			231,706
Total average liabilities and shareholders’ equity	$2,415,640			$2,460,025
Interest income and rate earned on average earning assets		$24,246	4.26%		$18,565	3.29%
Interest expense and interest cost related to average interest-bearing liabilities		2,562	0.87%		585	0.19%
Net interest income and net interest margin (4)		$21,684	3.81%		$17,980	3.19%

(1)Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $373 and $383 in 2023 and 2022, respectively.
(2)Loan interest income includes loan costs of $260 in 2023 and loan fees of $264 in 2022.
(3)Average loans do not include nonaccrual loans but do include interest income recovered from previously charged off loans.
(4)Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest‑earning assets and interest‑bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

Changes in Volume/Rate	For the Three Months Ended March 31, 2023 and 2022
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(53)	$71	$18
Investment securities:
Taxable	(500)	1,860	1,360
Non-taxable (1)	6	(51)	(45)
Total investment securities	(494)	1,809	1,315
Loans	2,903	1,444	4,347
Total earning assets (1)	2,356	3,324	5,680
Interest expense:
Deposits:
Savings, NOW and MMA	(27)	740	713
Time certificate of deposits	(7)	47	40
Total interest-bearing deposits	(34)	787	753
Other borrowed funds	707	518	1,225
Total interest-bearing liabilities	673	1,305	1,978
Net interest income (1)	$1,683	$2,019	$3,702
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 62 basis points to 3.81% for the first quarter of 2023, from 3.19% for the first quarter of 2022. Average interest earning assets were $2,308,450,000 for the three months ended March 31, 2023 compared to $2,285,160,000 for the three months ended March 31, 2022.  The $23,290,000 increase in average earning assets was attributed to the $219,608,000 decrease in average total investments, offset by the $242,898,000 or 23.88% increase in average loans.  For the three months ended March 31, 2023, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 93 basis points. The effective yield on loans increased 46 basis points. Average interest bearing liabilities decreased 4.87% to $1,187,528,000 for the three months ended March 31, 2023, compared to $1,248,312,000 for the same period in 2022.

Interest and fee income from loans increased $4,347,000 or 35.75% for the three months ended March 31, 2023 compared to the same period in 2022. Net interest income during the first three months of 2023 was impacted by an increase in average total loans of $242,898,000 or 23.88% to $1,260,178,000 compared to $1,017,280,000 for the same period in 2022. The yield on average loans, excluding nonaccrual loans, was 5.31% for the three months ended March 31, 2023 compared to 4.85% for the same period in 2022. Net interest income for the period ending March 31, 2023 was benefited by approximately $649,000 in nonrecurring income from prepayment penalties, compared to $676,000 recorded in the same period in 2022.  The impact to interest income from the accretion of the loan marks on acquired loans was $67,000 and $222,000 for the three months ended March 31, 2023 and 2022, respectively. The remaining balance of accretable loan marks on acquired loans as of March 31, 2023 was $1,205,000.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $1,345,000 in the first three months of 2023 to $7,366,000 compared to $6,021,000 for the same period in 2022.  The yield on average total investments (total securities and interest-earning deposits) increased 93 basis points to 2.95% for the three month period ended March 31, 2023 compared to 2.02% for the same period in 2022. Average total securities and interest-earning deposits for the first three months of 2023 decreased $219,608,000 or 17.32% to $1,048,272,000 compared to $1,267,880,000 for the same period in 2022.  Income from investments represents 34.13% of net interest income for the first three months of 2023 compared to 34.22% for the same period in 2022.

Total interest income on a non-tax equivalent basis for the three months ended March 31, 2023 increased $5,961,000 or 32.79% to $24,143,000 compared to $18,182,000 for the three months ended March 31, 2022.  The yield on interest earning assets increased 97 basis points to 4.26% on a fully tax equivalent basis for the three months ended March 31, 2023 from 3.29% for the period ended March 31, 2022. The decrease was the result of yield changes, decrease in interest rates, and asset mix changes. Average interest earning assets increased to $2,308,450,000 for the three months ended March 31, 2023 compared to $2,285,160,000 for the three months ended March 31, 2022.  The $23,290,000 increase in average earning assets was attributed to the $219,608,000 decrease in average investments, offset by a $242,898,000 or 23.88% increase in average loans.

Interest expense on deposits for the three months ended March 31, 2023 and 2022 was $1,004,000 and $252,000, respectively. The average interest rate on interest bearing deposits increased to 0.38% for the three months ended March 31, 2023 compared to 0.08% for the same period ended March 31, 2022.  Average interest-bearing deposits decreased 12.06% or $145,790,000 to $1,063,048,000 for the three months ended March 31, 2023 compared to $1,208,838,000 for the same period ended March 31, 2022.

Average other borrowed funds were $124,480,000 with an effective rate of 5.01% for the three months ended March 31, 2023 compared to $39,474,000 with an effective rate of 3.37% for the three months ended March 31, 2022.  Total interest expense on other borrowed funds was $1,558,000 for the three months ended March 31, 2023 and $333,000 for the three months ended March 31, 2022.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, senior debt, advances on lines of credit, advances from the Federal Home Loan Bank (“FHLB”), and overnight borrowings.

The cost of interest-bearing liabilities increased 68 basis points to 0.87% for the three-month period ended March 31, 2023 compared to 0.19% for the same period in 2022. The cost of total deposits increased to 0.20% compared to 0.05% for the three-month periods ended March 31, 2023 and 2022, respectively.  Average non-interest bearing demand deposits increased 8.21% to $1,018,210,000 for the three month period ended March 31, 2023 compared to $940,963,000 for the same period in 2022.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 48.92% in the three-month period ended March 31, 2023 compared to 43.77% for the same period in 2022.

Net interest income before the provision for credit losses for the three months ended March 31, 2023 increased by $3,984,000 or 22.64% to $21,581,000 compared to $17,597,000 for the same period in 2022.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities. The impact to interest income from the accretion of the loan marks on acquired loans was $67,000 and $222,000 for the three months ended March 31, 2023 and 2022, respectively. In addition, net interest income before the provision for credit losses for the three months ended March 31, 2023 was benefited by approximately $649,000 in nonrecurring income from prepayment penalties, as compared to $676,000 in nonrecurring income for the three months ended March 31, 2022. Excluding these reversals and benefits, net interest income for the three months ended March 31, 2023 increased by $4,292,000 compared to the three months ended March 31, 2022.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended March 31,	For the Year Ended December 31,	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022	2022
Balance, beginning of period	$10,848	$9,600	$9,600
Impact of ASU 2016-13 adoption	3,910	—	—
Provision (reversal of) for credit losses	518	1,000	—
Losses charged to allowance	(354)	(178)	(101)
Recoveries	335	426	365
Balance, end of period	$15,257	$10,848	$9,864
Allowance for credit losses to total loans at end of period	1.19%	0.86%	0.97%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three months ended March 31, 2023, the Company recorded a $518,000 provision for credit losses on loans, compared to no provision during the three months ended March 31, 2022.

The Company had net charge-offs totaling $19,000 for the three months ended March 31, 2023, and net recoveries of $264,000 for the same period in 2022. The annualized net charge-off (recovery) ratio, which reflects net charge-offs (recoveries) to average loans was (0.01)% for the three months ended March 31, 2023, and (0.10)% for the same period in 2022.

We have been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2023, there were $30,843,000 in classified loans of which $1,950,000 related to commercial and industrial loans, $5,183,000 to agricultural production, $2,159,000 to owner occupied real estate, $15,821,000 to real estate construction and other land loans, $2,395,000 to non-owner occupied real estate, $3,022,000 to farmland, $— to 1-4 family revolving, and $50,000 to consumer. This compares to $27,783,000 in classified loans of which $1,655,000 related to commercial and industrial loans, $5,399,000 to agricultural production, $2,169,000 to owner occupied real estate, $15,024,000 to real estate construction and other land loans, $2,412,000 to non-owner occupied real estate, $824,000 to farmland, $266,000 to 1-4 family revolving, and $34,000 to consumer as of December 31, 2022.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,575,000 for the three months ended March 31, 2023 compared to $1,834,000 for the same period in 2022.  The $259,000 or 14.12% decrease in non-interest income during the three months ended March 31, 2023 was primarily driven by a decrease in loan placement fees of $175,000, a decrease in service charge income of $152,000, and a change of $425,000 in net realized sales and calls of investment securities from a $206,000 gain at March 31, 2022 to a $219,000 loss at March 31, 2023. These decreases were offset by an increase of $458,000 in other income.

The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $6,169,000 in FHLB stock.  We received dividends totaling $109,000 in the three months ended March 31, 2023, compared to $85,000 for the same period in 2022.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,760,000 or 15.38% to $13,205,000 for the three months ended March 31, 2023, compared to $11,445,000 for the three months ended March 31, 2022.  The net increase for the first three months of 2023 was primarily the result of increases in salaries and employee benefits of $1,090,000, information technology of $89,000, occupancy and equipment expenses of $96,000, director’s expenses of $118,000, provision for unfunded commitments of $0, and personnel other of $156,000, partially offset by a decrease by the amortization of core deposit intangibles of $106,000.

Salaries and employee benefits increased $1,090,000 or 15.70% to $8,034,000 for the first three months of 2023 compared to $6,944,000 for the three months ended March 31, 2022.  The increase in salaries and employee benefits was primarily attributed to non-recurring expenditures relating to fees from the transition of our Chief Financial Officer, and cost of living adjustments. Full time equivalent employees were 257 for the three months ended March 31, 2023, compared to 253 for the three months ended March 31, 2022.

Occupancy and equipment expense increased $96,000 or 8.26% to $1,258,000 for the three months ended March 31, 2023 compared to $1,162,000 for the three months ended March 31, 2022. The Company made no changes in its depreciation expense methodology. The Company operated 19 full-service offices at March 31, 2023 compared to 20 at March 31, 2022.

Data processing expense increased to $650,000 for the three months ended March 31, 2023 compared to $541,000 for the same period in 2022. Regulatory assessments decreased to $210,000 for the three months ended March 31, 2023 compared to $222,000 for the same period in 2022.  The assessment base for calculating regulatory assessments is average assets less average tangible equity.

Professional services decreased by $21,000 in the first three months of 2023 compared to the same period in 2022.

The following table shows significant components of other non-interest expense as a percentage of average assets.

	For the Three Months Ended March 31,
	2023	2022
(Dollars in thousands)	Other Expense	Other Expense	$ Change	% Change
Stationery/supplies	$34	$34	$—	—%
Amortization of software	17	19	(2)	(10.5)%
Postage	6	50	(44)	(88.0)%
Risk management expense	20	30	(10)	(33.3)%
Shareholder services	23	22	1	4.5%
Armored courier fees	61	56	5	8.9%
Telephone	119	71	48	67.6%
Alarm	39	42	(3)	(7.1)%
Donations	80	64	16	25.0%
Education/training	46	64	(18)	(28.1)%
General insurance	66	49	17	34.7%
Travel and mileage expense	37	24	13	54.2%
Other	393	225	168	74.7%
Total other non-interest expense	$941	$750	$191	25.5%

Provision for Income Taxes

Our effective income tax rate was 25.20% for the three months ended March 31, 2023 compared to 23.79% for the three months ended March 31, 2022. The Company reported an income tax provision of $2,348,000 for the three months ended March 31, 2023, compared to $1,900,000 for the three months ended March 31, 2022.  The effective tax rate was affected by the change in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2023 and December 31, 2022, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,463,893,000 as of March 31, 2023, compared to $2,422,519,000 at December 31, 2022, an increase of 1.71% or $41,374,000.  Total gross loans were $1,285,554,000 at March 31, 2023, compared to $1,256,304,000 at December 31, 2022, an increase of $29,250,000 or 2.33%.  The total investment portfolio (including Federal funds sold and interest-earning deposits in other banks) increased 1.52% or $14,654,000 to $980,829,000 at March 31, 2023 compared to $966,175,000 at December 31, 2022.  Total deposits increased 3.62% or $76,098,000 to $2,175,747,000 at March 31, 2023, compared to $2,099,649,000 at December 31, 2022.  Shareholders’ equity increased $7,392,000 or 4.23% to $182,052,000 at March 31, 2023, compared to $174,660,000 at December 31, 2022. The increase in shareholders’ equity was driven by the change in the unrealized losses on investment securities, and dividends paid, offset by the retention of earnings. Accrued interest payable and other liabilities was $36,459,000 at March 31, 2023, compared to $32,611,000 at December 31, 2022, an increase of $3,848,000.

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2023, investment securities with a fair value of $247,692,000, or 26.48% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by management.  Our policies are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2023 was 59.09% compared to 59.83% at December 31, 2022.  The total investment portfolio, including Federal funds sold and interest-earning deposits in other banks, increased 1.52% or $14,654,000 to $980,829,000 at March 31, 2023, from $966,175,000 at December 31, 2022.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $84,991,000 at March 31, 2023, compared to a net unrealized loss of $91,643,000 at December 31, 2022.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $29,250,000 or 2.33% to $1,285,554,000 as of March 31, 2023, compared to $1,256,304,000 as of December 31, 2022.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Commercial:
Commercial and industrial	$149,689	11.7%	$141,197	11.2%
Agricultural production	22,104	1.7%	37,007	2.9%
Total commercial	171,793	13.4%	178,204	14.1%
Real estate:
Construction & other land loans	112,989	8.8%	109,175	8.7%
Commercial real estate - owner occupied	196,117	15.3%	194,663	15.5%
Commercial real estate - non-owner occupied	500,420	39.0%	464,809	37.2%
Farmland	116,723	9.1%	119,648	9.5%
Multi-family residential	23,694	1.8%	24,586	2.0%
1-4 family - close-ended	91,696	7.1%	93,510	7.4%
1-4 family - revolving	27,260	2.1%	30,071	2.4%
Total real estate	1,068,899	83.2%	1,036,462	82.7%
Consumer:	43,431	3.4%	40,252	3.2%
Total gross loans	1,284,123	100.0%	1,254,918	100.0%
Net deferred origination fees	1,431		1,386
Loan, net of deferred origination fees	1,285,554		1,256,304
Allowance for credit losses	(15,257)		(10,848)
Total loans	$1,270,297		$1,245,456

As of March 31, 2023, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.6% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.8% of total loans at December 31, 2022.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

At March 31, 2023, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $69,012,000, of which $1,843,000 were commercial loans, $62,593,000 were real estate loans, and $4,576,000 were consumer loans. At December 31, 2022, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $73,456,000, of which $2,049,000 were commercial loans, $66,583,000 were real estate loans, and $4,824,000 were consumer loans.

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

At March 31, 2023 and December 31, 2022 there were no nonperforming assets.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $15,257,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	March 31, 2023	December 31, 2022
Commercial:
Commercial and industrial	$1,164	$1,583
Agricultural production	864	229
Total commercial	2,028	1,812
Real estate:
Construction & other land loans	2,802	1,678
Commercial real estate - owner occupied	1,606	814
Commercial real estate - non-owner occupied	4,935	4,388
Farmland	1,142	863
Multi-family residential	173	60
1-4 family - revolving	1,148	465
1-4 family - revolving	544	142
Total real estate	12,350	8,410
Consumer:	879	286
Total consumer	879	286
Unallocated reserves	—	340
Total allowance for credit losses	$15,257	$10,848

As of March 31, 2023, the balance in the allowance for credit losses (ACL) on loans was $15,257,000, or 1.19% of total gross loans, compared to $10,848,000, or 0.86% of total gross loans, as of December 31, 2022.  The increase is attributed to the impact of the adoption of ASU 2016-13 and increases in the Company’s loan portfolio balances.  The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $318,046,000 as of March 31, 2023, compared to $288,141,000 as of December 31, 2022.  At March 31, 2023 and December 31, 2022, the balance of the reserve for unfunded commitments was $928,000 and $110,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ACL and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2023		December 31, 2022		March 31, 2022
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans	25	—%	5,895	0.47%	17	—%
Nonaccrual loans	—	—%	—	—%	292	0.03%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $76,098,000 or 3.62% to $2,175,747,000 as of March 31, 2023, compared to $2,099,649,000 as of December 31, 2022.  Interest-bearing deposits increased $157,241,000 or 15.07% to $1,200,323,000 as of March 31, 2023, compared to $1,043,082,000 as of December 31, 2022.  Non-interest bearing deposits decreased $81,143,000 or 7.68% to $975,424,000 as of March 31, 2023, compared to $1,056,567,000 as of December 31, 2022.  Average non-interest bearing deposits to average total deposits was 48.92% for the three months ended March 31, 2023 compared to 43.77% for the same period in 2022.

The composition of the deposits and average interest rates paid at March 31, 2023 and December 31, 2022 is summarized in the table below.

(Dollars in thousands)	March 31, 2023	% of Total Deposits	Average Effective Rate	December 31, 2022	% of Total Deposits	Average Effective Rate
NOW accounts	$294,109	13.5%	0.24%	$324,089	15.4%	0.06%
MMA accounts	488,344	22.4%	0.73%	435,783	20.8%	0.17%
Time deposits	213,032	9.8%	0.60%	67,923	3.2%	0.14%
Savings deposits	204,838	9.4%	0.05%	215,287	10.3%	0.01%
Total interest-bearing	1,200,323	55.1%	0.44%	1,043,082	49.7%	0.10%
Non-interest bearing	975,424	44.9%		1,056,567	50.3%
Total deposits	$2,175,747	100.0%		$2,099,649	100.0%

As of March 31, 2023 there was $794,872,000 in uninsured deposits or 36.53% of total deposits, compared to $900,123,000 and 42.87% as of December 31, 2022.

Other Borrowings

As of March 31, 2023 the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. At December 31, 2022 the Company had $46,000,000 in FHLB advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $182,052,000 at March 31, 2023, compared to $174,660,000 at December 31, 2022.  The increase from December 31, 2022 in shareholders’ equity is the result of an increase in accumulated other comprehensive income (AOCI) of $5,126,000, an increase in retained earnings from net income of $6,970,000, stock issued under the employee stock purchase plan of $76,000, the effect of share-based compensation expense of $140,000, and stock awarded to employees of $221,000, offset by common stock cash dividends of $1,410,000 and the adoption of ASU 2016-13 of $3,731,000.

During the first three months of 2023, the Company declared and paid $1,410,000 in cash dividends ($0.12 per common share) to holders of common stock. The Company declared and paid $1,408,000 in cash dividends ($0.12 per common share) to holders of common stock during the quarter ended December 31, 2022.

The Company declared and paid a total of $5,638,000 in cash dividends ($0.48 per common share) to holders of common stock during the year ended December 31, 2022.

The following table presents the Company’s regulatory capital ratios as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)
March 31, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$207,480	8.58%
Common Equity Tier 1 Ratio (CET 1)	$202,480	11.80%
Tier 1 Risk-Based Capital Ratio	$207,480	12.09%
Total Risk-Based Capital Ratio	$258,145	15.08%

December 31, 2022
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%
The following table presents the Bank’s regulatory capital ratios as of March 31, 2023 and December 31, 2022.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$270,488	11.19%	$96,664	4.00%	$120,829	5.00%
Common Equity Tier 1 Ratio (CET 1)	$270,488	15.77%	$77,259	7.00%	$111,596	6.50%
Tier 1 Risk-Based Capital Ratio	$270,488	15.77%	$103,012	8.50%	$137,349	8.00%
Total Risk-Based Capital Ratio	$286,673	16.75%	$137,349	10.50%	$171,687	10.00%

December 31, 2022
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%	$122,594	5.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%	$109,079	6.50%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%	$134,251	8.00%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%	$167,814	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2023, the Company had unpledged securities totaling $694,339,000 available as a secondary source of liquidity and total cash and cash equivalents of $64,262,000.  Cash and cash equivalents at March 31, 2023 increased 106.17% compared to $31,170,000 at December 31, 2022.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2023, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $318,365,000 in unused FHLB secured advances, a $4,792,000 secured credit line at the Federal Reserve Bank, and $38,209,000 available under the Federal Reserve’s Bank Term Loan Funding Program.  We believe our liquidity sources to be stable and adequate.  At March 31, 2023, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2023 and December 31, 2022:

Credit Lines (In thousands)	March 31, 2023	December 31, 2022
Unsecured Credit Lines
(interest rate varies with market):
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
(interest rate at prevailing interest rate):
Credit limit	$318,365	$319,309
Balance outstanding	$—	$46,000
Collateral pledged	$599,332	$687,357
Fair value of collateral	$498,312	$565,869
Federal Reserve Bank Term Loan Funding Program
(interest rate at prevailing interest rate):
Credit limit	$38,209	$—
Balance outstanding	$—	$—
Collateral pledged	$56,429	$—
Fair value of collateral	$50,214	$—
Federal Reserve Bank
(interest rate at prevailing discount interest rate):
Credit limit	$4,792	$4,702
Balance outstanding	$—	$—
Collateral pledged	$5,335	$5,508
Fair value of collateral	$4,782	$4,893

The liquidity of the parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by California statutes and the regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our results of operations are highly dependent upon our ability to manage interest rate risk. We consider interest rate risk to be a significant market risk that could have a material effect on our financial condition and results of operations. Interest rate risk is measured and assessed on a quarterly basis. In our opinion, there has not been a material change in our interest rate risk exposure since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

The following discussion supplements the discussion of risk factors affecting us as set forth in Part I, Item 1A. Risk Factors, of our 2022 Annual Report on Form 10-K. The discussion of risk factors, as so supplemented, provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, as so supplemented, or discussed elsewhere in other of our reports filed with or furnished to the SEC could affect our business or results.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Company, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Company has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Company could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

We could experience an unexpected inability to obtain needed liquidity which could adversely affect our business, financial condition, and results of operation.

Liquidity measures the ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits, and to take advantage of interest rate market opportunities and is essential to a financial institution’s business. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets, and its access to alternative sources of funds. The bank failures in March 2023 exemplify the potential serious results of the unexpected inability of insured depository institutions to obtain needed liquidity to satisfy deposit withdrawal requests, including how quickly such requests can accelerate once uninsured depositors lose confidence in an institutions ability to satisfy its obligations to depositors. We seek to ensure our funding needs are met by maintaining a level of liquidity through asset and liability management. If we become unable to obtain funds when needed, it could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2023, the Company did not repurchase or retire any shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

None to report.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2010).

3.2	Bylaws of the Company as amended (incorporated by reference to the Registrant’s Form 10-K filed with the Commission on March 9, 2023).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(d) / 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b) / 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Central Valley Community Bancorp

Date: May 12, 2023	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer

Date: May 12, 2023	/s/ Shannon Avrett
Shannon Avrett
Executive Vice President and Chief Financial Officer