Form 10-Q
period 2023-06-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2023-08-03
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023
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

As of July 31, 2023 there were 11,812,425 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2023 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2023	December 31, 2022

ASSETS
Cash and due from banks	$28,325	$25,485
Interest-earning deposits in other banks	100,333	5,685
Total cash and cash equivalents	128,658	31,170
Available-for-sale debt securities, at fair value	619,759	648,825
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $456 at June 30, 2023 and $- at December 31, 2022	303,876	305,107
Equity securities, at fair value	6,558	6,558
Loans, less allowance for credit losses of $15,463 at June 30, 2023 and $10,848 at December 31, 2022	1,240,195	1,245,456
Bank premises and equipment, net	10,939	7,987
Bank-owned life insurance	41,041	40,537
Federal Home Loan Bank stock	7,136	6,169
Goodwill	53,777	53,777
Accrued interest receivable and other assets	77,868	76,933
Total assets	$2,489,807	$2,422,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$957,088	$1,056,567
Interest bearing	1,243,206	1,043,082
Total deposits	2,200,294	2,099,649
Short-term borrowings	—	46,000
Senior debt and subordinated debentures, less debt issuance costs of $484 at June 30, 2023 and $556 at December 31, 2022	69,671	69,599
Accrued interest payable and other liabilities	32,482	32,611
Total liabilities	2,302,447	2,247,859
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,812,425 at June 30, 2023 and 11,735,291 at December 31, 2022	62,128	61,487
Retained earnings	201,100	194,400
Accumulated other comprehensive loss, net of tax	(75,868)	(81,227)
Total shareholders’ equity	187,360	174,660
Total liabilities and shareholders’ equity	$2,489,807	$2,422,519

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$17,382	$12,883	$34,159	$25,044
Interest on deposits in other banks	1,374	52	1,449	109
Interest and dividends on investment securities:
Taxable	5,826	5,651	11,712	10,175
Exempt from Federal income taxes	1,405	1,879	2,810	3,319
Total interest income	25,987	20,465	50,130	38,647
INTEREST EXPENSE:
Interest on deposits	4,871	231	5,876	483
Interest on short-term borrowings	—	91	661	91
Interest on senior debt and subordinated debentures	911	333	1,807	666
Total interest expense	5,782	655	8,344	1,240
Net interest income before (credit) provision for credit losses	20,205	19,810	41,786	37,407
(CREDIT) PROVISION FOR CREDIT LOSSES	(343)	—	290	—
Net interest income after (credit) provision for credit losses	20,548	19,810	41,496	37,407
NON-INTEREST INCOME:
Service charges	367	544	755	1,083
Net realized losses on sales and calls of investment securities	(39)	(969)	(257)	(763)
Other income	1,266	1,195	2,671	2,284
Total non-interest income	1,594	770	3,169	2,604
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,976	7,057	16,010	14,001
Occupancy and equipment	1,264	1,344	2,521	2,506
Other	4,565	3,682	8,479	7,021
Total non-interest expenses	13,805	12,083	27,010	23,528
Income before provision for income taxes	8,337	8,497	17,655	16,483
Provision for income taxes	2,055	1,955	4,403	3,855
Net income	$6,282	$6,542	$13,252	$12,628
Earnings per common share:
Basic earnings per share	$0.54	$0.56	$1.13	$1.08
Weighted average common shares used in basic computation	11,723,127	11,665,074	11,713,524	11,746,795
Diluted earnings per share	$0.54	$0.56	$1.13	$1.07
Weighted average common shares used in diluted computation	11,740,390	11,685,850	11,738,037	11,778,127
Cash dividend per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$6,282	$6,542	$13,252	12,628
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(282)	(36,332)	6,152	(116,931)
Reclassification of net losses included in net income	39	969	257	763
Amortization of net unrealized losses transferred	573	394	1,200	394
Other comprehensive income (loss), before tax	330	(34,969)	7,609	(115,774)
Tax effect	(97)	10,337	(2,250)	34,223
Total other comprehensive income (loss)	233	(24,632)	5,359	(81,551)
Comprehensive income (loss)	$6,515	$(18,090)	$18,611	$(68,923)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2022	11,752,623	$62,893	$178,054	$(49,287)	191,660
Net income	—	—	6,542	—	6,542
Other comprehensive loss	—	—	—	(24,632)	(24,632)
Stock issued under employee stock purchase plan	3,550	54	—	—	54
Stock awarded to employees	300	—	—	—	—
Restricted stock granted net of forfeitures	37,781	—	—	—	—
Stock-based compensation expense	—	90	—	—	90
Cash dividend	—	—	(1,399)	—	(1,399)
Repurchase and retirement of common stock	(104,888)	(2,328)	—	—	(2,328)
Stock options exercised	27,780	266		—	266
Balance, June 30, 2022	11,717,146	$60,975	$183,197	$(73,919)	$170,253

Balance, March 31, 2023	11,754,938	$61,924	$196,229	$(76,101)	$182,052
Net income	—	—	6,282	—	6,282
Other comprehensive income	—	—	—	233	233
Stock issued under employee stock purchase plan	3,649	47	—	—	47
Restricted stock granted net of forfeitures	53,877	—	—	—	—
Stock-based compensation expense	—	158	—	—	158
Cash dividend	—	—	(1,411)	—	(1,411)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, June 30, 2023	11,812,425	$62,128	$201,100	$(75,868)	$187,360

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2021	11,916,651	$66,820	$173,393	$7,632	247,845
Net income	—	—	12,628	—	12,628
Other comprehensive loss	—	—	—	(81,551)	(81,551)
Stock issued under employee stock purchase plan	6,556	110	—	—	110
Stock awarded to employees	13,446	—	—	—	—
Restricted stock granted net of forfeitures	42,399	—	—	—	—
Stock-based compensation expense	—	460	—	—	460
Cash dividend	—	—	(2,824)	—	(2,824)
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Stock options exercised	38,855	399	—	—	399
Balance, June 30, 2022	11,717,146	$60,975	$183,197	$(73,919)	$170,253

Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	$174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	13,252	—	13,252
Other comprehensive income	—	—	—	5,359	5,359
Stock issued under employee stock purchase plan	7,792	123	—	—	123
Stock awarded to employees	10,347	—	—	—	—
Restricted stock granted net of forfeitures	59,034	—	—	—	—
Stock-based compensation expense	—	519	—	—	519
Cash dividend	—	—	(2,821)	—	(2,821)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, June 30, 2023	11,812,425	$62,128	$201,100	$(75,868)	$187,360

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,252	$12,628
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease in deferred loan fees	94	405
Depreciation	311	403
Accretion	(971)	(770)
Amortization	4,562	4,915
Stock-based compensation	519	460
Provision for credit losses	290	—
Net realized losses on sales and calls of available-for-sale investment securities	257	763
Net change in equity securities	—	584
Increase in bank-owned life insurance, net of expenses	(503)	(487)
Net increase in accrued interest receivable and other assets	(2,069)	(1,263)
Net decrease in accrued interest payable and other liabilities	(649)	(11,550)
Benefit (provision) for deferred income taxes	381	(564)
Net cash provided by operating activities	15,474	5,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	—	(301,699)
Proceeds from sales or calls of available-for-sale investment securities	12,376	235,370
Proceeds from calls of held-to-maturity investment securities	20	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	20,166	37,974
Proceeds from maturity and principal repayments of held-to-maturity investment securities	1,180	845
Net decrease (increase) in loans	556	(96,985)
Purchases of premises and equipment	(3,263)	(84)
FHLB stock purchased	(967)	(574)
Net cash provided by (used in) investing activities	30,068	(125,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(40,296)	(14,300)
Net increase (decrease) in time deposits	140,941	(2,500)
Proceeds from short-term borrowings from Federal Home Loan Bank	3,346,500	1,158,602
Repayments of short-term borrowings to Federal Home Loan Bank	(3,392,500)	(1,149,278)
Repurchase and retirement of common stock	(1)	(6,814)
Proceeds from stock issued under employee stock purchase plan	123	110
Proceeds from exercise of stock options	—	399
Cash dividend payments on common stock	(2,821)	(2,824)
Net cash provided by (used in) financing activities	51,946	(16,605)
Increase (decrease) in cash and cash equivalents	97,488	(136,234)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,170	163,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$128,658	$27,233

See notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
(In thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$8,621	$1,159
Income taxes	$5,400	$4,914
Operating cash flows from operating leases	$1,231	$1,108
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$—	$331,230
Transfer of unrealized loss on securities from available-for-sale to held-to-maturity	$—	$(25,328)
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2022 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2023, and the results of its operations and its cash flows for the three and six month interim periods ended June 30, 2023 and 2022 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

The Company also adopted ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures upon the adoption of ASU 2016-13 as of January 1, 2023 on a prospective basis. The amendments in this update eliminated the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, for public business entities, the amendments in this Update require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost in the vintage disclosures required by paragraph 326-20-50-6. The adoption modified the Company’s disclosures but did not have a material impact on its financial position or results of operations.

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

Changes in the allowance for credit losses are recorded as credit loss provision (or credit). Losses are charged against the allowance when management believes that the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

The Company elected the practical expedient under ASC 326-20-30-5A to exclude accrued interest from the amortized cost basis when measuring potential impairment. Additionally, management notes that due to this election, accrued interest is separately reported from the securities’ amortized cost basis.

Allowance for Credit Losses on Loans: The allowance for credit losses (“ACL”) on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is established through a provision for credit losses which is charged to expense.  Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

The Company elected the practical expedient under ASC 326-20-30-5A to exclude accrued interest from the amortized cost basis when measuring potential impairment. Additionally, management notes that due to this election, accrued interest is separately reported from the loans’ amortized cost basis.

Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience from national and local peer data provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for the differences in the current loan-specific risk characteristics, such as differences in loan-to-values, portfolio mix, or term as well as for changes in environmental conditions, such as changes in unemployment rates, market interest rates, property values, or other relevant factors. Management may assign qualitative factors to each loan segment if there are material risks or improvements present but not yet captured in the model environment.

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

Note 2.  Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	June 30, 2023
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,989	$—	$(1,209)	$—	$8,780
U.S. Government agencies	105	—	(9)	—	96
Obligations of states and political subdivisions	199,818	—	(22,392)	—	177,426
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	96,072	2	(6,857)	—	89,217
Private label mortgage and asset backed securities	399,009	10	(54,779)	—	344,240
Total available-for-sale	$704,993	$12	$(85,246)	$—	$619,759

	June 30, 2023
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,034	$76	$(17,108)	$175,002	$17
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,592	—	(1,728)	8,864	—
Private label mortgage and asset backed securities	55,673	—	(6,484)	49,189	1
Corporate debt securities	46,033	—	(5,240)	40,793	438
Total held-to-maturity	$304,332	$76	$(30,560)	$273,848	$456

	December 31, 2022
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,283)	$8,707
U.S. Government agencies	107	—	(9)	98
Obligations of states and political subdivisions	201,638	—	(26,653)	174,985
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	4	(7,803)	109,493
Private label mortgage and asset backed securities	411,441	14	(55,913)	355,542
Total available-for-sale	$740,468	$18	$(91,661)	$648,825

	December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	192,004	67	(23,166)	$168,905
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	—	(1,762)	8,668
Private label mortgage and asset backed securities	56,691	—	(5,931)	50,760
Corporate debt securities	45,982	—	(3,066)	42,916
Total held-to-maturity	$305,107	$67	$(33,925)	$271,249

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the periods ended June 30, 2023 and 2022 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2023	2022	2023	2022
Proceeds from sales or calls	$310	$102,379	$12,376	$235,370
Gross realized gains from sales or calls	—	1,216	—	5,123
Gross realized losses from sales or calls	(39)	(2,185)	(257)	(5,886)

The provision for income taxes includes a $76,000 and $226,000 income tax benefit from security sales for the six months ended June 30, 2023 and 2022.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at June 30, 2023 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2023		December 31, 2022
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	9,991	8,780	—	—
After five years through ten years	35,405	30,127	45,918	38,383
After ten years	164,411	147,300	165,710	145,309
	209,807	186,207	211,628	183,692
Investment securities not due at a single maturity date:
U.S. Government agencies	105	96	107	98
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	96,072	89,217	117,292	109,493
Private label mortgage and asset backed securities	399,009	344,239	411,441	355,542
Total available-for-sale	$704,993	$619,759	$740,468	$648,825

	June 30, 2023		December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	134	130	132	129
After five years through ten years	75,683	68,920	51,424	46,143
After ten years	116,217	105,952	140,448	122,633
	192,034	175,002	192,004	168,905
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,592	8,864	10,430	8,668
Private label mortgage and asset backed securities	55,673	49,189	56,691	50,760
Corporate debt securities	46,033	40,793	45,982	42,916
Total held-to-maturity	$304,332	$273,848	$305,107	$271,249

At June 30, 2023 there were nine issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,780	$(1,209)	$8,780	$(1,209)
U.S. Government agencies	—	—	96	(9)	96	(9)
Obligations of states and political subdivisions	—	—	177,426	(22,392)	177,426	(22,392)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	860	(21)	88,218	(6,836)	89,078	(6,857)
Private label mortgage and asset backed securities	3,353	(553)	340,834	(54,226)	344,187	(54,779)
Total available-for-sale	$4,213	$(574)	$615,354	$(84,672)	$619,567	$(85,246)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,707	$(1,283)	$8,707	$(1,283)
U.S. Government agencies	—	—	98	(9)	98	(9)
Obligations of states and political subdivisions	90,808	(12,208)	84,177	(14,445)	174,985	(26,653)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	20,825	(1,058)	88,520	(6,745)	109,345	(7,803)
Private label mortgage and asset backed securities	126,284	(14,529)	229,152	(41,384)	355,436	(55,913)
Total available-for-sale	$237,917	$(27,795)	$410,654	$(63,866)	$648,571	$(91,661)

As of June 30, 2023, the Company had a total of 189 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 43 obligations of states and political subdivisions, 57 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 83 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at June 30, 2023 or upon adoption of ASU 2016-13 on January 1, 2023. As of both dates, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value.

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

As of June 30, 2023 and December 31, 2022, the Company had the intent to hold the AFS debt securities with unrealized losses through the anticipated recovery period and it was more-than-likely-than-not that the Company would not be required to sell these securities. Accordingly, there was no allowance for credit losses as of June 30, 2023 and December 31, 2022 provided against these securities.

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

The allowance for credit losses on HTM securities was $456,000 at June 30, 2023.

The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. For non-rated investment securities, management receives quarterly performance updates to monitor for any credit concerns. There were no HTM securities on nonaccrual or past due over 89 days and still on accrual. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator. U.S. Government sponsored agencies are not included in the below tables as credit ratings are not applicable.

	June 30, 2023
Debt Securities Held-to-Maturity	AAA/AA/A	BBB/BB/B	Unrated
Obligations of states and political subdivisions	$192,034	$—	$—
Private label mortgage and asset backed securities	46,651	—	9,022
Corporate debt securities	—	30,154	15,879
Total debt securities held-to-maturity	$238,685	$30,154	$24,901

Note 3.  Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $3,972,000 and $4,512,000 at June 30, 2023 and December 31, 2022 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	June 30, 2023	December 31, 2022
Commercial:
Commercial and industrial	$103,490	$141,197
Agricultural production	36,283	37,007
Total commercial	139,773	178,204
Real estate:
Construction & other land loans	77,865	109,175
Commercial real estate - owner occupied	195,348	194,663
Commercial real estate - non-owner occupied	502,814	464,809
Farmland	118,616	119,648
Multi-family residential	53,432	24,586
1-4 family - close-ended	90,064	93,510
1-4 family - revolving	28,625	30,071
Total real estate	1,066,764	1,036,462
Consumer:	47,597	40,252
Total gross loans	1,254,134	1,254,918
Net deferred origination fees	1,524	1,386
Loans, net of deferred origination fees	1,255,658	1,256,304
Allowance for credit losses	(15,463)	(10,848)
Total loans, net	$1,240,195	$1,245,456

At June 30, 2023 and December 31, 2022, loans originated under Small Business Administration (SBA) programs totaling $18,256,000 and $19,947,000, respectively, were included in the real estate and commercial categories, of which, $13,955,000 or 76% and $15,333,000 or 77%, respectively, are secured by government guarantees.

Allowance for Credit Losses on Loans

The measurement of the allowance for credit losses on collectively evaluated loans is based on modeled expectations of lifetime expected credit losses utilizing national and local peer group historical losses, weighting of economic scenarios, and other relevant factors. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of credit losses within the portfolio. The Company uses a probability-weighted, multiple scenario forecast approach. These scenarios may consist of a base forecast representing the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions.

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for credit losses on an individual loan basis. There were no loans on nonaccrual or individually evaluated as of June 30, 2023 or December 31, 2022.

The following table shows the summary of activities for the allowance for credit losses for the three months ended June 30, 2023 and 2022 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2023	$2,028	$10,065	$2,285	$879	$15,257
(Credit) provision for credit losses (1)	(551)	619	198	(82)	184
Charge-offs	—	—	—	(3)	(3)
Recoveries	—	—	6	19	25
Ending balance, June 30, 2023	$1,477	$10,684	$2,489	$813	$15,463
(1) Represents credit losses for loans only. The (credit) provision for credit losses on the Consolidated Statements of Income of $(343) includes a $(228) credit for held-to-maturity securities and a $(299) credit for unfunded loan commitments.

	Commercial		Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, April 1, 2022	$1,993		$7,048	$525	$298	$9,864
(Credit) provision for credit losses	(30)		(54)	245	(161)	—
Charge-offs	—	—	—	(16)	—	(16)
Recoveries	10		—	15	—	25
Ending balance, June 30, 2022	$1,973		$6,994	$769	$137	$9,873

The following table shows the summary of activities for the allowance for credit losses as of and for the six months ended June 30, 2023 and 2022 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,814	$7,803	$607	$284	$340	$10,848
Impact of adoption of ASU 2016-13	454	1,693	1,614	489	(340)	3,910
(Credit) provision for credit losses (1)	(791)	1,188	255	50	—	702
Charge-offs	(322)	—	—	(35)	—	(357)
Recoveries	322	—	13	25	—	360
Ending balance, June 30, 2023	$1,477	$10,684	$2,489	$813	$—	$15,463
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $290 includes a $(320) credit for held-to-maturity securities and a $(92) credit for unfunded loan commitments.

	Commercial		Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011		$6,741	$568	$280	$9,600
(Credit) provision for credit losses	(387)		253	277	(143)	—
Charge-offs	(17)	—	—	(100)	—	(117)
Recoveries	366		—	24	—	390
Ending balance, June 30, 2022	$1,973		$6,994	$769	$137	$9,873

During the three and six month periods ended June 30, 2023, the provision for credit losses was primarily driven by weakening economic scenario forecasts in commercial real estate and increases in commercial real estate loan balances, partially offset by lower loan balances in the commercial loan segment. Management believes that the allowance for credit losses at June 30, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$14,912	$23,156	$22,383	$5,325	$2,277	$8,354	$24,037	$215	$100,659
Special mention	—	—	163	192	1,244	279	—	—	1,878
Substandard	—	—	23	219	—	1,097	—	—	1,339
Total	$14,912	$23,156	$22,569	$5,736	$3,521	$9,730	$24,037	$215	$103,876
Current period gross write-offs	$—	$—	$323	$—	$—	$—	$—	$—	$323

Agricultural production
Pass/Watch	$108	$453	$25	$—	$251	$163	$24,208	$999	$26,207
Special mention	—	—	—	—	—	—	8,940	—	8,940
Substandard	—	1,160	—	—	—	—	—	—	1,160
Total	$108	$1,613	$25	$—	$251	$163	$33,148	$999	$36,307
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$216	$18,852	$21,744	$10,736	$1,686	$2,834	$4,938	$—	$61,006
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	948	—	—	15,655	—	—	—	16,603
Total	$216	$19,800	$21,744	$10,736	$17,341	$2,834	$4,938	$—	$77,609
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$8,997	$23,344	$21,137	$28,733	$22,817	$84,534	$1,980	$—	$191,542
Special mention	—	—	—	—	—	1,429	278	—	1,707
Substandard	—	—	—	—	—	2,142	—	—	2,142
Total	$8,997	$23,344	$21,137	$28,733	$22,817	$88,105	$2,258	$—	$195,391
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$31,772	$115,665	$78,562	$41,164	$23,435	$194,047	$12,043	$—	$496,688
Special mention	—	600	—	—	—	2,756	—	—	3,356
Substandard	—	—	—	—	—	2,378	—	—	2,378
Total	$31,772	$116,265	$78,562	$41,164	$23,435	$199,181	$12,043	$—	$502,422
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$582	$23,725	$10,982	$29,806	$11,299	$24,091	$12,148	$1,955	$114,588
Special mention	—	—	—	2,213	—	—	—	—	2,213
Substandard	—	—	1,570	—	—	196	—	—	1,766
Total	$582	$23,725	$12,552	$32,019	$11,299	$24,287	$12,148	$1,955	$118,567
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,997	$—	$30,097	$2,397	$4,581	$13,165	$201	$—	$53,438
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$2,997	$—	$30,097	$2,397	$4,581	$13,165	$201	$—	$53,438
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$—	$65,276	$8,203	$2,351	$2,153	$11,636	$560	$—	$90,179
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$65,276	$8,203	$2,351	$2,153	$11,636	$560	$—	$90,179
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch		$—	$—	$—	$—	$—	$22,233	$6,619	$28,852
Special mention		—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$22,233	$6,619	$28,852
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$14,489	$10,095	$7,790	$2,771	$2,570	$10,823	$432	$—	$48,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	32	—	—	15	—	—	47
Total	$14,489	$10,095	$7,822	$2,771	$2,570	$10,838	$432	$—	$49,017
Current period gross write-offs	$7	$—	$—	$—	$27	$—	$—	$—	$34

Total loans outstanding (risk rating):
Pass/Watch	$74,073	$280,566	$200,923	$123,283	$71,069	$349,647	$102,780	$9,788	$1,212,129

Special mention	—	600	163	2,405	1,244	4,464	9,218	—	18,094
Substandard	—	2,108	1,625	219	15,655	5,828	—	—	25,435
Grand Total	$74,073	$283,274	$202,711	$125,907	$87,968	$359,939	$111,998	$9,788	$1,255,658
Current period total gross write-offs	$7	$—	$323	$—	$27	$—	$—	$—	$357

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings at December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$131,300	$8,707	$1,655	$—	$141,662
Agricultural production	24,926	6,713	5,399	—	37,038
Real Estate:
Construction & other land loans	93,817	—	15,024	—	108,841
Commercial real estate - owner occupied	189,344	3,283	2,169	—	194,796
Commercial real estate - non-owner occupied	458,746	3,440	2,412	—	464,598
Farmland	109,898	8,879	824	—	119,601
Multi-family residential	24,636	—	—	—	24,636
1-4 family - close-ended	93,644	—	—	—	93,644
1-4 family - revolving	30,031	—	266	—	30,297
Consumer:	41,155	2	34	—	41,191
Total	$1,197,497	$31,024	$27,783	$—	$1,256,304

The following table shows an aging analysis of the loan portfolio by class at June 30, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$—	$237	$—	$237	$103,253	$103,490	$—	$—
Agricultural production	—	—	—	—	36,283	36,283	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	77,865	77,865	—	—
Commercial real estate - owner occupied	—	—	—	—	195,348	195,348	—	—
Commercial real estate - non-owner occupied	—	—	—	—	502,814	502,814	—	—
Farmland	—	—	—	—	118,616	118,616	—	—
Multi-family residential	—	—	—	—	53,432	53,432	—	—
1-4 family - close-ended	—	—	—	—	90,064	90,064	—	—
1-4 family - revolving	—	—	—	—	28,625	28,625	—	—
Consumer:	17	—	—	17	47,580	47,597	—	—
Deferred fees	—	—	—	—	$1,524	1,524	—	—
Total	$17	$237	$—	$254	$1,255,404	$1,255,658	$—	$—

The following table shows an aging analysis of the loan portfolio by class at December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$440	$—	$—	$440	$140,757	$141,197	$—	$—
Agricultural production	—	—	—	—	37,007	37,007	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	109,175	109,175	—	—
Commercial real estate - owner occupied	250	—	—	250	194,413	194,663	—	—
Commercial real estate - non-owner occupied	4,507	—	—	4,507	460,302	464,809	—	—
Farmland	—	—	—	—	119,648	119,648	—	—
Multi-family residential	—	—	—	—	24,586	24,586	—	—
1-4 family - close-ended	—	—	—	—	93,510	93,510	—	—
1-4 family - revolving	465	—	—	465	29,606	30,071	—	—
Consumer	233	—	—	233	40,019	40,252	—	—
Deferred fees	—	—	—	—	1,386	1,386	—	—
Total	$5,895	$—	$—	$5,895	$1,250,409	$1,256,304	$—	$—

As of June 30, 2023 and December 31, 2022 there were no collateral dependent loans.

Foregone interest on nonaccrual loans totaled $53,000 and $57,000 for the three and six month periods ended June 30, 2022, respectively. There was no foregone interest on nonaccrual loans for the three and six month periods ended June 30, 2023.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the quarter ended June 30, 2023 or during 2022. As of December 31, 2022, the Company had a recorded investment in troubled debt restructurings (“TDR”) of $2,372,000. The Company allocated $314,000 of specific reserves for those loans at December 31, 2022. The Company committed to lend no additional amounts as of December 31, 2022 to customers with outstanding loans that were classified as troubled debt restructurings.

Note 4. Borrowing Arrangements

As of June 30, 2023 the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances as compared to $46,000,000 at December 31, 2022.

Approximately $607,860,000 in loans and $21,626,000 in securities were pledged under a blanket lien as collateral to the FHLB resulting in borrowing capacity of $347,510,000 as of June 30, 2023.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of June 30, 2023, and December 31, 2022 the Company had no Federal funds purchased.

Note 5. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(484)	(556)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,671	$69,599

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2023, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of June 30, 2023, the rate was 6.86%.  Interest expense recognized by the Company for the three months ended June 30, 2023 and 2022 was $89,000 and $24,000, respectively. Interest expense recognized by the Company for the six months ended June 30, 2023 and 2022 was $170,000 and $47,000, respectively.

Subordinated Debentures

On November 12, 2021, the Company completed a private placement of $35,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 6.125% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 210 basis points. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

Interest expense recognized by the Company for the Subordinated and Senior Debt for the three months ended June 30, 2023 and 2022 was $310,000. Interest expense recognized by the Company for the Subordinated and Senior Debt for the six months ended June 30, 2023 and 2022 was $619,000.

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

Interest expense recognized by the Company for the Subordinated and Senior Debt for the three and six months ended June 30, 2023 was $512,000 and $1,018,000, respectively.

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

Commitments to extend credit amounting to $266,410,000 and $288,141,000 were outstanding at June 30, 2023 and December 31, 2022, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $264,427,000 and $286,925,000 at June 30, 2023 and December 31, 2022, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $38,183,000 and $45,604,000 as of June 30, 2023 and December 31, 2022, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,983,000 and $1,216,000 were outstanding at June 30, 2023 and December 31, 2022, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2023 or December 31, 2022.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2023 and December 31, 2022, the allowance for credit losses of unfunded commitments was $629,000 and $110,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 7. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Appreciation in cash surrender value of bank owned life insurance	$254	$245	$503	$487
Loan placement fees	172	268	296	567
Interchange Fees	458	478	903	920
Federal Home Loan Bank dividends	106	82	215	167
Other	276	122	754	143
Total other non-interest income	$1,266	$1,195	$2,671	$2,284

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Regulatory assessments	$356	$194	$566	$416
Data processing expense	618	548	1,269	1,089
ATM/Debit card expenses	193	217	377	412
Internet banking	47	48	82	69
Advertising	124	138	249	278
Professional Services	883	464	1,235	838
Information technology	935	828	1,782	1,586
Directors’ expenses	151	48	314	93
Loan related expenses	51	68	198	139
Personnel other	63	59	323	162
Amortization of core deposit intangibles	34	140	68	280
Other	1,110	930	2,016	1,659
Total other non-interest expense	$4,565	$3,682	$8,479	$7,021

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$6,282	$6,542	$13,252	$12,628
Weighted average shares outstanding	11,723,127	11,665,074	11,713,524	11,746,795
Basic earnings per share	$0.54	$0.56	$1.13	$1.08

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$6,282	$6,542	$13,252	$12,628
Weighted average shares outstanding	11,723,127	11,665,074	11,713,524	11,746,795
Effect of diluted stock options and restricted stock	17,263	20,776	24,513	31,332
Weighted average shares of common stock and common stock equivalents	11,740,390	11,685,850	11,738,037	11,778,127
Diluted earnings per share	$0.54	$0.56	$1.13	$1.07

No options awards were anti-dilutive for the six months ended June 30, 2022. There were no outstanding options at June 30, 2023.

Note 9.  Share-Based Compensation

The Company has two share-based compensation plans as described below. Share-based compensation cost recognized for those plans was $158,000 and $298,000 for the three and six months ended June 30, 2023, respectively, and $84,000 and $181,000 for the three and six months ended June 30, 2022, respectively. The recognized tax benefit for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $0 for the three and six months ended June 30, 2023, and $48,000 and $69,000 for the three and six months ended June 30, 2022, respectively.

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

Effective June 2, 2017, the Company adopted an Employee Stock Purchase Plan (ESPP) whereby our employees may purchase Company common stock through payroll deductions of between one percent and 15 percent of pay in each pay period. Shares are purchased at the end of each of the three-month offering periods at a 10 percent discount from the lower of the closing market price on the Offering Date (first trading day of each offering period) or the Investment Date (last trading day of each offering period). The Company reserved 500,000 common shares to be set aside for the ESPP, and there were 424,264 shares available for future purchase under the plan as of June 30, 2023.

Restricted and Common Stock Awards

The 2015 Plan provides for the issuance of restricted common stock to directors and officers and performance-based common stock awards. Restricted common stock grants typically vest over a one to five-year period. Restricted common stock (all of which are shares of our common stock) is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.

The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Common stock awards vest immediately. The Company has two forms of outstanding common stock: fully vested common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The following table summarizes restricted stock and performance award activity for the six months ended June 30, 2023 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2022	46,706	$17.28
Granted	69,692	$15.86
Vested	(40,134)	$17.93
Forfeited	(311)	$16.08
Nonvested outstanding shares at June 30, 2023	75,953	$15.64

As of June 30, 2023, there were 75,953 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2023, there was $1,097,779 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.37 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $4,333,000 at June 30, 2023.

Note 10.  Fair Value Measurements

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	June 30, 2023
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,325	$28,325	$—	$—	$28,325
Interest-earning deposits in other banks	100,333	100,333	—	—	100,333
Held-to-maturity investment securities	303,876	—	273,849	—	273,849
Loans, net	1,240,195	—	—	1,155,413	1,155,413
Financial liabilities:
Time deposits	208,864	—	207,351	—	207,351
Senior debt and subordinated debentures	69,671	—	—	59,106	59,106

	December 31, 2022
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,485	$25,485	$—	$—	$25,485
Interest-earning deposits in other banks	5,685	5,685	—	—	5,685
Held-to-maturity investment securities	305,107	—	271,249	—	271,249
Loans, net	1,245,456	—	—	1,113,849	1,113,849
Financial liabilities:
Time deposits	67,923	—	67,047	—	67,047
Short-term borrowings	46,000	—	46,000	—	46,000
Subordinated debentures	69,599	—	—	62,504	62,504

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
June 30, 2023	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,780	$—	$8,780	$—
U.S. Government agencies	96	—	96	—
Obligations of states and political subdivisions	177,426	—	177,426	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	89,217	—	89,217	—
Private label mortgage and asset backed securities	344,240	—	344,240	—
Equity securities	6,558	6,558	—	—
Total assets measured at fair value on a recurring basis	$626,317	$6,558	$619,759	$—

	Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,707	$—	$8,707	$—
U.S. Government agencies	98	—	98	—
Obligations of states and political subdivisions	174,985	—	174,985	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	109,493	—	109,493	—
Private label mortgage and asset backed securities	355,542	—	355,542	—
Equity securities	6,558	6,558	—	—
Total assets measured at fair value on a recurring basis	$655,383	$6,558	$648,825	$—

There were no changes in valuation techniques used during the six months ended June 30, 2023 or the year ended December 31, 2022. There were no assets measured on a non-recurring basis at June 30, 2023 and December 31, 2022.

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

Dividend Declared

On July 19, 2023, the Board of Directors declared a $0.12 per share cash dividend payable on August 18, 2023 to shareholders of record as of August 4, 2023.

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

Please refer to the Company’s 2022 Annual Report on Form 10-K for a complete listing of critical accounting policies.

Financial Highlights

The significant highlights for the Company as of or for the period ended June 30, 2023 included the following:

•Net income for the second quarter of 2023 decreased to $6,282,000 or $0.54 per diluted common share, compared to $6,970,000 and $0.59, respectively, in the first quarter of 2023.
•Net loans decreased $5.3 million or 0.42%, and total assets increased $67.3 million or 2.78% at June 30, 2023 compared to December 31, 2022.
•Total deposits increased 4.79% to $2.20 billion at June 30, 2023 compared to December 31, 2022.
•Total cost of deposits increased to 0.88% for the quarter ended June 30, 2023 compared to 0.20% for the quarter ended March 31, 2023.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 43.53% and 43.92% for the quarters ended June 30, 2023 and 2022, respectively.
•Net interest margin decreased to 3.46% for the quarter ended June 30, 2023, from 3.81% for the quarter ended March 31, 2023.
•There were no non-performing assets for the quarter ended June 30, 2023. Additionally, net loan recoveries were $22,000 and loans delinquent more than 30 days were $252,000.
•Capital positions remain strong at June 30, 2023 with a 8.51% Tier 1 Leverage Ratio; a 12.41% Common Equity Tier 1 Ratio; a 12.71% Tier 1 Risk-Based Capital Ratio; and a 15.76% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on August 18, 2023 to shareholders of record as of August 4, 2023.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(In thousands, except share and per-share amounts)	2023	2023	2022	2023	2022
Net interest income before (credit) provision for credit losses	$20,205	$21,581	$19,810	$41,786	$37,407
(Credit) provision for credit losses	(343)	518	—	290	—
Net interest income after (credit) provision for credit losses	20,548	20,948	19,810	41,496	37,407
Total non-interest income	1,594	1,575	770	3,169	2,604
Total non-interest expenses	13,805	13,205	12,083	27,010	23,528
Income before provision for income taxes	8,337	9,318	8,497	17,655	16,483
Provision for income taxes	2,055	2,348	1,955	4,403	3,855
Net income	$6,282	$6,970	$6,542	$13,252	$12,628

Net income decreased to $6,282,000 for the three months ended June 30, 2023 compared to $6,542,000 for the three months ended June 30, 2022.  Basic and diluted earnings per share for the quarter ended June 30, 2023 were $0.54. Basic and diluted earnings per share for the same period in 2022 were $0.56. Net income for the period was impacted by an increase in total non-interest expenses of $1,722,000, primarily driven by the increase in costs for salaries and employee benefits and non-recurring one-time expenses in professional services, and an increase in the provision for income taxes of $100,000, partially offset by an increase in net interest income before provision for credit losses of $395,000 and an increase in non-interest income of $824,000. During the quarter ended June 30, 2023, the Company recorded a $343,000 credit for credit losses, compared to no provision during the quarter ended June 30, 2022.

Net income increased to $13,252,000 for the six months ended June 30, 2023 compared to $12,628,000 for the six months ended June 30, 2022.  Basic and diluted earnings per share for the six months ended June 30, 2023 were $1.13. Basic and diluted earnings per share for the same period in 2022 were $1.08 and $1.07, respectively. Annualized return on average equity (“ROAE”) was 14.44% for the six months ended June 30, 2023 compared to 12.35% for the six months ended June 30, 2022.  Annualized return on average assets (“ROAA”) for the six months ended June 30, 2023 and 2022 was 1.08% and 1.03%, respectively.

The increase in net income for the six months ended June 30, 2023 compared to the same period in 2022 was primarily driven by an increase of $11,483,000 in total interest income, offset by an increase in total interest expense of $7,104,000. Additionally, the six month period saw an increase in non-interest income of $565,000 and an increase in non-interest expense of $3,482,000. During the six months ended June 30, 2023, the Company recorded a $290,000 provision for credit losses, compared to no provision during the six months ended June 30, 2022. The provision for credit loses resulted from our assessment of the overall adequacy of the allowance for credit losses on HTM debt securities and loans, including unfunded commitments.

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2023			For the Three Months Ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$107,134	$1,374	5.13%	$33,067	$53	0.64%
Securities
Taxable securities	765,304	5,826	3.05%	945,210	5,651	2.39%
Non-taxable securities (1)	256,624	1,779	2.77%	274,217	2,378	3.47%
Total investment securities	1,021,928	7,605	2.98%	1,219,427	8,029	2.63%
Total securities and interest-earning deposits	1,129,062	8,979	3.18%	1,252,494	8,082	2.58%
Loans (2) (3)	1,257,984	17,382	5.54%	1,085,887	12,883	4.76%
Total interest-earning assets	2,387,046	$26,361	4.43%	2,338,381	$20,965	3.60%
Allowance for credit losses	(15,317)			(9,870)
Non-accrual loans	—			280
Cash and due from banks	26,467			33,050
Bank premises and equipment	9,392			8,132
Other assets	93,936			71,989
Total average assets	$2,501,524			$2,441,962
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$476,398	$158	0.13%	$600,685	$34	0.02%
Money market accounts	547,452	2,423	1.78%	520,224	164	0.13%
Time certificates of deposit	225,638	2,290	4.07%	89,107	33	0.15%
Total interest-bearing deposits	1,249,488	4,871	1.56%	1,210,016	231	0.08%
Other borrowed funds	69,653	911	5.23%	78,435	424	2.16%
Total interest-bearing liabilities	1,319,141	$5,782	1.76%	1,288,451	$655	0.20%
Non-interest bearing demand deposits	963,104			947,724
Other liabilities	34,492			28,091
Shareholders’ equity	184,787			177,696
Total average liabilities and shareholders’ equity	$2,501,524			$2,441,962
Interest income and rate earned on average earning assets		$26,361	4.43%		$20,965	3.60%
Interest expense and interest cost related to average interest-bearing liabilities		5,782	1.76%		655	0.20%
Net interest income and net interest margin (4)		$20,579	3.46%		$20,310	3.48%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $374 and $499 at June 30, 2023 and June 30, 2022, respectively.
(2)    Loan interest income includes loan fees of $26 and $226 at June 30, 2023 and June 30, 2022, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Six Months Ended June 30, 2023			For the Six Months Ended June 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$57,285	$1,449	5.06%	$81,204	$109	0.27%
Securities:
Taxable securities	774,569	11,712	3.02%	913,481	10,176	2.23%
Non-taxable securities (1)	257,036	3,557	2.77%	265,459	4,201	3.17%
Total investment securities	1,031,605	15,269	2.96%	1,178,940	14,377	2.44%
Total securities and interest-earning deposits	1,088,890	16,718	3.07%	1,260,144	14,486	2.30%
Loans (2) (3)	1,259,075	34,159	5.47%	1,051,772	25,044	4.80%
Total interest-earning assets	2,347,965	$50,877	4.37%	2,311,916	$39,530	3.45%
Allowance for credit losses	(13,117)			(9,851)
Nonaccrual loans	—			345
Cash and due from banks	27,017			42,713
Bank premises and equipment	8,735			8,218
Other assets	90,142			97,603
Total average assets	$2,460,742			$2,450,944
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$501,177	$252	0.10%	$589,785	$68	0.02%
Money market accounts	508,028	3,259	1.29%	531,383	347	0.13%
Time certificates of deposit	147,577	2,365	3.23%	88,262	68	0.16%
Total interest-bearing deposits	1,156,782	5,876	1.02%	1,209,430	483	0.08%
Other borrowed funds	96,915	2,468	5.09%	59,062	757	2.56%
Total interest-bearing liabilities	1,253,697	$8,344	1.34%	1,268,492	$1,240	0.20%
Non-interest bearing demand deposits	990,505			944,362
Other liabilities	33,050			33,538
Shareholders’ equity	183,490			204,552
Total average liabilities and shareholders’ equity	$2,460,742			$2,450,944
Interest income and rate earned on average earning assets		$50,877	4.37%		$39,530	3.45%
Interest expense and interest cost related to average interest-bearing liabilities		8,344	1.34%		1,240	0.20%
Net interest income and net interest margin (4)		$42,533	3.65%		$38,290	3.34%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $747 and $882 at June 30, 2023 and June 30, 2022, respectively.
(2)    Loan interest income includes loan fees of $36 and $490 at June 30, 2023 and June 30, 2022, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-bearing assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

Changes in Volume/Rate	For the Three Months Ended June 30, 2023 and 2022			For the Six Months Ended June 30, 2023 and 2022
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$118	$1,203	$1,321	$(32)	$1,372	$1,340
Investment securities:
Taxable	(1,075)	1,250	175	(1,547)	3,082	1,535
Non-taxable (1)	(152)	(447)	(599)	(133)	(511)	(644)
Total investment securities	(1,227)	803	(424)	(1,680)	2,571	891
Loans	2,042	2,457	4,499	4,936	4,179	9,115
Total earning assets (1)	933	4,463	5,396	3,224	8,122	11,346
Interest expense:
Deposits:
Savings, NOW and MMA	1	2,382	2,383	(25)	3,120	3,095
Time certificate of deposits	49	2,208	2,257	46	2,251	2,297
Total interest-bearing deposits	50	4,590	4,640	21	5,371	5,392
Other borrowed funds	(47)	534	487	481	1,230	1,711
Total interest-bearing liabilities	3	5,124	5,127	502	6,601	7,103
Net interest income (1)	$930	$(661)	$269	$2,722	$1,521	$4,243
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended June 30, 2023 and June 30, 2022

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, decreased 2 basis points to 3.46% for the second quarter of 2023, from 3.48% for the second quarter of 2022. Average interest earning assets were $2,387,046,000 for the three months ended June 30, 2023 compared to $2,338,381,000 for the three months ended June 30, 2022.  The $48,665,000 increase in average earning assets was attributed to the $172,097,000 or 15.85% increase in average loans, partially offset by the $123,432,000 decrease in average total securities and interest-earning deposits.  For the three months ended June 30, 2023, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 60 basis points. The effective yield on loans increased 78 basis points. Average interest bearing liabilities increased 2.38% to $1,319,141,000 for the three months ended June 30, 2023, compared to $1,288,451,000 for the same period in 2022.

Interest and fee income from loans increased $4,499,000 or 34.92% for the three months ended June 30, 2023 compared to the same period in 2022. Net interest income during the three months ended June 30, 2023 was impacted by an increase in average total loans of $172,097,000 or 15.85% to $1,257,984,000 compared to $1,085,887,000 for the same period in 2022. The yield on average loans, excluding nonaccrual loans, was 5.54% for the three months ended June 30, 2023 compared to 4.76% for the same period in 2022. Net interest income for the period ending June 30, 2023 was benefited by approximately $40,000 in nonrecurring income from prepayment penalties, compared to $184,000 recorded in the same period in 2022.  The impact to interest income from the accretion of the loan marks on acquired loans was $72,000 and $102,000 for the three months ended June 30, 2023 and 2022, respectively.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $1,023,000 in the three months ended June 30, 2023 to $8,605,000 compared to $7,582,000 for the same period in 2022.  The yield on average total investments (total securities and interest-earning deposits) increased 60 basis points to 3.18% for the three month period ended June 30, 2023 compared to 2.58% for the same period in 2022. Average total securities and interest-earning deposits for the three month period ended June 30, 2023 decreased $123,432,000 or 9.85% to $1,129,062,000 compared to $1,252,494,000 for the same period in 2022.

Total interest income on a non-tax equivalent basis for the three months ended June 30, 2023 increased $5,522,000 or 26.98% to $25,987,000 compared to $20,465,000 for the three months ended June 30, 2022.  The yield on interest earning assets increased 83 basis points to 4.43% on a fully tax equivalent basis for the three months ended June 30, 2023 from 3.60% for the period ended June 30, 2022. The increase was the result of yield changes, increase in interest rates, and asset mix changes. Average interest earning assets increased to $2,387,046,000 for the three months ended June 30, 2023 compared to $2,338,381,000 for the three months ended June 30, 2022.

Interest expense on deposits for the three months ended June 30, 2023 and 2022 was $4,871,000 and $231,000, respectively. The average interest rate on interest bearing deposits increased to 1.56% for the three months ended June 30, 2023 compared to 0.08% for the same period ended June 30, 2022.  Average interest-bearing deposits increased 3.26% or $39,472,000 to $1,249,488,000 for the three months ended June 30, 2023 compared to $1,210,016,000 for the same period ended June 30, 2022.

Average other borrowed funds were $69,653,000 with an effective rate of 5.23% for the three months ended June 30, 2023 compared to $78,435,000 with an effective rate of 2.16% for the three months ended June 30, 2022.  Total interest expense on other borrowed funds was $911,000 for the three months ended June 30, 2023 and $424,000 for the three months ended June 30, 2022.

The cost of interest-bearing liabilities increased 156 basis points to 1.76% for the three month period ended June 30, 2023 compared to 0.20% for the same period in 2022. The cost of total deposits increased to 0.88% compared to 0.04% for the three month periods ended June 30, 2023 and 2022, respectively.  Average non-interest bearing demand deposits increased 1.62% to $963,104,000 for the three month period ended June 30, 2023 compared to $947,724,000 for the same period in 2022.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 43.53% in the three month period ended June 30, 2023 compared to 43.92% for the same period in 2022.

Net interest income before the provision for credit losses for the three months ended June 30, 2023 increased by $395,000 or 1.99% to $20,205,000 compared to $19,810,000 for the same period in 2022.  The increase was a result of yield changes, asset mix changes, a credit to the provision for credit losses, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Comparison of the six months ended June 30, 2023 and June 30, 2022

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 31 basis points to 3.65% for the six months ended June 30, 2023, from 3.34% for the same period of 2022. Average interest earning assets were $2,347,965,000 for the six months ended June 30, 2023 compared to $2,311,916,000 for the six months ended June 30, 2022.  The $36,049,000 increase in average earning assets was attributed to the $207,303,000 or 19.71% increase in average loans, partially offset by the $171,254,000 decrease in average total securities and interest-earning deposits.  For the six months ended June 30, 2023, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 77 basis points. The effective yield on loans increased 67 basis points. Average interest bearing liabilities decreased 1.17% to $1,253,697,000 for the six months ended June 30, 2023, compared to $1,268,492,000 for the same period in 2022.

Interest and fee income from loans increased $9,115,000 or 36.40% for the six months ended June 30, 2023 compared to the same period in 2022. Net interest income during the first six months of 2023 was impacted by an increase in average total loans of $207,303,000 or 19.71% to $1,259,075,000 compared to $1,051,772,000 for the same period in 2022. The yield on average loans, excluding nonaccrual loans, was 5.47% for the six months ended June 30, 2023 compared to 4.80% for the same period in 2022. Net interest income for the six months ending June 30, 2023 was benefited by approximately $42,000 in nonrecurring income from prepayment penalties, compared to $470,000 recorded in the same period in 2022.  The impact to interest income from the accretion of the loan marks on acquired loans was $139,000 and $342,000 for the six months ended June 30, 2023 and 2022, respectively. The remaining balance of accretable loan marks on acquired loans as of June 30, 2023 was $1,133,000.

Interest income from total investments on a non tax-equivalent basis (total investments include investment securities, Federal funds sold, interest bearing deposits in other banks, and other securities) increased $2,368,000 in the first six months of 2023 to $15,971,000 compared to $13,603,000 for the same period in 2022.  The yield on average total investments (total securities and interest-earning deposits) increased 77 basis points to 3.07% for the six months period ended June 30, 2023 compared to 2.30% for the same period in 2022. Average total securities and interest-earning deposits for the first six months of 2023 decreased $171,254,000 or 13.59% to $1,088,890,000 compared to $1,260,144,000 for the same period in 2022.  Income from these investments represents 38.22% of net interest income for the first six months of 2023 compared to 36.36% for the same period in 2022.

Total interest income on a non-tax equivalent basis for the six months ended June 30, 2023 increased $11,483,000 or 29.71% to $50,130,000 compared to $38,647,000 for the six months ended June 30, 2022.  The yield on interest earning assets increased 92 basis points to 4.37% on a fully tax equivalent basis for the six months ended June 30, 2023 from 3.45% for the six months ended June 30, 2022. The increase was the result of yield changes, increase in interest rates, and asset mix changes. Average interest earning assets increased to $2,347,965,000 for the six months ended June 30, 2023 compared to $2,311,916,000 for the six months ended June 30, 2022.  The $36,049,000 increase in average earning assets was attributed to the $207,303,000 or 19.71% increase in average loans, partially offset by the $171,254,000 decrease in average total securities and interest-bearing deposits.

Interest expense on deposits for the six months ended June 30, 2023 and 2022 was $5,876,000 and $483,000, respectively. The average interest rate on interest bearing deposits increased to 1.02% for the six months ended June 30, 2023 compared to 0.08% for the same period ended June 30, 2022.  Average interest-bearing deposits decreased 4.35% or $52,648,000 to $1,156,782,000 for the six months ended June 30, 2023 compared to $1,209,430,000 for the same period ended June 30, 2022.

Average other borrowed funds were $96,915,000 with an effective rate of 5.09% for the six months ended June 30, 2023 compared to $59,062,000 with an effective rate of 2.56% for the six months ended June 30, 2022.  Total interest expense on other borrowed funds was $2,468,000 for the six months ended June 30, 2023 and $757,000 for the six months ended June 30, 2022.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, senior debt, advances on lines of credit, advances from the Federal Home Loan Bank (“FHLB”), and overnight borrowings.

The cost of interest-bearing liabilities increased 114 basis points to 1.34% for the six months ended June 30, 2023 compared to 0.20% for the same period in 2022. The cost of total deposits increased to 0.55% compared to 0.05% for the six months ended June 30, 2023 and 2022, respectively.  Average non-interest bearing demand deposits increased 4.89% to $990,505,000 for the six months ended June 30, 2023 compared to $944,362,000 for the same period in 2022.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 46.13% in the six months ended June 30, 2023 compared to 43.85% for the same period in 2022.

Net interest income before the provision for credit losses for the six months ended June 30, 2023 increased by $4,379,000 or 11.71% to $41,786,000 compared to $37,407,000 for the same period in 2022.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$15,257	$9,864	$10,848	$9,600
Impact of ASU 2016-13 adoption	—	—	3,910	—
Provision for credit losses	184	—	702	—
Losses charged to allowance	(3)	(16)	(357)	(117)
Recoveries	25	25	360	390
Balance, end of period	$15,463	$9,873	$15,463	$9,873
Allowance for credit losses to total loans at end of period	1.23%	0.87%	1.23%	0.87%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three and six month periods ended June 30, 2023, the Company recorded a $184,000 and $702,000 provision for credit losses on loans, respectively, compared to no provision during the three and six month periods ended June 30, 2022.

The Company had net recoveries totaling $22,000 and $9,000 for the three months ended June 30, 2023 and 2022, respectively, and net recoveries totaling $3,000 and $273,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of June 30, 2023, there were $25,435,000 in classified loans of which $1,339,000 related to commercial and industrial loans, $1,160,000 to agricultural production, $2,142,000 to owner occupied real estate, $16,603,000 to real estate construction and other land loans, $2,378,000 to non-owner occupied real estate, $1,766,000 to farmland, and $47,000 to consumer. This compares to $27,783,000 in classified loans of which $1,655,000 related to commercial and industrial loans, $5,399,000 to agricultural production, $2,169,000 to owner occupied real estate, $15,024,000 to real estate construction and other land loans, $2,412,000 to non-owner occupied real estate, $824,000 to farmland, $266,000 to 1-4 family revolving, and $34,000 to consumer as of December 31, 2022.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,594,000 for the three months ended June 30, 2023 compared to $770,000 for the same period in 2022.  The $824,000 or 107.01% increase in non-interest income during the three months ended June 30, 2023 was primarily driven by a positive change of $930,000 in net realized loss on sales and calls of investment securities from $969,000 at June 30, 2022 to $39,000 at June 30, 2023 and an increase of $154,000 in other income. These increases were partially offset by decreases in loan placement fees of $96,000 and a decrease in service charge income of $177,000.

Non-interest income was $3,169,000 for the six months ended June 30, 2023 compared to $2,604,000 for the same period in 2022.  The $565,000 or 21.70% increase in non-interest income during the six months ended June 30, 2023 was primarily driven by a positive change of $506,000 in net realized loss on sales and calls of investment securities from $763,000 at June 30, 2022 to $257,000 at June 30, 2023 and an increase of $611,000 in other income. These increases were partially offset by decreases in loan placement fees of $271,000 and a decrease in service charge income of $328,000.

The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $7,136,000 in FHLB stock.  We received dividends totaling $106,000 and $215,000 in the three and six months ended June 30, 2023, respectively, compared to $82,000 and $167,000 for the three and six months ended June 30, 2022, respectively.

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Appreciation in cash surrender value of bank owned life insurance	$254	$245	$9	3.7%	$503	$487	$16	3.3%
Loan placement fees	172	268	(96)	(35.8)%	296	567	(271)	(47.8)%
Interchange fees	458	478	(20)	(4.2)%	903	920	(17)	(1.8)%
Federal Home Loan Bank dividends	106	82	24	29.3%	215	167	48	28.7%
Other	276	122	154	126.2%	754	143	611	427.3%
Total other non-interest income	$1,266	$1,195	$71	5.9%	$2,671	$2,284	$387	16.9%

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, Internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $1,722,000 or 14.25% to $13,805,000 for the three months ended June 30, 2023, compared to $12,083,000 for the three months ended June 30, 2022.  The net increase for the three months ended June 30, 2023 was primarily the result of increases in salaries and employee benefits of $919,000, professional services of $419,000, regulatory assessments of $162,000, information technology of $107,000, and directors’ expenses of $103,000, partially offset by a decrease of the amortization of core deposit intangibles of $106,000 and occupancy and equipment expense of $80,000.

Non-interest expenses increased $3,482,000 or 14.80% to $27,010,000 for the six months ended June 30, 2023, compared to $23,528,000 for the six months ended June 30, 2022.  The net increase for the six month period was primarily the result of increases in salaries and employee benefits of $2,009,000, professional services of $397,000, directors’ expenses of $221,000, and information technology of $196,000, partially offset by a decrease of the amortization of core deposit intangible of $212,000.

Salaries and employee benefits increased $2,009,000 or 14.35% to $16,010,000 for the first six months of 2023 compared to $14,001,000 for the six months ended June 30, 2022.  The increase in salaries and benefits and director expenses was primarily due to credits in post-retirement costs recorded in the prior year, a result of changes in the discount rate compared to expense in the current period. Additionally, increases in salaries and benefits were a reflection of salary adjustments due to market conditions. Full time equivalent employees were 246 for the six months ended June 30, 2023, compared to 244 for the six months ended June 30, 2022.

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Regulatory assessments	$356	$194	$162	83.5%	$566	$416	$150	36.1%
Data processing expense	618	548	70	12.8%	1,269	1,089	180	16.5%
ATM/Debit card expenses	193	217	(24)	(11.1)%	377	412	(35)	(8.5)%
Internet banking	47	48	(1)	(2.1)%	82	69	13	18.8%
Advertising	124	138	(14)	(10.1)%	249	278	(29)	(10.4)%
Professional Services	883	464	419	90.3%	1,235	838	397	47.4%
Information technology	935	828	107	12.9%	1,782	1,586	196	12.4%
Directors’ expenses	151	48	103	214.6%	314	93	221	237.6%
Loan related expenses	51	68	(17)	(25.0)%	198	139	59	42.4%
Personnel other	63	59	4	6.8%	323	162	161	99.4%
Amortization of core deposit intangibles	34	140	(106)	(75.7)%	68	280	(212)	(75.7)%
Other	1,110	930	180	19.4%	2,016	1,659	357	21.5%
Total other non-interest expense	$4,565	$3,682	$883	24.0%	$8,479	$7,021	$1,458	20.8%

Provision for Income Taxes

Our effective income tax rate was 24.65% and 24.94% and for the three and six month periods ended June 30, 2023, respectively, compared to 23.01% and 23.39% for the three and six month periods ended June 30, 2022, respectively. The Company reported an income tax provision of $2,055,000 and $4,403,000 for the three and six month periods ended June 30, 2023, respectively, compared to $1,955,000 and $3,855,000 for the three and six month periods ended June 30, 2022, respectively.

The effective tax rate was affected by the change in tax-exempt interest. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2023 and December 31, 2022, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,489,807,000 as of June 30, 2023, compared to $2,422,519,000 at December 31, 2022, an increase of 2.78% or $67,288,000.  Total gross loans were $1,255,658,000 at June 30, 2023, compared to $1,256,304,000 at December 31, 2022, an decrease of $646,000 or 0.05%.  Total cash and cash equivalents increased 312.76% or $97,488,000 to $128,658,000 at June 30, 2023 compared to $31,170,000 at December 31, 2022. The investment portfolio decreased 1.75% or $30,297,000 to $930,193,000 at June 30, 2023 compared to $960,490,000 at December 31, 2022.  Total deposits increased 4.79% or $100,645,000 to $2,200,294,000 at June 30, 2023, compared to $2,099,649,000 at December 31, 2022.  Shareholders’ equity increased $12,700,000 or 7.27% to $187,360,000 at June 30, 2023, compared to $174,660,000 at December 31, 2022. The increase in shareholders’ equity was driven by the change in the unrealized losses on investment securities and the retention of earnings, partially offset by dividends paid. Accrued interest payable and other liabilities was $32,482,000 at June 30, 2023, compared to $32,611,000 at December 31, 2022, an decrease of $129,000.

Investments

Our investment portfolio consists primarily of U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, private label mortgage and asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2023, investment securities with a fair value of $340,310,000, or 36.84% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at June 30, 2023 was 57.07% compared to 59.83% at December 31, 2022 and 53.94% at June 30, 2022.  The total investment portfolio decreased 1.75% or $30,297,000 to $930,193,000 at June 30, 2023 compared to $960,490,000 at December 31, 2022.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $85,234,000 at June 30, 2023, compared to net unrealized losses of $91,643,000 at December 31, 2022 and $80,011,000 at June 30, 2022.

See Note 2 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $646,000 or 0.05% to $1,255,658,000 as of June 30, 2023, compared to $1,256,304,000 as of December 31, 2022.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Commercial:
Commercial and industrial	$103,490	8.2%	$141,197	11.2%
Agricultural production	36,283	2.9%	37,007	2.9%
Total commercial	139,773	11.1%	178,204	14.1%
Real estate:
Construction & other land loans	77,865	6.2%	109,175	8.7%
Commercial real estate - owner occupied	195,348	15.6%	194,663	15.5%
Commercial real estate - non-owner occupied	502,814	40.1%	464,809	37.2%
Farmland	118,616	9.4%	119,648	9.5%
Multi-family residential	53,432	4.3%	24,586	2.0%
1-4 family - close-ended	90,064	7.2%	93,510	7.4%
1-4 family - revolving	28,625	2.3%	30,071	2.4%
Total real estate	1,066,764	85.1%	1,036,462	82.7%
Consumer:	47,597	3.8%	40,252	3.2%
Total gross loans	1,254,134	100.0%	1,254,918	100.0%
Net deferred origination fees	1,524		1,386
Loan, net of deferred origination fees	1,255,658		1,256,304
Allowance for credit losses	(15,463)		(10,848)
Total loans	$1,240,195		$1,245,456

As of June 30, 2023, in management’s judgment, a concentration of loans existed in commercial loans and loans collateralized by real estate, representing approximately 96.1% of total loans.  This level of concentration of commercial loans and loans collateralized by real estate is consistent with 96.8% of total loans at December 31, 2022.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

At June 30, 2023, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $67,523,000, of which $1,788,000 were commercial loans, $61,225,000 were real estate loans, and $4,510,000 were consumer loans. At December 31, 2022, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $73,456,000, of which $2,049,000 were commercial loans, $66,583,000 were real estate loans, and $4,824,000 were consumer loans.

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

At June 30, 2023 and December 31, 2022 there were no nonperforming assets.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $15,463,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	June 30, 2023	December 31, 2022
Commercial:
Commercial and industrial	$876	$1,583
Agricultural production	601	229
Total commercial	1,477	1,812
Real estate:
Construction & other land loans	2,617	1,678
Commercial real estate - owner occupied	1,798	814
Commercial real estate - non-owner occupied	5,241	4,388
Farmland	1,253	863
Multi-family residential	386	60
1-4 family - revolving	1,335	465
1-4 family - revolving	543	142
Total real estate	13,173	8,410
Consumer:	813	286
Total consumer	813	286
Unallocated reserves	—	340
Total allowance for credit losses	$15,463	$10,848

As of June 30, 2023, the balance in the allowance for credit losses (ACL) on loans was $15,463,000, or 1.23% of total gross loans, compared to $10,848,000, or 0.86% of total gross loans, as of December 31, 2022.  The increase is attributed to the impact of the adoption of ASU 2016-13 and increases in the balance of the Company’s loan portfolio.  The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $266,410,000 as of June 30, 2023, compared to $288,141,000 as of December 31, 2022.  At June 30, 2023 and December 31, 2022, the balance of the reserve for unfunded commitments was $629,000 and $110,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ACL and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2023		December 31, 2022		June 30, 2022
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans	254	0.02%	5,895	0.47%	207	0.02%
Nonaccrual loans	—	—%	—	—%	271	0.02%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $100,645,000 or 4.79% to $2,200,294,000 as of June 30, 2023, compared to $2,099,649,000 as of December 31, 2022.  Interest-bearing deposits increased $200,124,000 or 19.19% to $1,243,206,000 as of June 30, 2023, compared to $1,043,082,000 as of December 31, 2022.  Non-interest bearing deposits decreased $99,479,000 or 9.42% to $957,088,000 as of June 30, 2023, compared to $1,056,567,000 as of December 31, 2022.  Average non-interest bearing deposits to average total deposits was 46.13% for the six months ended June 30, 2023 compared to 43.85% for the same period in 2022.

The composition of the deposits and year-to-date average effective rates at June 30, 2023 and December 31, 2022 is summarized in the table below.

(Dollars in thousands)	June 30, 2023	% of Total Deposits	Average Effective Rate	December 31, 2022	% of Total Deposits	Average Effective Rate
NOW accounts	$272,419	12.4%	0.12%	$324,089	15.4%	0.06%
MMA accounts	569,807	25.9%	1.29%	435,783	20.8%	0.17%
Time deposits	208,864	9.5%	3.23%	67,923	3.2%	0.14%
Savings deposits	192,116	8.7%	0.08%	215,287	10.3%	0.01%
Total interest-bearing	1,243,206	56.5%	1.02%	1,043,082	49.7%	0.10%
Non-interest bearing	957,088	43.5%		1,056,567	50.3%
Total deposits	$2,200,294	100.0%		$2,099,649	100.0%

As of June 30, 2023 there was $776,137,000 in uninsured deposits or 35.27% of total deposits, compared to $900,123,000 and 42.87% as of December 31, 2022.

Other Borrowings

As of June 30, 2023 the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. At December 31, 2022 the Company had $46,000,000 in FHLB advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $187,360,000 at June 30, 2023, compared to $174,660,000 at December 31, 2022.  The increase from December 31, 2022 in shareholders’ equity is the result of a decrease in accumulated other comprehensive loss of $5,359,000, an increase in retained earnings from net income of $13,252,000, stock issued under the employee stock purchase plan of $123,000, the effect of share-based compensation expense of $298,000, and stock awarded to employees of $221,000, offset by common stock cash dividends of $2,821,000 and the adoption of ASU 2016-13 of $3,731,000.

During the first six months of 2023, the Company declared and paid $2,821,000 in cash dividends ($0.24 per common share) to holders of common stock. The Company declared and paid $2,824,000 in cash dividends ($0.24 per common share) to holders of common stock during the six months ended June 30, 2022.

The following table presents the Company’s regulatory capital ratios as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)
June 30, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$212,614	8.51%
Common Equity Tier 1 Ratio (CET 1)	$207,614	12.41%
Tier 1 Risk-Based Capital Ratio	$212,614	12.71%
Total Risk-Based Capital Ratio	$263,679	15.76%

December 31, 2022
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%
The following table presents the Bank’s regulatory capital ratios as of June 30, 2023 and December 31, 2022.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$275,830	11.04%	$99,397	4.00%	$124,921	5.00%
Common Equity Tier 1 Ratio (CET 1)	$275,830	16.49%	$75,264	7.00%	$108,715	6.50%
Tier 1 Risk-Based Capital Ratio	$275,830	16.49%	$100,352	8.50%	$133,803	8.00%
Total Risk-Based Capital Ratio	$292,378	17.48%	$133,803	10.50%	$167,253	10.00%

December 31, 2022
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%	$122,594	5.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%	$109,079	6.50%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%	$134,251	8.00%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%	$167,814	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2023, the Company had unpledged securities totaling $589,883,000 available as a secondary source of liquidity and total cash and cash equivalents of $128,658,000.  Cash and cash equivalents at June 30, 2023 increased 312.76% compared to $31,170,000 at December 31, 2022.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2023, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $347,510,000 in unused FHLB secured advances, a $4,583,000 secured credit line at the Federal Reserve Bank, and $37,968,000 available under the Federal Reserve’s Bank Term Loan Funding Program.  We believe our liquidity sources to be stable and adequate.  At June 30, 2023, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2023 and December 31, 2022:

Credit Lines (In thousands)	June 30, 2023	December 31, 2022
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$347,510	$319,309
Balance outstanding	$—	$46,000
Collateral pledged	$629,485	$687,357
Fair value of collateral	$498,157	$565,869
Federal Reserve Bank Term Loan Funding Program
Credit limit	$37,968	$—
Balance outstanding	$—	$—
Collateral pledged	$55,272	$—
Fair value of collateral	$48,584	$—
Federal Reserve Bank
Credit limit	$4,583	$4,702
Balance outstanding	$—	$—
Collateral pledged	$5,188	$5,508
Fair value of collateral	$4,614	$4,893

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies. These market developments have negatively impacted customer confidence of the safety and soundness in the financial securities industry. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in the banking system more broadly.

In addition, the banking operating environment and public trading prices of banking institutions can be highly correlated, in particular during times of stress, which could adversely impact the trading prices of our common stock.

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our business. The cost of resolving the recent bank failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Rising interest rates have decreased the value of the Company’s securities portfolio, and the Company could realize losses if it were required to sell such securities to meet liquidity needs.

As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the fair value of our securities classified as available-for-sale has declined, resulting in unrealized losses embedded in accumulated other comprehensive loss as a part of shareholders’ equity. If the Company were required to sell such securities to meet liquidity needs, including in the event of deposit outflows or slower deposit growth, it may incur losses.

The loss of our deposit clients or substantial reduction of our deposit balances could force us to fund our business with more expensive and less stable funding sources.

As of June 30, 2023, deposits from our top 100 client relationships accounted for, in the aggregate, 21.93% of our total deposits. The deposits not insured by the FDIC (approximately $776.1 million of uninsured deposits, or 35.27%, of our total deposits of $2.2 billion at June 30, 2023) could present a heightened risk of withdrawal, if such depositors materially decreased the volume of those deposits and it could reduce our liquidity. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations and financial condition.

Changes in economic, market and political conditions can adversely affect our operating results and financial condition.

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as the on-going supply chain disruptions have resulted in inflationary pressures and increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) raised the target range for the federal funds rate from 5.00% - 5.25% to 5.25% - 5.50% on July 26, 2023, resulting in a cumulative increase of 375 basis points from July of 2022. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, and supply chain issues and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

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

Central Valley Community Bancorp

Date: August 3, 2023	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer

Date: August 3, 2023	/s/ Shannon Avrett
Shannon Avrett
Executive Vice President and Chief Financial Officer