Form 10-Q
period 2023-09-30
CENTRAL VALLEY COMMUNITY BANCORP
filed 2023-11-02
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023
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

As of October 31, 2023 there were 11,814,883 shares of the registrant’s common stock outstanding.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY

2023 QUARTERLY REPORT ON FORM 10-Q

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2023	December 31, 2022

ASSETS
Cash and due from banks	$27,558	$25,485
Interest-earning deposits in other banks	47,017	5,685
Total cash and cash equivalents	74,575	31,170
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0	593,430	648,825
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $281 at September 30, 2023 and $0 at December 31, 2022	303,451	305,107
Equity securities, at fair value	6,354	6,558
Loans, less allowance for credit losses of $15,534 at September 30, 2023 and $10,848 at December 31, 2022	1,259,877	1,245,456
Bank premises and equipment, net	9,703	7,987
Bank-owned life insurance	41,301	40,537
Federal Home Loan Bank stock	7,136	6,169
Goodwill	53,777	53,777
Accrued interest receivable and other assets	85,755	76,933
Total assets	$2,435,359	$2,422,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$990,508	$1,056,567
Interest bearing	1,158,334	1,043,082
Total deposits	2,148,842	2,099,649
Short-term borrowings	—	46,000
Senior debt and subordinated debentures, less debt issuance costs of $447 at September 30, 2023 and $556 at December 31, 2022	69,708	69,599
Accrued interest payable and other liabilities	35,159	32,611
Total liabilities	2,253,709	2,247,859
Commitments and contingencies (Note 6)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,814,883 at September 30, 2023 and 11,735,291 at December 31, 2022	62,338	61,487
Retained earnings	206,073	194,400
Accumulated other comprehensive loss, net of tax	(86,761)	(81,227)
Total shareholders’ equity	181,650	174,660
Total liabilities and shareholders’ equity	$2,435,359	$2,422,519

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2023	2022	2023	2022
INTEREST INCOME:
Interest and fees on loans	$17,692	$14,708	$51,851	$39,752
Interest on deposits in other banks	1,481	48	2,930	157
Interest and dividends on investment securities:
Taxable	5,900	4,411	17,612	14,586
Exempt from Federal income taxes	1,393	1,825	4,203	5,144
Total interest income	26,466	20,992	76,596	59,639
INTEREST EXPENSE:
Interest on deposits	5,015	231	10,890	714
Interest on short-term borrowings	—	411	661	1,168
Interest on senior debt and subordinated debentures	924	186	2,732	186
Total interest expense	5,939	828	14,283	2,068
Net interest income before provision for credit losses	20,527	20,164	62,313	57,571
PROVISION FOR CREDIT LOSSES	186	495	476	495
Net interest income after provision for credit losses	20,341	19,669	61,837	57,076
NON-INTEREST INCOME:
Service charges	376	475	1,132	1,558
Net realized losses on sales and calls of investment securities	(39)	(14)	(296)	(777)
Other income	1,246	1,019	3,916	3,303
Total non-interest income	1,583	1,480	4,752	4,084
NON-INTEREST EXPENSES:
Salaries and employee benefits	7,474	7,500	23,483	21,501
Occupancy and equipment	1,490	1,363	4,012	3,869
Other	4,472	3,940	12,951	10,961
Total non-interest expenses	13,436	12,803	40,446	36,331
Income before provision for income taxes	8,488	8,346	26,143	24,829
Provision for income taxes	2,098	1,962	6,501	5,817
Net income	$6,390	$6,384	$19,642	$19,012
Earnings per common share:
Basic earnings per share	$0.54	$0.55	$1.67	$1.62
Weighted average common shares used in basic computation	11,742,334	11,678,532	11,723,233	11,723,790
Diluted earnings per share	$0.54	$0.55	$1.67	$1.62
Weighted average common shares used in diluted computation	11,755,758	11,689,323	11,745,606	11,748,693
Cash dividend per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$6,390	$6,384	$19,642	19,012
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding losses arising during the period	(16,107)	(24,378)	(9,955)	(141,308)
Reclassification of net losses included in net income	39	14	296	777
Amortization of net unrealized losses transferred	602	651	1,802	1,045
Other comprehensive loss, before tax	(15,466)	(23,713)	(7,857)	(139,486)
Tax effect	4,573	7,010	2,323	41,232
Total other comprehensive loss	(10,893)	(16,703)	(5,534)	(98,254)
Comprehensive (loss) income	$(4,503)	$(10,319)	$14,108	$(79,242)

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, June 30, 2022	11,717,146	$60,975	$183,197	$(73,919)	170,253
Net income	—	—	6,384	—	6,384
Other comprehensive loss	—	—	—	(16,703)	(16,703)
Stock issued under employee stock purchase plan	3,515	53	—	—	53
Stock-based compensation expense	—	143	—	—	143
Cash dividend	—	—	(1,407)	—	(1,407)
Stock options exercised	11,350	91		—	91
Balance, September 30, 2022	11,732,011	$61,262	$188,174	$(90,622)	$158,814

Balance, June 30, 2023	11,812,425	$62,128	$201,100	$(75,868)	$187,360
Net income	—	—	6,390	—	6,390
Other comprehensive loss	—	—	—	(10,893)	(10,893)
Stock issued under employee stock purchase plan	3,025	40	—	—	40
Restricted stock forfeitures	(567)	—	—	—	—
Stock-based compensation expense	—	170	—	—	170
Cash dividend	—	—	(1,417)	—	(1,417)
Balance, September 30, 2023	11,814,883	$62,338	$206,073	$(86,761)	$181,650

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2021	11,916,651	$66,820	$173,393	$7,632	247,845
Net income	—	—	19,012	—	19,012
Other comprehensive loss	—	—	—	(98,254)	(98,254)
Stock issued under employee stock purchase plan	10,071	164	—	—	164
Stock awarded to employees	13,446	—	—	—	—
Restricted stock granted net of forfeitures	42,399	—	—	—	—
Stock-based compensation expense	—	603	—	—	603
Cash dividend	—	—	(4,231)	—	(4,231)
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Stock options exercised	50,205	489	—	—	489
Balance, September 30, 2022	11,732,011	$61,262	$188,174	$(90,622)	$158,814

Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	$174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	19,642	—	19,642
Other comprehensive loss	—	—	—	(5,534)	(5,534)
Stock issued under employee stock purchase plan	10,817	163	—	—	163
Stock awarded to employees	10,347	—	—	—	—
Restricted stock granted net of forfeitures	58,467	—	—	—	—
Stock-based compensation expense	—	689	—	—	689
Cash dividend	—	—	(4,238)	—	(4,238)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, September 30, 2023	11,814,883	$62,338	$206,073	$(86,761)	$181,650

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,642	$19,012
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan fees	158	(419)
Depreciation	454	586
Accretion	(1,435)	(892)
Amortization	6,816	7,201
Stock-based compensation	689	603
Provision for credit losses	476	495
Net realized losses on sales and calls of available-for-sale investment securities	296	777
Net gain on disposal of premises and equipment	(30)	—
Net change in equity securities	204	872
Increase in bank-owned life insurance, net of expenses	(763)	(736)
Net increase in accrued interest receivable and other assets	(4,760)	(6,033)
Net increase (decrease) in accrued interest payable and other liabilities	1,934	(6,860)
Provision for deferred income taxes	(244)	(662)
Net cash provided by operating activities	23,437	13,944
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	—	(301,699)
Proceeds from sales or calls of available-for-sale investment securities	12,580	235,645
Proceeds from calls of held-to-maturity investment securities	20	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	28,849	54,691
Proceeds from maturity and principal repayments of held-to-maturity investment securities	1,964	738
Net increase in loans	(19,455)	(185,474)
Purchases of premises and equipment	(4,609)	(115)
FHLB stock purchased	(967)	(574)
Proceeds from sale of premises and equipment	2,469	—
Net cash provided by (used in) investing activities	20,851	(196,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(46,131)	30,257
Net increase (decrease) in time deposits	95,324	(13,910)
Proceeds from short-term borrowings from Federal Home Loan Bank	3,346,500	2,090,326
Repayments of short-term borrowings to Federal Home Loan Bank	(3,392,500)	(2,065,326)
Proceeds of issuance of senior debt	—	30,000
Repurchase and retirement of common stock	(1)	(6,814)
Proceeds from stock issued under employee stock purchase plan	163	164
Proceeds from exercise of stock options	—	489
Cash dividend payments on common stock	(4,238)	(4,231)
Net cash (used in) provided by financing activities	(883)	60,955
Increase (decrease) in cash and cash equivalents	43,405	(121,889)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31,170	163,467
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,575	$41,578

See notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$14,180	$1,525
Income taxes	$6,700	$5,614
Operating cash flows from operating leases	$1,874	$1,653
Non-cash investing and financing activities:
Transfer of securities from available-for-sale to held-to-maturity	$—	$331,230
Transfer of unrealized loss on securities from available-for-sale to held-to-maturity	$—	$(25,328)
See notes to unaudited consolidated financial statements.

Note 1.  Basis of Presentation

The interim unaudited condensed consolidated financial statements of Central Valley Community Bancorp and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Central Valley Community Bancorp and its wholly owned subsidiary Central Valley Community Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2022 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2023, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2023 and 2022 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2.  Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2023 and December 31, 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrecognized gains and losses (in thousands):

	September 30, 2023
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,989	$—	$(1,373)	$—	$8,616
U.S. Government agencies	103	—	(11)	—	92
Obligations of states and political subdivisions	198,823	—	(32,698)	—	166,125
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	93,303	1	(7,358)	—	85,946
Private label mortgage and asset backed securities	392,514	7	(59,870)	—	332,651
Total available-for-sale	$694,732	$8	$(101,310)	$—	$593,430

	September 30, 2023
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,056	$75	$(27,959)	$164,172	$15
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,675	—	(2,379)	8,296	—
Private label mortgage and asset backed securities	54,943	—	(8,103)	46,840	12
Corporate debt securities	46,058	—	(5,343)	40,715	254
Total held-to-maturity	$303,732	$75	$(43,784)	$260,023	$281

	December 31, 2022
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,283)	$8,707
U.S. Government agencies	107	—	(9)	98
Obligations of states and political subdivisions	201,638	—	(26,653)	174,985
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	4	(7,803)	109,493
Private label mortgage and asset backed securities	411,441	14	(55,913)	355,542
Total available-for-sale	$740,468	$18	$(91,661)	$648,825

	December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	192,004	67	(23,166)	$168,905
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	—	(1,762)	8,668
Private label mortgage and asset backed securities	56,691	—	(5,931)	50,760
Corporate debt securities	45,982	—	(3,066)	42,916
Total held-to-maturity	$305,107	$67	$(33,925)	$271,249

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the periods ended September 30, 2023 and 2022 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2023	2022	2023	2022
Proceeds from sales or calls	$205	$275	$12,580	$235,645
Gross realized gains from sales or calls	—	—	—	5,123
Gross realized losses from sales or calls	(39)	(14)	(296)	(5,900)

The provision for income taxes includes a $87,000 and $230,000 income tax benefit from security sales for the nine months ended September 30, 2023 and 2022.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at September 30, 2023 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2023		December 31, 2022
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	9,991	8,618	—	—
After five years through ten years	35,063	28,981	45,918	38,383
After ten years	163,756	137,142	165,710	145,309
	208,810	174,741	211,628	183,692
Investment securities not due at a single maturity date:
U.S. Government agencies	103	92	107	98
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	93,303	85,946	117,292	109,493
Private label mortgage and asset backed securities	392,516	332,651	411,441	355,542
Total available-for-sale	$694,732	$593,430	$740,468	$648,825

	September 30, 2023		December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	5,968	5,343	132	129
After five years through ten years	75,645	66,265	51,424	46,143
After ten years	110,443	92,564	140,448	122,633
	192,056	164,172	192,004	168,905
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,675	8,296	10,430	8,668
Private label mortgage and asset backed securities	54,943	46,840	56,691	50,760
Corporate debt securities	46,058	40,715	45,982	42,916
Total held-to-maturity	$303,732	$260,023	$305,107	$271,249

At September 30, 2023 there were nine issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,616	$(1,373)	$8,616	$(1,373)
U.S. Government agencies	—	—	92	(11)	92	(11)
Obligations of states and political subdivisions	—	—	166,125	(32,698)	166,125	(32,698)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	546	(21)	85,400	(7,337)	85,946	(7,358)
Private label mortgage and asset backed securities	44	(2)	332,607	(59,868)	332,651	(59,870)
Total available-for-sale	$590	$(23)	$592,840	$(101,287)	$593,430	$(101,310)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,707	$(1,283)	$8,707	$(1,283)
U.S. Government agencies	—	—	98	(9)	98	(9)
Obligations of states and political subdivisions	90,808	(12,208)	84,177	(14,445)	174,985	(26,653)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	20,825	(1,058)	88,520	(6,745)	109,345	(7,803)
Private label mortgage and asset backed securities	126,284	(14,529)	229,152	(41,384)	355,436	(55,913)
Total available-for-sale	$237,917	$(27,795)	$410,654	$(63,866)	$648,571	$(91,661)

As of September 30, 2023, the Company had a total of 193 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 43 obligations of states and political subdivisions, 61 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 83 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at September 30, 2023 or upon adoption of ASU 2016-13 on January 1, 2023. As of both dates, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of September 30, 2023, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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
•U.S. Treasury and Government Sponsored Entities and Agencies Collateralized by Residential Mortgage Obligations: The unrealized losses on the Company’s investments in U.S. treasuries and government sponsored entities and agencies collateralized by residential mortgage obligations were caused by interest rate changes. The contractual cash flows of those investments are guaranteed or supported by an agency or sponsored entity of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost of the Company’s investment.
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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of September 30, 2023 and December 31, 2022.

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

The allowance for credit losses on HTM securities was $281,000 at September 30, 2023.

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

	September 30, 2023
Debt Securities Held-to-Maturity	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,056	$—	$—
Private label mortgage and asset backed securities	46,411	—	8,532
Corporate debt securities	—	30,163	15,895
Total debt securities held-to-maturity	$238,467	$30,163	$24,427

Note 3.  Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $4,225,000 and $4,512,000 at September 30, 2023 and December 31, 2022 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	September 30, 2023	December 31, 2022
Commercial:
Commercial and industrial	$106,061	$141,197
Agricultural production	25,190	37,007
Total commercial	131,251	178,204
Real estate:
Construction & other land loans	81,264	109,175
Commercial real estate - owner occupied	197,228	194,663
Commercial real estate - non-owner occupied	525,835	464,809
Farmland	123,467	119,648
Multi-family residential	44,794	24,586
1-4 family - close-ended	95,573	93,510
1-4 family - revolving	28,251	30,071
Total real estate	1,096,412	1,036,462
Consumer	46,204	40,252
Total gross loans	1,273,867	1,254,918
Net deferred origination fees	1,544	1,386
Loans, net of deferred origination fees	1,275,411	1,256,304
Allowance for credit losses	(15,534)	(10,848)
Total loans, net	$1,259,877	$1,245,456

At September 30, 2023 and December 31, 2022, loans originated under Small Business Administration (SBA) programs totaling $18,246,000 and $19,947,000, respectively, were included in the real estate and commercial categories, of which, $13,955,000 or 76% and $15,333,000 or 77%, respectively, are secured by government guarantees.

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

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for credit losses on an individual loan basis. There were no loans on nonaccrual or individually evaluated as of September 30, 2023 or December 31, 2022.

The following table shows the summary of activities for the allowance for credit losses for the three months ended September 30, 2023 and 2022 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, July 1, 2023	$1,477	$10,684	$2,489	$813	$15,463
Provision (credit) for credit losses (1)	161	195	(71)	(20)	265
Charge-offs	(236)	—	—	(18)	(254)
Recoveries	38	—	2	20	60
Ending balance, September 30, 2023	$1,440	$10,879	$2,420	$795	$15,534
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $186 includes a $(175) credit for held-to-maturity securities and a $96 provision for unfunded loan commitments.

	Commercial		Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, July 1, 2022	$1,973		$6,994	$769	$137	$9,873
Provision (credit) for credit losses (1)	118		418	(29)	(7)	500
Charge-offs	—	—	—	(20)	—	(20)
Recoveries	—		—	13	—	13
Ending balance, September 30, 2022	$2,091		$7,412	$733	$130	$10,366
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $495 includes a $5 provision for unfunded loan commitments.

The following table shows the summary of activities for the allowance for credit losses as of and for the nine months ended September 30, 2023 and 2022 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,814	$7,803	$607	$284	$340	$10,848
Impact of adoption of ASU 2016-13	454	1,693	1,614	489	(340)	3,910
(Credit) provision for credit losses (1)	(630)	1,383	184	30	—	967
Charge-offs	(558)	—	—	(53)	—	(611)
Recoveries	360	—	15	45	—	420
Ending balance, September 30, 2023	$1,440	$10,879	$2,420	$795	$—	$15,534
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $476 includes a $(495) credit for held-to-maturity securities and a $4 provision for unfunded loan commitments.

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	$568	$280	$9,600
(Credit) provision for credit losses (1)	(269)	671	248	(150)	500
Charge-offs	(18)	—	(120)	—	(138)
Recoveries	367	—	37	—	404
Ending balance, September 30, 2022	$2,091	$7,412	$733	$130	$10,366
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $495 includes a $5 provision for unfunded loan commitments.

During the three and nine month periods ended September 30, 2023, the provision for credit losses was primarily driven by weakening economic scenario forecasts in commercial real estate and multi-family and increases in commercial real estate and multi-family loan balances, partially offset by lower loan balances in the commercial loan segment. Management believes that the allowance for credit losses at September 30, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$16,221	$22,452	$21,652	$4,966	$1,852	$8,127	$25,568	$215	$101,053
Special mention	—	294	151	188	703	276	3,500	—	5,112
Substandard	—	—	—	192	—	87	—	—	279
Total	$16,221	$22,746	$21,803	$5,346	$2,555	$8,490	$29,068	$215	$106,444
Current period gross write-offs	$241	$—	$323	$—	$—	$—	$—	$—	$564

Agricultural production
Pass/Watch	$144	$242	$15	$—	$251	$162	$15,105	$999	$16,918
Special mention	—	—	—	—	—	—	6,940	—	6,940
Substandard	—	1,366	—	—	—	—	—	—	1,366
Total	$144	$1,608	$15	$—	$251	$162	$22,045	$999	$25,224
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$1,734	$18,366	$21,988	$10,801	$1,677	$2,795	$5,263	$—	$62,624
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	2,452	—	—	15,928	—	—	—	18,380
Total	$1,734	$20,818	$21,988	$10,801	$17,605	$2,795	$5,263	$—	$81,004
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$13,216	$23,104	$20,962	$28,148	$22,170	$82,973	$2,887	$—	$193,460
Special mention	—	—	—	—	—	1,420	247	—	1,667
Substandard	—	—	—	—	—	2,126	—	—	2,126

Total	$13,216	$23,104	$20,962	$28,148	$22,170	$86,519	$3,134	$—	$197,253
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$71,209	$114,906	$77,927	$40,903	$23,257	$181,300	$12,308	$—	$521,810
Special mention	—	600	—	—	—	434	—	—	1,034
Substandard	—	—	—	—	—	2,362	—	—	2,362
Total	$71,209	$115,506	$77,927	$40,903	$23,257	$184,096	$12,308	$—	$525,206
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$5,597	$23,972	$10,960	$29,810	$11,221	$23,816	$13,685	$1,955	$121,016
Special mention	—	—	—	2,213	—	—	—	—	2,213
Substandard	—	—	—	—	—	196	—	—	196
Total	$5,597	$23,972	$10,960	$32,023	$11,221	$24,012	$13,685	$1,955	$123,425
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,992	$1,858	$20,358	$2,381	$4,561	$12,134	$531	$—	$44,815
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$2,992	$1,858	$20,358	$2,381	$4,561	$12,134	$531	$—	$44,815
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$—	$64,585	$8,052	$2,305	$2,122	$18,624	$—	$—	$95,688
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$64,585	$8,052	$2,305	$2,122	$18,624	$—	$—	$95,688
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch		$—	$—	$—	$—	$—	$22,376	$6,103	$28,479
Special mention		—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$22,376	$6,103	$28,479
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$23,021	$9,655	$7,254	$2,450	$2,168	$2,650	$640	$4	$47,842
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	31	—	—	—	—	—	31
Total	$23,021	$9,655	$7,285	$2,450	$2,168	$2,650	$640	$4	$47,873
Current period gross write-offs	$20	$—	$—	$—	$27	$—	$—	$—	$47

Total loans outstanding (risk rating):
Pass/Watch	$134,134	$279,140	$189,168	$121,764	$69,279	$332,581	$98,363	$9,276	$1,233,705
Special mention	—	894	151	2,401	703	2,130	10,687	—	16,966
Substandard	—	3,818	31	192	15,928	4,771	—	—	24,740
Grand Total	$134,134	$283,852	$189,350	$124,357	$85,910	$339,482	$109,050	$9,276	$1,275,411
Current period total gross write-offs	$261	$—	$323	$—	$27	$—	$—	$—	$611

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings at December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$131,300	$8,707	$1,655	$—	$141,662
Agricultural production	24,926	6,713	5,399	—	37,038
Real Estate:
Construction & other land loans	93,817	—	15,024	—	108,841
Commercial real estate - owner occupied	189,344	3,283	2,169	—	194,796
Commercial real estate - non-owner occupied	458,746	3,440	2,412	—	464,598
Farmland	109,898	8,879	824	—	119,601
Multi-family residential	24,636	—	—	—	24,636
1-4 family - close-ended	93,644	—	—	—	93,644
1-4 family - revolving	30,031	—	266	—	30,297
Consumer:	41,155	2	34	—	41,191
Total	$1,197,497	$31,024	$27,783	$—	$1,256,304

The following table shows an aging analysis of the loan portfolio by class at September 30, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$37	$—	$—	$37	$106,024	$106,061	$—	$—
Agricultural production	—	—	—	—	25,190	25,190	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	81,264	81,264	—	—
Commercial real estate - owner occupied	—	—	—	—	197,228	197,228	—	—
Commercial real estate - non-owner occupied	—	—	—	—	525,835	525,835	—	—
Farmland	—	—	—	—	123,467	123,467	—	—
Multi-family residential	—	—	—	—	44,794	44,794	—	—
1-4 family - close-ended	—	—	—	—	95,573	95,573	—	—
1-4 family - revolving	—	—	—	—	28,251	28,251	—	—
Consumer	199	—	—	199	46,005	46,204	—	—
Deferred fees	—	—	—	—	$1,544	1,544	—	—
Total	$236	$—	$—	$236	$1,275,175	$1,275,411	$—	$—

The following table shows an aging analysis of the loan portfolio by class at December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$440	$—	$—	$440	$140,757	$141,197	$—	$—
Agricultural production	—	—	—	—	37,007	37,007	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	109,175	109,175	—	—
Commercial real estate - owner occupied	250	—	—	250	194,413	194,663	—	—
Commercial real estate - non-owner occupied	4,507	—	—	4,507	460,302	464,809	—	—
Farmland	—	—	—	—	119,648	119,648	—	—
Multi-family residential	—	—	—	—	24,586	24,586	—	—
1-4 family - close-ended	—	—	—	—	93,510	93,510	—	—
1-4 family - revolving	465	—	—	465	29,606	30,071	—	—
Consumer	233	—	—	233	40,019	40,252	—	—
Deferred fees	—	—	—	—	1,386	1,386	—	—
Total	$5,895	$—	$—	$5,895	$1,250,409	$1,256,304	$—	$—

As of September 30, 2023 and December 31, 2022 there were no collateral dependent loans.

There was no foregone interest on nonaccrual loans for the three and nine month periods ended September 30, 2023. Foregone interest on nonaccrual loans totaled $75,000 and $132,000 for the three and nine month periods ended September 30, 2022, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the nine month period ended September 30, 2023 or during 2022. As of December 31, 2022, the Company had a recorded investment in troubled debt restructurings (“TDR”) of $2,372,000. The Company allocated $314,000 of specific reserves for those loans at December 31, 2022. The Company committed to lend no additional amounts as of December 31, 2022 to customers with outstanding loans that were classified as troubled debt restructurings.

Note 4. Borrowing Arrangements

As of September 30, 2023 the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances as compared to $46,000,000 at December 31, 2022.

Approximately $575,783,000 in loans and $20,739,000 in securities were pledged under a blanket lien as collateral to the FHLB resulting in borrowing capacity of $340,197,000 as of September 30, 2023.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. As of September 30, 2023, and December 31, 2022 the Company had no Federal funds purchased.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2023 and December 31, 2022:

Credit Lines (In thousands)	September 30, 2023	December 31, 2022
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$340,197	$319,309
Balance outstanding	$—	$46,000
Collateral pledged	$596,523	$687,357
Fair value of collateral	$497,968	$565,869
Federal Reserve Bank Term Loan Funding Program
Credit limit	$37,245	$—
Balance outstanding	$—	$—
Collateral pledged	$54,380	$—
Fair value of collateral	$46,281	$—
Federal Reserve Bank
Credit limit	$4,242	$4,702
Balance outstanding	$—	$—
Collateral pledged	$5,073	$5,508
Fair value of collateral	$4,306	$4,893

Note 5. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(447)	(556)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,708	$69,599

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2023, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of September 30, 2023, the rate was 7.12%.  Interest expense recognized by the Company for the three months ended September 30, 2023 and 2022 was $97,000 and $65,000, respectively. Interest expense recognized by the Company for the nine months ended September 30, 2023 and 2022 was $267,000 and $112,000, respectively.

Subordinated Debentures

On November 12, 2021, the Company completed a private placement of $35,000,000 aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 3.125% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 2.10%. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended September 30, 2023 and 2022 was $310,000. Interest expense recognized by the Company for the Subordinated Debentures for the nine months ended September 30, 2023 and 2022 was $929,000.

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

Interest expense recognized by the Company for the Senior Debt for the three and nine months ended September 30, 2023 was $517,000 and $1,536,000, respectively.

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

Commitments to extend credit amounting to $271,215,000 and $288,141,000 were outstanding at September 30, 2023 and December 31, 2022, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $269,267,000 and $286,925,000 at September 30, 2023 and December 31, 2022, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $45,760,000 and $45,604,000 as of September 30, 2023 and December 31, 2022, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $1,948,000 and $1,216,000 were outstanding at September 30, 2023 and December 31, 2022, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2023 or December 31, 2022.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2023 and December 31, 2022, the allowance for credit losses of unfunded commitments was $725,000 and $110,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 7. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Appreciation in cash surrender value of bank owned life insurance	$260	$249	$763	$736
Loan placement fees	119	155	415	722
Interchange Fees	450	432	1,353	1,352
Federal Home Loan Bank dividends	134	91	349	258
Other	283	92	1,036	235
Total other non-interest income	$1,246	$1,019	$3,916	$3,303

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Regulatory assessments	$358	$224	$924	$640
Data processing expense	680	560	1,949	1,649
ATM/Debit card expenses	192	176	569	588
Internet banking	40	29	121	98
Advertising	133	138	382	416
Professional Services	842	613	2,076	1,451
Information technology	915	879	2,697	2,465
Directors’ expenses	150	91	464	184
Loan related expenses	106	156	393	349
Personnel other	51	57	373	219
Amortization of core deposit intangibles	—	139	68	419
Other	1,005	878	2,935	2,483
Total other non-interest expense	$4,472	$3,940	$12,951	$10,961

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$6,390	$6,384	$19,642	$19,012
Weighted average shares outstanding	11,742,334	11,678,532	11,723,233	11,723,790
Basic earnings per share	$0.54	$0.55	$1.67	$1.62

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2023	2022	2023	2022
Net income	$6,390	$6,384	$19,642	$19,012
Weighted average shares outstanding	11,742,334	11,678,532	11,723,233	11,723,790
Effect of diluted stock options and restricted stock	13,424	10,791	22,373	24,903
Weighted average shares of common stock and common stock equivalents	11,755,758	11,689,323	11,745,606	11,748,693
Diluted earnings per share	$0.54	$0.55	$1.67	$1.62

No options awards were anti-dilutive for the nine months ended September 30, 2022. There were no outstanding options at September 30, 2023. The two-class method for the calculation of earnings per share was applicable for the periods presented, but not materially significant.

Note 9.  Share-Based Compensation

In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 612,652 shares remain reserved for future grants as of September 30, 2023.

Share-based compensation cost recognized for the 2015 Plan plans was $170,000 and $689,000 for the three and nine months ended September 30, 2023, respectively, and $143,000 and $603,000 for the three and nine months ended September 30, 2022, respectively. The recognized tax benefit for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $0 for the three and nine months ended September 30, 2023, and $18,000 and $87,000 for the three and nine months ended September 30, 2022, respectively.

Restricted Stock and Common Stock Awards

The 2015 Plan provides for the issuance of restricted common stock to directors and officers and common stock awards based on the achievement of performance goals as determined by the Board of Directors or in accordance with executive employment agreements. Restricted common stock grants typically vest over a one to five-year period. Restricted common stock is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.

The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Common stock awards for performance vest immediately. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The following table summarizes restricted stock activity for the nine months ended September 30, 2023 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2022	46,706	$17.28
Granted	69,692	$15.86
Vested	(40,387)	$17.90
Forfeited	(878)	$15.19
Nonvested outstanding shares at September 30, 2023	75,133	$15.83

As of September 30, 2023, there were 75,133 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2023, there was $926,085 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.24 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $649,000 at September 30, 2023.

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	September 30, 2023
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,558	$27,558	$—	$—	$27,558
Interest-earning deposits in other banks	47,017	47,017	—	—	47,017
Held-to-maturity investment securities	303,451	—	260,023	—	260,023
Loans, net	1,259,877	—	—	1,172,613	1,172,613
Financial liabilities:
Time deposits	163,246	—	161,758	—	161,758
Senior debt and subordinated debentures	69,708	—	—	58,848	58,848

	December 31, 2022
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,485	$25,485	$—	$—	$25,485
Interest-earning deposits in other banks	5,685	5,685	—	—	5,685
Held-to-maturity investment securities	305,107	—	271,249	—	271,249
Loans, net	1,245,456	—	—	1,113,849	1,113,849
Financial liabilities:
Time deposits	67,923	—	67,047	—	67,047
Short-term borrowings	46,000	—	46,000	—	46,000
Subordinated debentures	69,599	—	—	62,504	62,504

The methods and assumptions used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents — The carrying amounts of cash and due from banks, interest-earning deposits in other banks, and Federal funds sold approximate fair values and are classified as Level 1.

(b) Investment securities — The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).

(c) Loans — Fair values of loans are estimated as follows: fixed and variable loans are estimated using discounted cash flow analyses, taking into consideration various factors including loan type, credit loss and prepayment expectations. The loan cash flows are discounted to present value using a combination of existing market rates and liquidity spreads as well as underlying index rates and margins on variable rate loans resulting in a Level 3 classification.

(d) Time Deposits — Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

(e) Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Subordinated Debentures and Senior Debt — The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements Using
September 30, 2023	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,616	$—	$8,616	$—
U.S. Government agencies	92	—	92	—
Obligations of states and political subdivisions	166,125	—	166,125	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	85,946	—	85,946	—
Private label mortgage and asset backed securities	332,651	—	332,651	—
Equity securities	6,354	6,354	—	—
Total assets measured at fair value on a recurring basis	$599,784	$6,354	$593,430	$—

	Fair Value Measurements Using
December 31, 2022	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,707	$—	$8,707	$—
U.S. Government agencies	98	—	98	—
Obligations of states and political subdivisions	174,985	—	174,985	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	109,493	—	109,493	—
Private label mortgage and asset backed securities	355,542	—	355,542	—
Equity securities	6,558	6,558	—	—
Total assets measured at fair value on a recurring basis	$655,383	$6,558	$648,825	$—

There were no changes in valuation techniques used during the nine months ended September 30, 2023 or the year ended December 31, 2022. There were no assets measured on a non-recurring basis at September 30, 2023 and December 31, 2022.

Note 11.  Subsequent Events

Dividend Declared

On October 18, 2023, the Board of Directors declared a $0.12 per share cash dividend payable on November 17, 2023 to shareholders of record as of November 3, 2023.

Other Events

On October 3, 2023, the Company executed a sale of property in connection with a branch relocation. The gain recognized on the sale was $371,000. On October 26, 2023, the Company sold $10 million of available-for-sale securities for a net loss of $365,000.

On October 10, 2023, the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with Community West Bancshares, a California corporation (“Community West”), pursuant to which Community West will merge with and into the Company in an all stock merger (the “Merger”), with the Company as the surviving corporation.

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

General

We are a central California-based bank holding company for a one-bank subsidiary, Central Valley Community Bank (the “Bank” or “CVCB”).  We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities along the Highway 99 corridor in the Fresno, El Dorado, Madera, Merced, Placer, Sacramento, Stanislaus, San Joaquin, and Tulare Counties of central California.

On October 10, 2023, the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with Community West Bancshares, a California corporation (“Community West”), pursuant to which Community West will merge with and into the Company in an all stock merger (the “Merger”), with the Company as the surviving corporation. Promptly following the completion of the Merger, Community West Bank, N.A. a national banking association chartered by the Office of the Comptroller of the Currency and a wholly owned subsidiary of Community West (“CWB”) will merge with and into CVCB, with CVCB as the surviving entity (the “Bank Merger”) and will continue the commercial banking operations of the combined bank following the bank merger. Effective with the Merger and the Bank Merger the Company and CVCB will be rebranded and change their names to “Community West Bancshares” and “Community West Bank”, respectively. Upon consummation of the Merger, each share of Community West common stock, no par value per share, outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 0.79 of a share of the Company’s common stock, no par value (the “per share exchange ratio”). Any fractional shares will be paid in cash equal to the product of (i) such fraction, multiplied by the closing price of the Company’s common stock reported on NASDAQ on the last trading day preceding the closing date. Based on the closing price of the Company’s common stock on October 10, 2023, the aggregate merger consideration would be approximately $99.4 million, or $11.15 per share of Community West common stock, assuming 8,851,380 shares of Community West Common Stock and 601,503 Community West stock options outstanding. The completion of the Merger is subject to certain customary conditions and the transaction is expected to close in the second quarter of 2024.

Dividend Declared

On October 18, 2023, the Board of Directors declared a $0.12 per share cash dividend payable on November 17, 2023 to shareholders of record as of November 3, 2023.

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

Financial Highlights

The significant highlights for the Company as of or for the period ended September 30, 2023 included the following:

•Net income for the third quarter of 2023 increased to $6,390,000 or $0.54 per diluted common share, compared to $6,282,000 and $0.54, respectively, in the second quarter of 2023.
•Net loans increased $14.4 million or 1.16%, and total assets increased $12.8 million or 0.53% at September 30, 2023 compared to December 31, 2022. During the quarter, net loans increased $19.7 million or 1.59%.
•Total deposits increased 2.34% to $2.15 billion at September 30, 2023 compared to December 31, 2022.
•Total cost of deposits increased to 0.90% for the quarter ended September 30, 2023 compared to 0.88% for the quarter ended June 30, 2023.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 44.54% and 50.42% for the quarters ended September 30, 2023 and December 31, 2022, respectively.
•Net interest margin increased to 3.47% for the quarter ended September 30, 2023, from 3.46% for the quarter ended June 30, 2023.
•There were no non-performing assets for the quarter ended September 30, 2023. Additionally, net loan charge-offs were $194,000 and loans delinquent more than 30 days were $236,000.
•Capital positions remain strong at September 30, 2023 with a 8.70% Tier 1 Leverage Ratio; a 12.51% Common Equity Tier 1 Ratio; a 12.81% Tier 1 Risk-Based Capital Ratio; and a 15.81% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on November 17, 2023 to shareholders of record as of November 3, 2023.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(In thousands, except share and per-share amounts)	2023	2023	2022	2023	2022
Net interest income before (credit) provision for credit losses	$20,527	$20,205	$20,164	$62,313	$57,571
Provision (credit) for credit losses	186	(343)	495	476	495
Net interest income after (credit) provision for credit losses	20,341	20,548	19,669	61,837	57,076
Total non-interest income	1,583	1,594	1,480	4,752	4,084
Total non-interest expenses	13,436	13,805	12,803	40,446	36,331
Income before provision for income taxes	8,488	8,337	8,346	26,143	24,829
Provision for income taxes	2,098	2,055	1,962	6,501	5,817
Net income	$6,390	$6,282	$6,384	$19,642	$19,012

Net income increased to $6,390,000 for the three months ended September 30, 2023 compared to $6,384,000 for the three months ended September 30, 2022.  Basic and diluted earnings per share for the quarter ended September 30, 2023 were $0.54. Basic and diluted earnings per share for the same period in 2022 were $0.55. Net income for the period was impacted by an increase in total non-interest expenses of $633,000, primarily driven by the increase in non-recurring expenses in professional services and regulatory assessment expense, and an increase in the provision for income taxes of $136,000, partially offset by an increase in net interest income before provision for credit losses of $363,000 and an increase in non-interest income of

$103,000. During the quarter ended September 30, 2023, the Company recorded a $186,000 provision for credit losses, compared to $495,000 provision during the quarter ended September 30, 2022.

Net income increased to $19,642,000 for the nine months ended September 30, 2023 compared to $19,012,000 for the nine months ended September 30, 2022.  Basic and diluted earnings per share for the nine months ended September 30, 2023 were $1.67. Basic and diluted earnings per share for the same period in 2022 were $1.62. Annualized return on average equity (“ROAE”) was 14.16% for the nine months ended September 30, 2023 compared to 12.98% for the nine months ended September 30, 2022.  Annualized return on average assets (“ROAA”) for the nine months ended September 30, 2023 and 2022 was 1.06% and 1.04%, respectively.

The increase in net income for the nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by an increase of $16,957,000 in total interest income, offset by an increase in total interest expense of $12,215,000. Additionally, the nine month period saw an increase in non-interest income of $668,000 and an increase in non-interest expense of $4,115,000. During the nine months ended September 30, 2023, the Company recorded a $476,000 provision for credit losses, compared to $495,000 provision during the nine months ended September 30, 2022. The provision for credit loses resulted from our assessment of the overall adequacy of the allowance for credit losses on loan, HTM debt securities, and unfunded commitments.

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

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$109,199	$1,481	5.42%	$6,192	$48	3.10%
Securities
Taxable securities	755,630	5,900	3.12%	819,649	4,411	2.15%
Non-taxable securities (1)	255,788	1,764	2.76%	276,125	2,311	3.35%
Total investment securities	1,011,418	7,664	3.03%	1,095,774	6,722	2.45%
Total securities and interest-earning deposits	1,120,617	9,145	3.26%	1,101,966	6,770	2.46%
Loans (2) (3)	1,266,296	17,692	5.54%	1,189,762	14,708	4.90%
Total interest-earning assets	2,386,913	$26,837	4.46%	2,291,728	$21,478	3.72%
Allowance for credit losses	(15,300)			(9,877)
Non-accrual loans	—			260
Cash and due from banks	28,680			32,144
Bank premises and equipment	11,461			7,984
Other assets	91,231			92,175
Total average assets	$2,502,985			$2,414,414
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$454,151	$169	0.15%	$584,070	$60	0.04%
Money market accounts	576,866	2,846	1.96%	443,301	142	0.13%
Time certificates of deposit	195,155	2,000	4.07%	78,563	29	0.15%
Total interest-bearing deposits	1,226,172	5,015	1.62%	1,105,934	231	0.08%
Other borrowed funds	69,691	924	5.30%	60,794	597	3.93%
Total interest-bearing liabilities	1,295,863	$5,939	1.82%	1,166,728	$828	0.28%
Non-interest bearing demand deposits	984,912			1,041,698
Other liabilities	34,231			28,905
Shareholders’ equity	187,979			177,083
Total average liabilities and shareholders’ equity	$2,502,985			$2,414,414
Interest income and rate earned on average earning assets		$26,837	4.46%		$21,478	3.72%
Interest expense and interest cost related to average interest-bearing liabilities		5,939	1.82%		828	0.28%
Net interest income and net interest margin (4)		$20,898	3.47%		$20,650	3.57%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $371 and $486 at September 30, 2023 and September 30, 2022, respectively.
(2)    Loan interest income includes loan costs of $8 and $80 at September 30, 2023 and September 30, 2022, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

CENTRAL VALLEY COMMUNITY BANCORP
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$74,780	$2,930	5.22%	$55,925	$157	0.37%
Securities:
Taxable securities	768,187	17,612	3.06%	881,860	14,586	2.21%
Non-taxable securities (1)	256,615	5,321	2.76%	269,054	6,512	3.23%
Total investment securities	1,024,802	22,933	2.98%	1,150,914	21,098	2.44%
Total securities and interest-earning deposits	1,099,582	25,863	3.14%	1,206,839	21,255	2.35%
Loans (2) (3)	1,261,509	51,851	5.50%	1,098,274	39,752	4.84%
Total interest-earning assets	2,361,091	$77,714	4.40%	2,305,113	$61,007	3.54%
Allowance for credit losses	(13,852)			(9,860)
Nonaccrual loans	—			317
Cash and due from banks	27,577			39,152
Bank premises and equipment	9,654			8,139
Other assets	90,507			95,772
Total average assets	$2,474,977			$2,438,633
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$485,329	$422	0.12%	$587,859	$130	0.03%
Money market accounts	531,226	6,105	1.54%	501,700	488	0.13%
Time certificates of deposit	163,611	4,363	3.57%	84,994	96	0.15%
Total interest-bearing deposits	1,180,166	10,890	1.23%	1,174,553	714	0.08%
Other borrowed funds	87,741	3,393	5.16%	59,646	1,354	3.03%
Total interest-bearing liabilities	1,267,907	$14,283	1.51%	1,234,199	$2,068	0.22%
Non-interest bearing demand deposits	988,620			977,164
Other liabilities	33,448			31,975
Shareholders’ equity	185,002			195,295
Total average liabilities and shareholders’ equity	$2,474,977			$2,438,633
Interest income and rate earned on average earning assets		$77,714	4.40%		$61,007	3.54%
Interest expense and interest cost related to average interest-bearing liabilities		14,283	1.51%		2,068	0.22%
Net interest income and net interest margin (4)		$63,431	3.59%		$58,939	3.42%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,118 and $1,368 at September 30, 2023 and September 30, 2022, respectively.
(2)    Loan interest income includes loan fees of $27 and $410 at September 30, 2023 and September 30, 2022, respectively.
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

Changes in Volume/Rate	For the Three Months Ended September 30, 2023 and 2022			For the Nine Months Ended September 30, 2023 and 2022
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$798	$634	$1,432	$52	$2,721	$2,773
Investment securities:
Taxable	(344)	1,834	1,490	(1,880)	4,906	3,026
Non-taxable (1)	(170)	(377)	(547)	(301)	(890)	(1,191)
Total investment securities	(514)	1,457	943	(2,181)	4,016	1,835
Loans	947	2,037	2,984	5,908	6,191	12,099
Total earning assets (1)	1,231	4,128	5,359	3,779	12,928	16,707
Interest expense:
Deposits:
Savings, NOW and MMA	29	2,783	2,812	6	5,903	5,909
Time certificate of deposits	43	1,928	1,971	88	4,179	4,267
Total interest-bearing deposits	72	4,711	4,783	94	10,082	10,176
Other borrowed funds	87	241	328	635	1,404	2,039
Total interest-bearing liabilities	159	4,952	5,111	729	11,486	12,215
Net interest income (1)	$1,072	$(824)	$248	$3,050	$1,442	$4,492
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended September 30, 2023 and September 30, 2022

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, decreased 10 basis points to 3.47% for the third quarter of 2023, from 3.57% for the third quarter of 2022. Average interest earning assets were $2,386,913,000 for the three months ended September 30, 2023 compared to $2,291,728,000 for the three months ended September 30, 2022.  The $95,185,000 increase in average earning assets was attributed to the $76,534,000 or 6.43% increase in average loans, a $103,007,000 increase in interest-earning deposits, partially offset by a $84,356,000 decrease in investment securities.  For the three months ended September 30, 2023, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 80 basis points. The effective yield on loans increased 64 basis points. Average interest bearing liabilities increased 11.07% to $1,295,863,000 for the three months ended September 30, 2023, compared to $1,166,728,000 for the same period in 2022.

Interest and fee income from loans increased $2,984,000 or 20.29% for the three months ended September 30, 2023 compared to the same period in 2022. The yield on average loans, excluding nonaccrual loans, was 5.54% for the three months ended September 30, 2023 compared to 4.90% for the same period in 2022.

Interest income from interest-earning deposits in other banks increased $1,433,000 in the three months ended September 30, 2023 to $1,481,000 compared to $48,000 for the same period in 2022.  The yield on average interest-earning deposits increased 232 basis points to 5.42% for the three month period ended September 30, 2023 compared to 3.10% for the same period in 2022. Average interest-earning deposits for the three month period ended September 30, 2023 increased $103,007,000 or 1,663.55% to $109,199,000 compared to $6,192,000 for the same period in 2022.

Interest income from total investment securities increased $942,000 in the three months ended September 30, 2023 to $7,664,000 compared to $6,722,000 for the same period in 2022.  The yield on average total investment securities increased 58 basis points to 3.03% for the three month period ended September 30, 2023 compared to 2.45% for the same period in 2022.

Average total investment securities for the three month period ended September 30, 2023 decreased $84,356,000 or 7.70% to $1,011,418,000 compared to $1,095,774,000 for the same period in 2022.

Total interest income for the three months ended September 30, 2023 increased $5,474,000 or 26.08% to $26,466,000 compared to $20,992,000 for the three months ended September 30, 2022.  The yield on interest earning assets increased 74 basis points to 4.46% on a fully tax equivalent basis for the three months ended September 30, 2023 from 3.72% for the period ended September 30, 2022. The increase was the result of yield changes, increase in interest rates, and asset mix changes. Average interest earning assets increased to $2,386,913,000 for the three months ended September 30, 2023 compared to $2,291,728,000 for the three months ended September 30, 2022.

Interest expense on deposits for the three months ended September 30, 2023 and 2022 was $5,015,000 and $231,000, respectively. The average interest rate on interest bearing deposits increased to 1.62% for the three months ended September 30, 2023 compared to 0.08% for the same period ended September 30, 2022.  Average interest-bearing deposits increased 10.87% or $120,238,000 to $1,226,172,000 for the three months ended September 30, 2023 compared to $1,105,934,000 for the same period ended September 30, 2022.

Average other borrowed funds were $69,691,000 with an effective rate of 5.30% for the three months ended September 30, 2023 compared to $60,794,000 with an effective rate of 3.93% for the three months ended September 30, 2022.  Total interest expense on other borrowed funds was $924,000 for the three months ended September 30, 2023 and $597,000 for the three months ended September 30, 2022.

The cost of interest-bearing liabilities increased 154 basis points to 1.82% for the three month period ended September 30, 2023 compared to 0.28% for the same period in 2022. The cost of total deposits increased to 0.90% compared to 0.04% for the three month periods ended September 30, 2023 and 2022, respectively.  Average non-interest bearing demand deposits decreased 5.45% to $984,912,000 for the three month period ended September 30, 2023 compared to $1,041,698,000 for the same period in 2022.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 44.54% in the three month period ended September 30, 2023 compared to 48.50% for the same period in 2022.

Net interest income before the provision for credit losses for the three months ended September 30, 2023 increased by $363,000 or 1.80% to $20,527,000 compared to $20,164,000 for the same period in 2022.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Comparison of the nine months ended September 30, 2023 and September 30, 2022

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 17 basis points to 3.59% for the nine months ended September 30, 2023, from 3.42% for the same period of 2022. Average interest earning assets were $2,361,091,000 for the nine months ended September 30, 2023 compared to $2,305,113,000 for the nine months ended September 30, 2022.  The $55,978,000 increase in average earning assets was attributed to the $163,235,000 or 14.86% increase in average loans and a $18,855,000 increase in interest-earning deposits, partially offset by the $126,112,000 decrease in average total investment securities.  For the nine months ended September 30, 2023, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 79 basis points. The effective yield on loans increased 66 basis points. Average interest bearing liabilities increased 2.73% to $1,267,907,000 for the nine months ended September 30, 2023, compared to $1,234,199,000 for the same period in 2022.

Interest and fee income from loans increased $12,099,000 or 30.44% for the nine months ended September 30, 2023 compared to the same period in 2022. The yield on average loans, excluding nonaccrual loans, was 5.50% for the nine months ended September 30, 2023 compared to 4.84% for the same period in 2022. Net interest income for the nine months ending September 30, 2023 was benefited by approximately $87,000 in nonrecurring income from prepayment penalties, compared to $562,000 recorded in the same period in 2022.  The impact to interest income from the accretion of the loan marks on acquired loans was $209,000 and $445,000 for the nine months ended September 30, 2023 and 2022, respectively. The remaining balance of accretable loan marks on acquired loans as of September 30, 2023 was $1,063,000.

Interest income from interest-earning deposits in other banks increased $2,773,000 in the nine months ended September 30, 2023 to $2,930,000 compared to $157,000 for the same period in 2022.  The yield on average interest-earning deposits increased 485 basis points to 5.22% for the nine month period ended September 30, 2023 compared to 0.37% for the same period in 2022. The increases period-to-period were impacted by the Federal Reserve Bank's rate hikes since the first quarter of 2022, in which rates have increased by 525 basis points, from 0.25% to 5.50%. These have also impacted the increase in the cost of deposits are this is primarily attributed to volume and rate increases in the money market and time deposit portfolios. Average interest-earning deposits for the nine month period ended September 30, 2023 increased $18,855,000 or 33.71% to $74,780,000 compared to $55,925,000 for the same period in 2022.

Interest income from total investment securities increased $1,835,000 in the nine months ended September 30, 2023 to $22,933,000 compared to $21,098,000 for the same period in 2022.  The yield on average total investment securities increased 54 basis points to 2.98% for the nine month period ended September 30, 2023 compared to 2.44% for the same period in 2022. Average total investment securities for the nine month period ended September 30, 2023 decreased $126,112,000 or 10.96% to $1,024,802,000 compared to $1,150,914,000 for the same period in 2022.

Total interest income for the nine months ended September 30, 2023 increased $16,957,000 or 28.43% to $76,596,000 compared to $59,639,000 for the nine months ended September 30, 2022.  The yield on interest earning assets increased 86 basis points to 4.40% on a fully tax equivalent basis for the nine months ended September 30, 2023 from 3.54% for the nine months ended September 30, 2022. The increase was the result of yield changes, increase in interest rates, and asset mix changes. Average interest earning assets increased to $2,361,091,000 for the nine months ended September 30, 2023 compared to $2,305,113,000 for the nine months ended September 30, 2022.

Interest expense on deposits for the nine months ended September 30, 2023 and 2022 was $10,890,000 and $714,000, respectively. The average interest rate on interest bearing deposits increased to 1.23% for the nine months ended September 30, 2023 compared to 0.08% for the same period ended September 30, 2022.  Average interest-bearing deposits increased 0.48% or $5,613,000 to $1,180,166,000 for the nine months ended September 30, 2023 compared to $1,174,553,000 for the same period ended September 30, 2022.

Average other borrowed funds were $87,741,000 with an effective rate of 5.16% for the nine months ended September 30, 2023 compared to $59,646,000 with an effective rate of 3.03% for the nine months ended September 30, 2022.  Total interest expense on other borrowed funds was $3,393,000 for the nine months ended September 30, 2023 and $1,354,000 for the nine months ended September 30, 2022.  Included in other borrowings are the junior subordinated deferrable interest debentures acquired from Service 1st, subordinated debt, senior debt, advances on lines of credit, advances from the Federal Home Loan Bank (“FHLB”), and overnight borrowings.

The cost of interest-bearing liabilities increased 129 basis points to 1.51% for the nine months ended September 30, 2023 compared to 0.22% for the same period in 2022. The cost of total deposits increased to 0.67% compared to 0.04% for the nine months ended September 30, 2023 and 2022, respectively.  Average non-interest bearing demand deposits increased 1.17% to $988,620,000 for the nine months ended September 30, 2023 compared to $977,164,000 for the same period in 2022.  The ratio of average non-interest bearing demand deposits to average total deposits increased to 45.58% in the nine months ended September 30, 2023 compared to 45.41% for the same period in 2022.

Net interest income before the provision for credit losses for the nine months ended September 30, 2023 increased by $4,742,000 or 8.24% to $62,313,000 compared to $57,571,000 for the same period in 2022.  The increase was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Balance, beginning of period	$15,463	$9,873	$10,848	$9,600
Impact of ASU 2016-13 adoption	—	—	3,910	—
Provision for credit losses	265	500	967	500
Losses charged to allowance	(254)	(20)	(644)	(138)
Recoveries	60	13	420	404
Balance, end of period	$15,534	$10,366	$15,501	$10,366
Allowance for credit losses to total loans at end of period	1.22%	0.85%	1.22%	0.85%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three and nine month periods ended September 30, 2023, the Company recorded a $265,000 and $967,000 provision for credit losses on loans, respectively, compared to $495,000 provision during the three and nine month periods ended September 30, 2022.

The Company had net charge-offs totaling $194,000 and $7,000 for the three months ended September 30, 2023 and 2022, respectively, and net charge-offs of $191,000 for the nine months ended September 30, 2023. The Company had net recoveries totaling $266,000 for the nine months ended September 30, 2022.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of September 30, 2023, there were $24,740,000 in classified loans of which $279,000 related to commercial and industrial loans, $1,366,000 to agricultural production, $2,126,000 to owner occupied real estate, $18,380,000 to real estate construction and other land loans, $2,362,000 to non-owner occupied real estate, $196,000 to farmland, and $31,000 to consumer. This compares to $27,783,000 in classified loans of which $1,655,000 related to commercial and industrial loans, $5,399,000 to agricultural production, $2,169,000 to owner occupied real estate, $15,024,000 to real estate construction and other land loans, $2,412,000 to non-owner occupied real estate, $824,000 to farmland, $266,000 to 1-4 family revolving, and $34,000 to consumer as of December 31, 2022.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,583,000 for the three months ended September 30, 2023 compared to $1,480,000 for the same period in 2022.  The $103,000 or 6.96% increase in non-interest income during the three months ended September 30, 2023 was primarily driven by an increase of $191,000 in other income. The increase in other income was the result of increased miscellaneous fee activity. These increases were partially offset by decreases in loan placement fees of $36,000 and a decrease in service charge income of $99,000.

Non-interest income was $4,752,000 for the nine months ended September 30, 2023 compared to $4,084,000 for the same period in 2022.  The $668,000 or 16.36% increase in non-interest income during the nine months ended September 30, 2023 was primarily driven by a positive change of $481,000 in net realized losses on sales and calls of investment securities from $777,000 at September 30, 2022 to $296,000 at September 30, 2023 and an increase of $801,000 in other income. The increase in other income was primarily the result of less loss on equity investments recognized during the periods. These increases were partially offset by decreases in loan placement fees of $307,000 and a decrease in service charge income of $426,000.

The Bank holds stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We currently hold $7,136,000 in FHLB stock.  We received dividends totaling $134,000 and $349,000 in the three and nine months ended September 30, 2023, respectively, compared to $91,000 and $258,000 for the three and nine months ended September 30, 2022, respectively.

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Appreciation in cash surrender value of bank owned life insurance	$260	$249	$11	4.4%	$763	$736	$27	3.7%
Loan placement fees	119	155	(36)	(23.2)%	415	722	(307)	(42.5)%
Interchange fees	450	432	18	4.2%	1,353	1,352	1	0.1%
Federal Home Loan Bank dividends	134	91	43	47.3%	349	258	91	35.3%
Other	283	92	191	207.6%	1,036	235	801	340.9%
Total other non-interest income	$1,246	$1,019	$227	22.3%	$3,916	$3,303	$613	18.6%

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, regulatory assessments, professional services, internet banking, and data processing are the major categories of non-interest expenses.  Non-interest expenses increased $633,000 or 4.94% to $13,436,000 for the three months ended September 30, 2023, compared to $12,803,000 for the three months ended September 30, 2022.  The net increase for the three months ended September 30, 2023 was primarily the result increases in professional services of $229,000, regulatory assessments of $134,000, information technology of $36,000, and directors’ expenses of $59,000, partially offset by a decrease of the amortization of core deposit intangibles of $139,000 and occupancy and equipment expense of $127,000.

Non-interest expenses increased $4,115,000 or 11.33% to $40,446,000 for the nine months ended September 30, 2023, compared to $36,331,000 for the nine months ended September 30, 2022.  The net increase for the nine month period was primarily the result of increases in salaries and employee benefits of $1,982,000, professional services of $625,000, directors’ expenses of $280,000, and information technology of $232,000, partially offset by a decrease of the amortization of core deposit intangible of $351,000.

Salaries and employee benefits increased $1,982,000 or 9.22% to $23,483,000 for the first nine months of 2023 compared to $21,501,000 for the nine months ended September 30, 2022.  The increase in salaries and benefits and director expenses was primarily due to credits in post-retirement costs recorded in the prior year, a result of changes in the discount rate compared to expense in the current period. Additionally, increases in salaries and benefits were a reflection of salary adjustments due to market conditions. Full time equivalent employees were 248 for the nine months ended September 30, 2023, compared to 249 for the nine months ended September 30, 2022.

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and employee benefits	$7,474	$7,500	(26)	(0.3)%	$23,483	$21,501	1,982	9.2%
Occupancy and equipment	1,490	1,363	127	9.3%	4,012	3,869	143	3.7%
Information technology	915	879	36	4.1%	2,697	2,465	232	9.4%
Professional Services	842	613	229	37.4%	2,076	1,451	625	43.1%
Data processing expense	680	560	120	21.4%	1,949	1,649	300	18.2%
Regulatory assessments	358	224	134	59.8%	924	640	284	44.4%
ATM/Debit card expenses	192	176	16	9.1%	569	588	(19)	(3.2)%
Directors’ expenses	150	91	59	64.8%	464	184	280	152.2%
Advertising	133	138	(5)	(3.6)%	382	416	(34)	(8.2)%
Loan related expenses	106	156	(50)	(32.1)%	393	349	44	12.6%
Personnel other	51	57	(6)	(10.5)%	373	219	154	70.3%
Internet banking	40	29	11	37.9%	121	98	23	23.5%
Amortization of core deposit intangibles	—	139	(139)	(100.0)%	68	419	(351)	(83.8)%
Other	1,005	878	127	14.5%	2,935	2,483	452	18.2%
Total non-interest expense	$13,436	$12,803	$633	4.9%	$40,446	$36,331	$4,115	11.3%

Provision for Income Taxes

Our effective income tax rate was 24.72% and 24.87% and for the three and nine month periods ended September 30, 2023, respectively, compared to 23.51% and 23.43% for the three and nine month periods ended September 30, 2022, respectively. The Company reported an income tax provision of $2,098,000 and $6,501,000 for the three and nine month periods ended September 30, 2023, respectively, compared to $1,962,000 and $5,817,000 for the three and nine month periods ended September 30, 2022, respectively.

The effective tax rate was affected by a decrease in the amount of tax-exempt interest recognized during the three and nine month periods ended September 30, 2023. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of September 30, 2023 and December 31, 2022, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,435,359,000 as of September 30, 2023, compared to $2,422,519,000 at December 31, 2022, an increase of 0.53% or $12,840,000.  Total gross loans were $1,275,411,000 at September 30, 2023, compared to $1,256,304,000 at December 31, 2022, an increase of $19,107,000 or 1.52%.  Total cash and cash equivalents increased 139.25% or $43,405,000 to $74,575,000 at September 30, 2023 compared to $31,170,000 at December 31, 2022. The investment portfolio decreased 3.30% or $57,255,000 to $903,235,000 at September 30, 2023 compared to $960,490,000 at December 31, 2022.  Total deposits increased 2.34% or $49,193,000 to $2,148,842,000 at September 30, 2023, compared to $2,099,649,000 at December 31, 2022.  Shareholders’ equity increased $6,990,000 or 4.00% to $181,650,000 at September 30, 2023, compared to $174,660,000 at December 31, 2022. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, partially offset by the change in unrealized loss and dividends paid. Accrued interest payable and other liabilities was $35,159,000 at September 30, 2023, compared to $32,611,000 at December 31, 2022, an increase of $2,548,000.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2023, investment securities with a fair value of $328,700,000, or 36.65% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at September 30, 2023 was 59.35% compared to 59.83% at December 31, 2022 and 53.94% at September 30, 2022.  The total investment portfolio decreased 3.30% or $57,255,000 to $903,235,000 at September 30, 2023 compared to $960,490,000 at December 31, 2022.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $101,302,000 at September 30, 2023, compared to net unrealized losses of $91,643,000 at December 31, 2022 and $80,011,000 at September 30, 2022.

See Note 2 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $19,107,000 or 1.52% to $1,275,411,000 as of September 30, 2023, compared to $1,256,304,000 as of December 31, 2022.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2023	% of Total Loans	December 31, 2022	% of Total Loans
Commercial:
Commercial and industrial	$106,061	8.3%	$141,197	11.2%
Agricultural production	25,190	2.0%	37,007	2.9%
Total commercial	131,251	10.3%	178,204	14.1%
Real estate:
Construction & other land loans	81,264	6.4%	109,175	8.7%
Commercial real estate - owner occupied	197,228	15.5%	194,663	15.5%
Commercial real estate - non-owner occupied	525,835	41.3%	464,809	37.2%
Farmland	123,467	9.7%	119,648	9.5%
Multi-family residential	44,794	3.5%	24,586	2.0%
1-4 family - close-ended	95,573	7.5%	93,510	7.4%
1-4 family - revolving	28,251	2.2%	30,071	2.4%
Total real estate	1,096,412	86.1%	1,036,462	82.7%
Consumer:	46,204	3.6%	40,252	3.2%
Total gross loans	1,273,867	100.0%	1,254,918	100.0%
Net deferred origination fees	1,544		1,386
Loan, net of deferred origination fees	1,275,411		1,256,304
Allowance for credit losses	(15,534)		(10,848)
Total loans	$1,259,877		$1,245,456

As of September 30, 2023, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 63.2% of total loans.  This level of concentration of commercial real estate is consistent with 61.4% of total loans at December 31, 2022.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

At September 30, 2023, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $63,155,000, of which $1,701,000 were commercial loans, $57,187,000 were real estate loans, and $4,267,000 were consumer loans. At December 31, 2022, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $73,456,000, of which $2,049,000 were commercial loans, $66,583,000 were real estate loans, and $4,824,000 were consumer loans.

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

At September 30, 2023 and December 31, 2022 there were no nonperforming assets.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $15,534,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	September 30, 2023	December 31, 2022
Commercial:
Commercial and industrial	$915	$1,583
Agricultural production	525	229
Total commercial	1,440	1,812
Real estate:
Construction & other land loans	2,411	1,678
Commercial real estate - owner occupied	1,799	814
Commercial real estate - non-owner occupied	5,548	4,388
Farmland	1,299	863
Multi-family residential	384	60
1-4 family - revolving	1,338	465
1-4 family - revolving	520	142
Total real estate	13,299	8,410
Consumer:	795	286
Total consumer	795	286
Unallocated reserves	—	340
Total allowance for credit losses	$15,534	$10,848

As of September 30, 2023, the balance in the allowance for credit losses (ACL) on loans was $15,534,000, or 1.22% of total gross loans, compared to $10,848,000, or 0.86% of total gross loans, as of December 31, 2022.  The increase is attributed to the impact of the adoption of ASU 2016-13 and increases in the balance of the Company’s loan portfolio.  The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $271,215,000 as of September 30, 2023, compared to $288,141,000 as of December 31, 2022.  At September 30, 2023 and December 31, 2022, the balance of the reserve for unfunded commitments was $725,000 and $110,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2023		December 31, 2022		September 30, 2022
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans greater than 30 days	236	0.02%	5,895	0.47%	207	0.02%
Nonaccrual loans	—	—%	—	—%	271	0.02%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $49,193,000 or 2.34% to $2,148,842,000 as of September 30, 2023, compared to $2,099,649,000 as of December 31, 2022.  Interest-bearing deposits increased $115,252,000 or 11.05% to $1,158,334,000 as of September 30, 2023, compared to $1,043,082,000 as of December 31, 2022.  Non-interest bearing deposits decreased $66,059,000 or 6.25% to $990,508,000 as of September 30, 2023, compared to $1,056,567,000 as of December 31, 2022.  Average non-interest bearing deposits to average total deposits was 45.58% for the nine months ended September 30, 2023 compared to 45.41% for the same period in 2022.

The composition of the deposits and year-to-date average interest rates at September 30, 2023 and December 31, 2022 is summarized in the table below.

(Dollars in thousands)	September 30, 2023	% of Total Deposits	Average Interest Rate	December 31, 2022	% of Total Deposits	Average Interest Rate
NOW accounts	$257,267	12.0%	0.13%	$324,089	15.4%	0.06%
MMA accounts	548,767	25.5%	1.54%	435,783	20.8%	0.17%
Time deposits	163,245	7.6%	3.57%	67,923	3.2%	0.14%
Savings deposits	189,055	8.8%	0.01%	215,287	10.3%	0.01%
Total interest-bearing	1,158,334	53.9%	1.23%	1,043,082	49.7%	0.10%
Non-interest bearing	990,508	46.1%		1,056,567	50.3%
Total deposits	$2,148,842	100.0%		$2,099,649	100.0%

As of September 30, 2023 there was $883,505,000 in uninsured deposits or 41.12% of total deposits, compared to $975,791,000 and 46.47% as of December 31, 2022.

Other Borrowings

As of September 30, 2023 the Company had no Federal Home Loan Bank (“FHLB”) of San Francisco advances. At December 31, 2022 the Company had $46,000,000 in FHLB advances. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $181,650,000 at September 30, 2023, compared to $174,660,000 at December 31, 2022.  The increase from December 31, 2022 in shareholders’ equity is the result of an increase in retained earnings from net income of $19,642,000, stock issued under the employee stock purchase plan of $163,000, and the effect of share-based compensation expense of $689,000, offset by common stock cash dividends of $4,238,000, an increase in accumulated other comprehensive loss of $5,534,000, and the adoption of ASU 2016-13 of $3,731,000.

During the first nine months of 2023, the Company declared and paid $4,238,000 in cash dividends ($0.36 per common share) to holders of common stock. The Company declared and paid $4,231,000 in cash dividends ($0.36 per common share) to holders of common stock during the nine months ended September 30, 2022.

The following table presents the Company’s regulatory capital ratios as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)
September 30, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$217,797	8.70%
Common Equity Tier 1 Ratio (CET 1)	$212,797	12.51%
Tier 1 Risk-Based Capital Ratio	$217,797	12.81%
Total Risk-Based Capital Ratio	$268,890	15.81%

December 31, 2022	Amount	Ratio
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%
The following table presents the Bank’s regulatory capital ratios as of September 30, 2023 and December 31, 2022.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$280,627	11.21%	$100,095	4.00%	$125,119	5.00%
Common Equity Tier 1 Ratio (CET 1)	$280,627	16.50%	$76,540	7.00%	$110,558	6.50%
Tier 1 Risk-Based Capital Ratio	$280,627	16.50%	$102,054	8.50%	$136,072	8.00%
Total Risk-Based Capital Ratio	$297,167	17.47%	$136,072	10.50%	$170,090	10.00%

December 31, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%	$122,594	5.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%	$109,079	6.50%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%	$134,251	8.00%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%	$167,814	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2023, the Company had unpledged securities totaling $574,535,000 available as a secondary source of liquidity and total cash and cash equivalents of $74,575,000.  Cash and cash equivalents at September 30, 2023 increased 139.25% compared to $31,170,000 at December 31, 2022.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2023, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $340,197,000 in unused FHLB secured advances, a $4,242,000 secured credit line at the Federal Reserve Bank, and $37,245,000 available under the Federal Reserve’s Bank Term Loan Funding Program.  We believe our liquidity sources to be stable and adequate.  At September 30, 2023, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2023 and December 31, 2022:

Credit Lines (In thousands)	September 30, 2023	December 31, 2022
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$340,197	$319,309
Balance outstanding	$—	$46,000
Collateral pledged	$596,523	$687,357
Fair value of collateral	$497,968	$565,869
Federal Reserve Bank Term Loan Funding Program
Credit limit	$37,245	$—
Balance outstanding	$—	$—
Collateral pledged	$54,380	$—
Fair value of collateral	$46,281	$—
Federal Reserve Bank
Credit limit	$4,242	$4,702
Balance outstanding	$—	$—
Collateral pledged	$5,073	$5,508
Fair value of collateral	$4,306	$4,893

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

As of September 30, 2023, deposits from our top 100 client relationships accounted for, in the aggregate, 23.08% of our total deposits. The deposits not insured by the FDIC (approximately $883.5 million of uninsured deposits, or 41.12%, of our total deposits of $2.1 billion at September 30, 2023) could present a heightened risk of withdrawal, if such depositors materially decreased the volume of those deposits and it could reduce our liquidity. We have traditionally obtained funds through deposits for use in lending and investment activities. The interest rates stated for borrowings typically exceed the interest rates paid on deposits. Deposit outflows can occur for a number of reasons, including; clients may seek investments with higher yields, clients with uninsured deposits may seek greater financial security during prolonged periods of volatile and unstable market conditions. If a significant portion of our deposits were withdrawn, we may need to rely more heavily on more expensive borrowings and other sources of funding to fund our business and meet withdrawal demands, adversely affecting our net interest margin. The occurrence of any of these events could materially and adversely affect our business, results of operations and financial condition.

Changes in economic, market and political conditions can adversely affect our operating results and financial condition.

We are subject to macroeconomic and interest rate risk due to domestic and global economic instability that has resulted in higher inflation than the United States has experienced in more than 40 years. The global economic impact from the geopolitical events in Europe that is contributing to rising energy and commodity prices, as well as the on-going supply chain disruptions have resulted in inflationary pressures and increases to prevailing interest rates. The Federal Reserve’s Open Market Committee (“FOMC”) last raised the target range for the federal funds rate from 5.00% - 5.25% to 5.25% - 5.50% on July 26, 2023, resulting in a cumulative increase of 375 basis points from July of 2022. These recent increases in prevailing interest rates and the expectation that further increases are likely will impact both our customers and many aspects of our business. Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but could also impact our ability to grow loans and deposits. Rising interest rates, higher commodity prices, and supply chain issues and an overall slowdown in economic growth could also impact the fair value of our assets and adversely impact our asset quality.

The occurrence of fraudulent activity, breaches or failures of information security controls or cybersecurity-related incidents to either our information systems or information systems provided by third party vendors could have a material adverse effect on our business, financial condition and results of operations.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and other cybersecurity-related incidents and attacks that may be committed against us, our customers or our key vendors and business partners, which in turn may result in financial losses or increased costs to us, our customers, or our key vendors and business partners, disclosure or misuse of our information or our customer information, theft or misappropriation of assets (including bank or customer funds), privacy breaches against us or our customers, litigation, regulatory enforcement action, and damage to our reputation. The U.S. government has warned financial institutions of the potential increase in the frequency and severity of malicious cyber-attacks and other activities involving critical infrastructure, specifically including the financial sector, and has encouraged the banking sector to enhance cyber-defenses, and these risks have increased in connection with the current conflict in Europe initiated by Russia against Ukraine. While the Company has taken measures to protect its own and customer funds and confidential information against cyber-attacks, as well as other malicious activities, there can be no assurance that such measures will be successful in thwarting such attacks and activities.

Risks Related to our Recently Announced Merger Agreement

Failure to consummate our announced merger with Community West, or a delay in consummating the merger, could negatively impact the market price of our common stock and could have a material adverse effect on our business, financial condition and results of operations.

On October 10, 2023, we entered into an into an agreement and plan of reorganization and merger with Community West providing for the merger of Community West with and into the Company, with the Company as the surviving entity, (the “Merger”). Immediately following the Merger CWB will merge with and into CVCB, with CVCB surviving the Merger (the “Bank Merger”). In connection with the Merger and Bank Merger, the Company and CVCB will be re-named Community West and Community West Bank, respectively, to reflect the combined companies. The transaction is expected to be completed in the second quarter of 2024 pending shareholder and regulatory approvals and the satisfaction of other customary closing conditions. We have incurred substantial expenses in connection with the negotiation and preparations for completion of the transactions contemplated by the Merger. If the Merger is not completed, we will have incurred these expenses without realizing the expected benefits of the Merger. If the Merger and Bank Merger are not consummated for any reason, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal or by reason of litigation, our business, financial condition and results of operations may also be materially adversely affected. In addition, our business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merge, without realizing any of the anticipated benefits of completing the Merger.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, our ability to combine our business with those of Community West and CWB. If we are not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. Each of the Company, Community West, CVCB and CWB have operated and, until the consummation of the Merger, will continue to operate independently. It is possible that the integration process or other factors could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of CVCB and CWB could choose to discontinue their relationships with the combined company post-merger, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on the Company, Community West, CVCB and CWB during the pre-merger period and for an undetermined time after the consummation of the Merger.

The Company, CVCB, Community West and CWB will be subject to business uncertainties and contractual restrictions while the Merge is pending that could adversely affect their respective businesses.

The parties’ efforts to complete the Merger could cause substantial disruptions in the Company’s, CVCB’s, Community West’s and CWB’s respective businesses, which could have an adverse effect on their respective financial results. Among other things, uncertainty as to whether the Merger will be completed may affect the ability of each of the parties to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the merger is pending because employees may experience uncertainty about their future roles with the combined company.

Uncertainty as to the future could adversely affect the Company’s, CVCB’s, Community West and/or CWB respective businesses, reputation and relationships with potential depositors, borrowers and vendors. For example, vendors, customers and others who deal with the Company, CVCB, Community West, or CWB could defer decisions concerning working with such company, or seek to change existing business relationships with such company. Further, a substantial amount of the attention of management and employees of each company is being directed toward the completion of the Merger and thus is being diverted from such company’s day-to-day operations because matters related to the Merger (including integration planning) require substantial commitments of time and resources.

In addition, the merger agreement restricts the Company and Community West from taking certain actions without the other party’s consent while the Merger is are pending. These restrictions may, among other matters, prevent the Company and Community West from pursuing otherwise attractive business opportunities, selling assets, changing the capital structure, entering into other transactions or making other changes to its respective business prior to consummation of the Merger or termination of the merger agreement. These restrictions could have a material adverse effect on the Company’s, CVCB’s, Community West’s and CWB’s business, financial condition and results of operations.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the merger agreement may be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on us following the Merger. The regulatory approvals may not be received at any time, may not be received in a timely fashion, or may contain conditions on the completion of the Merger that are not anticipated or cannot be met. It is a condition to closing of the Merger that no regulatory approval shall contain or shall have resulted in, or reasonably be expected to result in the imposition of, any burdensome condition on the combined company following the merger.

The merger agreement may be terminated in accordance with its terms and the merge may not be completed.

The merger agreement and Merger is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include: approval of the merger agreement by the respective shareholders of the Company and Community West, receipt of requisite regulatory approvals subject to certain limitations set forth in the merger agreement, absence of orders prohibiting completion of the mergers, effectiveness of the registration statement relating to our common stock to be issued in the merger and listing of such shares on the Nasdaq Capital Market, issuance of favorable tax opinions, the continued accuracy of the representations and warranties by the parties, the absence of a material adverse effect on the parties, and the performance by the parties of their covenants and agreements. These conditions to the closing of the Merger may not be fulfilled and, accordingly, the Merger may not be completed. Under the merger agreement, if the merger is not completed by June 30, 2024 (subject to up to a 90 day extension to obtain regulatory approval), either party to the Merger agreement may choose not to proceed with the merger, and the parties can mutually decide to terminate the merger agreement at any time, before or after shareholder approval. In addition, under the merger agreement the Company and Community West, as applicable may elect to terminate the merger agreement in certain other circumstances. If the merger agreement is terminated under these circumstances, Community West may be required to pay a termination fee of $4.0 million to us.

We expect to incur substantial expenses related to the Merger.
We expect to incur substantial expenses in connection with consummation of the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of Community West and CWB. Although we have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of our expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger. As a result of these expenses, we expect to take charges against our earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

The merger agreement with Community West provides for a fixed exchange ratio and will not adjust in the event of changes in the price of either the Company’s or Community West common stock and, therefore, the value of the merger consideration in the Merger is subject to change.

The merger agreement provides that each Community West common share will be converted into the right to receive a fixed exchange ratio of a share of our common stock upon completion of the Merger. The exchange ratio is fixed. No adjustments to the exchange ratio will be made based on changes in the price of Community West or our common stock prior to the completion of the Merger. Changes in stock prices may result from a variety of factors, including, among others, general market and economic conditions, changes in our respective businesses, operations and prospects, market assessment of the likelihood that the Merger will be completed as anticipated or at all, and regulatory considerations. Many of these factors are uncertain and beyond the parties control.

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

Central Valley Community Bancorp

Date: November 2, 2023	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer

Date: November 2, 2023	/s/ Shannon Livingston
Shannon Livingston
Executive Vice President and Chief Financial Officer