Form 10-K
period 2023-12-31
CENTRAL VALLEY COMMUNITY BANCORP
filed 2024-03-15
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒	Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $152,738,000 based on the price at which the stock was last sold on June 30, 2023.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 15, 2024
	11,831,694	shares

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2024 Annual Meeting of Shareholders to be held on May 30, 2024 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023.

Cautionary Note Regarding Forward-Looking Statements

Certain matters set forth herein (including any exhibits hereto) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including forward-looking statements relating to the Company’s current business plans and expectations regarding future operating results. Forward-looking statements may include, but are not limited to, the use of forward-looking language, such as “likely result in,” “expects,” “anticipates,” “estimates,” “forecasts,” “projects,” “intends to,” or may include other similar words or phrases, such as “believes,” “plans,” “trend,” “objective,” “continues,” “remains,” or similar expressions, or future or conditional verbs, such as “will,” “would,” “should,” “could,” “may,” “might,” “can,” or similar verbs. These forward-looking statements are subject to risks and uncertainties that could cause actual results, performance or achievements to differ materially from those projected. These risks and uncertainties, some of which are beyond our control, include, but are not limited to:

•current and future business, economic and market conditions in the United States generally or in the communities we serve, including the effects of declines in property values and overall slowdowns in economic growth should these events occur;
•inflationary pressures and changes in the interest rate environment that reduce our margins and yields, the fair value of financial instruments or our level of loan originations, or increase the level of defaults, losses and prepayments on loans we have made and make, whether held in the portfolio or in the secondary market;
•effects of and changes in trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;
•geopolitical and domestic political developments that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
•changes in the level of nonperforming assets and charge offs and other credit quality measures, and their impact on the adequacy of our allowance for credit losses and our provision for credit losses;
•factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our commercial borrowers, and the success of construction projects that we finance;
•our ability to achieve loan growth and attract deposits in our market area, the impact of the cost of deposits and our ability to retain deposits;
•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•restraints on the ability of Central Valley Community Bank to pay dividends to us, which could limit our liquidity;
•increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•risks related to the proposed merger with Community West Bancshares, including, among others, conditions to the closing of the merger may not be satisfied; the expected business expansion may be less successful as projected; the integration of each party’s management, personnel and operations may not be successfully achieved or may be materially delayed or may be more costly or difficult than expected, deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, and expenses related to the proposed merger may be greater than expected;
•natural disasters, such as earthquakes, drought, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;
•compliance with governmental and regulatory requirements, relating to banking, consumer protection, securities and tax matters; and
•our ability to the manage the foregoing.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Further information on other factors that could affect the financial results of the Company are included in Item 1A of this Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC website at http://www.sec.gov.

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

At December 31, 2023, the Bank was the only banking subsidiary of the Company.  The Bank is a multi-community bank that offers a full range of commercial banking services to small and medium size businesses, and their owners, managers and employees in the central valley area of California.  Nine contiguous counties are served in California’s central valley including Fresno County, El Dorado County, Madera County, Merced County, Placer County, Sacramento County, San Joaquin County, Stanislaus County, and Tulare County, and their surrounding areas.  The Company does not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2023, we had consolidated total assets of approximately $2,433,426,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.

The Company is regulated by the Board of Governors of the Federal Reserve (“Federal Reserve”). The Bank is regulated by the California Department of Financial Protection and Innovation (“DFPI”) and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).

As of March 1, 2024, we had a total of 259 employees and 245 full time equivalent employees, including the employees of the Bank.

Pending Merger with Community West Bancshares

On October 10, 2023, the Company, entered into an Agreement and Plan of Reorganization and Merger (the “Merger Agreement”) with Community West Bancshares, a California corporation (“Community West”), pursuant to which Community West will merge with and into the Company in an all stock merger (the “Merger”), with the Company as the surviving corporation. Promptly following the completion of the Merger, Community West Bank, N.A. a national banking association chartered by the Office of the Comptroller of the Currency and a wholly owned subsidiary of Community West (“CWB”) will merge with and into the Bank, with the Bank as the surviving entity (the “bank merger”) and will continue the commercial banking operations of the combined bank following the bank merger. Effective with the Merger and the bank merger the Company and the Bank will be rebranded and change their names to “Community West Bancshares” and “Community West Bank”, respectively.

Upon consummation of the Merger, each share of Community West common stock, no par value per share, outstanding immediately prior to the effective time of the Merger will be canceled and converted into the right to receive 0.79 of a share of the Company’s common stock, no par value. Any fractional shares will be paid in cash equal to the product of (i) such fraction, multiplied by the closing price of the Company’s common stock reported on NASDAQ on the last trading day preceding the closing date.

Based on the closing price of the Company’s common stock on December 31, 2023, the aggregate merger consideration would be approximately $161.2 million, or $17.66 per share of Community West common stock, assuming 8,875,012 shares of Community West common stock and 530,850 Community West stock options outstanding.

All regulatory approvals have been obtained and the shareholders of the Company and Community West have approved the Merger Agreement and the merger. Subject to completion of customary closing conditions, the Merger is expected to close on April 1, 2024.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates 19 full-service banking offices in Clovis, Exeter, Folsom, Fresno, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Prather, Roseville, Sacramento, Stockton, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and other customary banking services.  The Bank also offers Internet Banking that consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.15% in 2023 compared to 3.66% in 2022 based on FDIC deposit market share information published as of June 30, 2023. Our total market share in the other counties we operate in (Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% as of June 30, 2023 and 2022.

We have a diversified loan portfolio. At December 31, 2023, we had total loans of $1,290,797,000.  Total commercial and industrial loans outstanding were $105,466,000, total agricultural land and production loans outstanding were $33,556,000, total real estate loans outstanding were $1,094,327,000, and total consumer loans outstanding were $55,606,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, machinery and equipment.

In addition to acquisitions, we have experienced organic growth by expanding our branch network. Management of the Bank analyzes its branch network on an ongoing basis to determine whether to open new branches, consolidate, or potential eliminate existing branches in the future.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  We attract deposits from individual and commercial customers.  No single customer or group of related customers’ accounts for a material portion of our deposits such that the loss of any one or more would have a material adverse effect on our business. At December 31, 2023 approximately 84.8% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit, and commercial loans secured by real estate, additionally 10.7% consisted of commercial loans.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, Madera, Merced, Placer, Sacramento, San Joaquin, Stanislaus, and Tulare Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in this area of California exposes us to greater risk than other banking companies with a wider geographic base.

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

Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.15% in 2023 compared to 3.66% in 2022 based on FDIC deposit market share information published each year as of June. In Fresno and Madera Counties, in addition to our ten full-service branch locations serving the Bank’s primary service areas, as of June 30, 2023 there were 130 operating banking offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our branch location. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2023 there were 90 operating banking offices. In Tulare County, in addition to our three branches there were 48 operating banking in our primary service area. Our combined total market share in the other counties we operate in (Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% as of 2023 and 2022.  In Merced County, in addition to our one branch, as of June 30, 2023 there were 25 operating banking offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2023 there were 179 operating banking offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 76 operating banking offices in our primary service area. In Placer County, in addition to our one branch, there were 71 operating banking offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.

By virtue of their greater total capitalization, larger banks have substantially higher lending limits than we do.  Legal lending limits to an individual customer are limited to a percentage of our total capital. As of December 31, 2023, the Bank’s legal lending limits to individual customers were $43,560,000 for unsecured loans and $72,433,000 for unsecured and secured loans combined.

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

Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embrace and are dedicated to our mission and culture. Our culture is grounded in a set of core values - teamwork, respect, accountability, integrity and leadership. In order to continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, medical, dental, and vision benefits, health and welfare programs, pre-tax savings programs, 401k and 401k matching, and profit-sharing.

As of December 31, 2023, we had approximately 267 total employees, which included 251 full-time employees and 8 part-time employees. As a financial institution, approximately 58% of our employees are employed at our banking center and loan production offices, and another 42% are employed at our Headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2023, approximately 72% of our current workforce is female, 28% male, and our average tenure is 5.97 years, as compared to 6.37 years as of December 31, 2022.

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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, the FDIC, the DFPI and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The statutes, regulations, regulatory policies and rules significantly impact our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

BANK HOLDING COMPANY REGULATION

The Company, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHC Act”), and the supervision and examination by the Federal Reserve. Pursuant to the BHC Act, we are required to obtain the prior approval of the Federal Reserve before we may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, we would own or control, directly or indirectly, 5% or more of the voting shares of such bank.

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

We are also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of 5% or more of the voting shares of any company unless the company is engaged in banking activities or the Federal Reserve determines that the activity is so closely related to banking to be a proper incident to banking. The Federal Reserve’s approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices.

The BHC Act, the Federal Reserve regulations, and general corporate law also impose certain constraints on the payment of dividends and the redemption or purchase by a bank holding company of its own shares of stock.

Pursuant to Dodd-Frank, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks. As such, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to do so. The Company must stand ready to use its available resources to provide adequate capital to the subsidiary bank during periods of financial stress or adversity. The Company must also maintain the financial flexibility and capital raising capacity to obtain additional resources to assist the Bank. The Company’s failure to meet its source of strength obligations may constitute an unsafe and unsound practice, a violation of the applicable regulations, or both. The source of strength doctrine most directly affects bank holding companies where a bank holding company’s subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by its federal regulator to take “prompt corrective action.” Any capital loans by a bank holding company to a subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of such bank.

In addition, banks are subject to certain restrictions imposed by the Federal Reserve Act (the “FRA”) on extensions of credit to their affiliates, including executive officers, directors, and principal shareholders. Subject to certain exceptions, a bank subsidiary can make loans and other extensions of credit, investments and asset purchases, as well as certain other transactions involving the transfer of value to or for the benefit of an affiliate if such transactions with one affiliate do not exceed 10% of such bank subsidiary’s capital and surplus, or 20% of such bank subsidiary’s capital and surplus for all transactions with affiliates in the aggregate. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices and on terms that are not more favorable than those provided to a non-affiliate. A bank and its subsidiaries generally may not purchase a “low-quality asset,” as defined in the FRA, from an affiliate. Certain transactions between the Bank and its affiliates, including the Company, must be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with non-affiliates.

A bank holding company and its banking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions, a bank may not condition an extension of credit on a customer obtaining other services provided by it, its holding company or any of its other bank affiliates, or on a promise by the customer not to obtain other services from a competitor.

The Federal Reserve has cease and desist powers over parent bank holding companies and non-banking subsidiaries where their actions represent an unsafe or unsound practice or violation of law.
The Federal Reserve has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations. Further, we are required by the Federal Reserve to maintain certain capital levels. See “Capital Standards.”

We are also a bank holding company within the meaning of Section 1280 of the California Financial Code. As such, we and our subsidiaries are subject to examination by, and may be required to file reports with, the DFPI.

REGULATION OF THE BANK

Banks are extensively regulated under both federal and state law. The Bank, as a California state-chartered bank, is subject to supervision, regulation and periodic examination by the DFPI. The Bank is not a member of the Federal Reserve System, but it is nevertheless subject to certain Federal Reserve regulations.

The Bank’s primary federal regulator is the FDIC. The FDIC currently insures the deposits of insured depository institutions, including all non-interest bearing transaction accounts, up to the standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category. For this protection, the Bank is required to pay a semi-annual statutory assessment.

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

Loans to Directors, Executive Officers and Principal Shareholders. The authority of the Bank to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the FRA and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans the Bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans the Bank makes to directors and other insiders must satisfy the following requirements; (i) the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with the Bank; (ii) the Bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with the Bank; and (iii) the loans must not involve a greater than normal risk of non-payment or include other features not favorable to the Bank.

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

BANK SECRECY ACT / ANTI-MONEY LAUNDERING REGULATIONS

We are subject to federal laws aiming to counter money laundering and terrorist financing, as well as transactions with persons, companies and foreign governments sanctioned by the United States. These laws include, among others, the USA PATRIOT Act, the Bank Secrecy Act (“BSA”), and the Anti-Money Laundering Act (“AMLA”). Financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and identifying customers when establishing new relationships and standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. The BSA requires financial institutions to develop policies, procedures and practices to prevent and deter money laundering, and mandates that every bank have a written program approved by its board of directors that is designed to assure and monitor compliance. As part of the BSA compliance program, banks are required to adopt a customer identification program. The Bank has extensive controls in place to comply with these requirements.

In 2021, U.S. bank secrecy and anti-money laundering laws underwent a comprehensive reform and modernization, part of which was the adoption of AMLA. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions. AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. AMLA expanded duties of the Financial Crimes Enforcement Network (“FinCEN”), which issued final regulations implementing the amendments with respect to beneficial ownership requirements effective January 1, 2024. The Bank has established policies and procedures that it believes comply with these requirements.

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

PRIVACY AND DATA SECURITY

We are subject to several federal, state, and local laws and regulations relating to consumer privacy and data protection. The Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy and disclosure of non-public personal information. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. In addition, the California Financial Information Privacy Act (“CFIPA”) also requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. The CFIPA allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information. In addition, the California Consumer Privacy Act (“CCPA”), which became effective in 2020, gives consumers more control over the personal information that businesses collect about them. The CCPA includes new privacy rights including the right to know about the personal information a business collects about them and how it is used and shared; the right to delete personal information collected from them (with some exceptions); the right to opt-out of the sale of their personal information; and the right to non-discrimination for exercising their CCPA rights. The CCPA was further expanded by the California Privacy Rights Act of 2020, which became effective on January 1, 2023, and provided additional privacy rights to California residents and created a new agency tasked with implementing and enforcement of privacy laws in California. Businesses (including financial institutions) are required to give consumers certain notices explaining their privacy rights. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

CYBERSECURITY

The federal bank regulatory agencies adopted guidelines regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

The federal banking agencies recently established new notification requirements for banking organizations. They are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” rising to the level of a “notification incident,” has occurred. Among other types of computer-security incidents, a “notification incident” includes one that has materially disrupted or degraded the banking organization’s ability to carry out banking operations to a material portion of its customer base in the ordinary course of business. The Bank has adopted a customer information security program to comply with such requirements.

In addition to guidance and standards implemented by banking regulators, in July 2023, the SEC adopted final rules requiring disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident, including the nature, scope, timing, and impact, within four business days of the incident. The disclosure requirements went into effect in December of 2023.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states, including California where we conduct substantially all our banking business, have adopted laws and/ or regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many such states (including California) have also recently implemented or modified their data breach notification and data privacy requirements. We continue to monitor relevant legislative and regulatory developments in California where nearly all our customers are located and evaluate their impact on the Bank.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and to store sensitive data. We employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology based products and services by us and our customers.

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE DEVELOPMENTS

Bank regulatory agencies and the SEC have shown increased interest in environmental, social and governance matters (“ESG”) and expressed an intent to increase related regulatory oversight of companies’ efforts to address how ESG issues may affect their businesses. In 2022, multiple federal regulatory agencies formalized their intent by issuing proposed policy statements and rules, and by establishing a pilot climate scenario analysis exercise for large banks. We believe that continued focus on environmental and social issues is consistent with our community banking model. We are continually seeking ways to improve our stewardship of the environment through recycling programs, resource conservation, empowered employees, construction evaluation, and more.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” In its most recent CRA performance examination, the Bank has received an “Outstanding” rating from the FDIC.

In October 2023, the federal banking agencies have issued a final rule to modernize the CRA regulatory framework. The final rule will take effect on April 1, 2024. It adapts the CRA framework to changes in the banking industry, including expanded role of mobile and online banking, tailors performance standards, data collection and reporting requirements, and provides greater clarity and consistency in the application of CRA regulations.

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

CONSUMER FINANCIAL PROTECTION BUREAU

The CFPB is an independent federal agency with broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws. The CFPB is authorized to engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB has primary examination and enforcement authority over financial institutions with total consolidated assets of $10 billion or more. Nonetheless, the CFPB regulations and guidance apply to all financial institutions, including the Bank. The FDIC has primary responsibility for examination of the Bank and enforcement with respect to federal consumer protection laws so long as the Bank has total consolidated assets of less than $10 billion, and state authorities are responsible for monitoring our compliance with all state consumer laws. The CFPB also has the authority to require reports from financial institutions with less than $10 billion in assets, such as the Bank, to support the CFPB in implementing federal consumer protection laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.

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

We are also subject to certain state consumer protection laws, such as, for example, debt collection practices, and the prohibition of unfair, deceptive, or abusive acts or practices. State regulation of financial products and potential enforcement actions could also impact us. In California, the DFPI was given broad jurisdiction and sweeping new authorities that closely resemble those of the CFPB. The DFPI stated that it intends to exercise its powers to protect consumers from unlawful, unfair, deceptive, and abusive practices in connection with consumer financial products or services. The DFPI also as a matter of state law can now enforce the Dodd-Frank Act’s UDAAP provisions against anyone offering or providing consumer financial products in the state of California. Going forward, financial institutions in California are likely to be faced with a powerful state financial services regulatory regime with expansive enforcement authority, and it is unclear how the DFPI and its enforcement activities will affect the Bank in the future.

DEPOSIT INSURANCE

The FDIC insures the Bank’s customer deposits through the Deposit Insurance Fund (the “DIF”) up to prescribed limits for each depositor. The maximum deposit insurance amount generally is $250,000 for each account ownership category at each depository institution. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

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

The banking regulations on executive compensation may continue to evolve in the near future. We continue to assess the impact of the incentive compensation regulations on the Company, but do not anticipate any material impact to its operations at this time.

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

ADDITIONAL INFORMATION

Copies of the annual report on Form 10-K for the year ended December 31, 2023 may be obtained without charge upon written request to Shannon Livingston, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720. The Form 10-K is available on our website: www.cvcb.com.

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

General Economic, Market, Investment Risks

General economic conditions could adversely affect our business, financial condition and results of operations.

Our financial performance is highly dependent upon the business environment in the markets in which we operate and in the United States as a whole. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; terrorist attacks; disruptions in global or national supply chains; or a combination of these or other factors.

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

An economic recession or a downturn in various markets could have one or more of the following adverse effects on our business:
•a decrease in the demand for our loans and other products we offer;
•a decrease in our deposit balances due to overall reductions in the number or value of client accounts;
•a decrease in the value of collateral securing our loans;
•an increase in the level of nonperforming and classified loans;
•an increase in provisions for loan losses and loan charge-offs;
•a decrease in net interest income derived from our lending and deposit gathering activities;
•a decrease in our ability to access the capital markets; and
•an increase in our operating expenses associated with attending to the effects of certain circumstances listed above.

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation began to rise sharply at the end of 2021 and has remained at an elevated level through 2023. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition.

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

Our stock price may be negatively impacted by unrelated bank failures and negative depositor confidence in depository institutions. Further, if we were unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, which have come under greater scrutiny in light of recent bank failures, we may experience a material adverse effect on our financial condition and results of operations.

On March 9, 2023, Silvergate Bank, La Jolla, California, announced its decision to voluntarily liquidate its assets and wind down operations. On March 10, 2023, Silicon Valley Bank, Santa Clara, California, was closed by the DFPI on March 12, 2023, Signature Bank, New York, New York, was closed by the New York State Department of Financial Services and on May 1, 2023, First Republic Bank, San Francisco, California, was closed by the DFPI, and in each case the FDIC was appointed receiver for the failed institution. These banks had elevated levels of uninsured deposits, which may be less likely to remain at the bank over time and less stable as a source of funding than insured deposits. These failures led to volatility and declines in the market for bank stocks and questions about depositor confidence in depository institutions.

These events have led to a greater focus by institutions, investors and regulators on the on-balance sheet liquidity of and funding sources for financial institutions, the composition of their deposits, including the amount of uninsured deposits, the amount of accumulated other comprehensive loss, capital levels and interest rate risk management.

If we are unable to adequately manage our liquidity, deposits, capital levels and interest rate risk, we may experience a material adverse effect on our financial condition and results of operations. We must maintain sufficient funds to respond to the needs of depositors and borrowers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also receive funds from loan repayments, investment maturities and income on other interest-earning assets. While we emphasize the generation of low-cost core deposits as a source of funding, there is strong competition for such deposits in our market area. Additionally, deposit balances can decrease if customers perceive alternative investments as providing a better risk/return tradeoff. Accordingly, as a part of our liquidity management, we must use a number of funding sources in addition to deposits and repayments and maturities of loans and investments. We also rely on alternative funding sources including unsecured borrowing lines with correspondent banks, secured borrowing lines with the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco, and public time certificates of deposits. Our ability to access these sources could be impaired by deterioration in our financial condition as well as factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations for the financial services industry or serious dislocation in the general credit markets. Adverse operating results or changes in industry conditions could lead to difficulty or an inability to access these additional funding sources.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, pay our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

A lack of liquidity could also attract increased regulatory scrutiny and potential restraints imposed on us by regulators. Depending on the capitalization status and regulatory treatment of depository institutions, including whether an institution is subject to a supervisory prompt corrective action directive, certain additional regulatory restrictions and prohibitions may apply, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits.

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2023, we had a net unrealized loss of $72,450,000 on our available for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $906,287,000, or 37.2% of total assets, at December 31, 2023. The details of this portfolio are included in Note 2 to the consolidated financial statements.

Interest rate shifts may reduce net interest income and otherwise negatively impact our financial condition and results of operations.

The majority of our banking assets are monetary in nature and subject to risk from changes in interest rates. Like most banks, our earnings and cash flows depend to a great extent upon the level of our net interest income, or the difference between the interest income we earn on loans, investments and other interest-earning assets, and the interest we pay on interest-bearing liabilities, such as deposits and borrowings. Changes in interest rates can increase or decrease our net interest income, because different types of assets and liabilities may react differently, and at different times, to market interest rate changes.

When interest-bearing liabilities mature or reprice more quickly, or to a greater degree than interest-earning assets in a period, an increase in interest rates could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly, or to a greater degree than interest-bearing liabilities, falling interest rates could reduce net interest income. An increase in interest rates may, among other things, reduce the demand for loans and our ability to originate loans and decrease loan repayment rates. Conversely, a decrease in the general level of interest rates may affect us through, among other things, increased prepayments on our loan portfolio and increased competition for deposits. Accordingly, changes in the level of market interest rates affect our net yield on interest-earning assets, loan origination volume and our overall results of operations. Although our asset-liability management strategy is designed to control and mitigate exposure to the risks related to changes in market interest rates, those rates are affected by many factors outside of our control, including governmental monetary policies, inflation, deflation, recession, changes in unemployment, the money supply, international disorder and instability in domestic and foreign financial markets.

We may be impacted by the retirement of London Interbank Offered Rate (“LIBOR”) as a reference rate.

In July 2017, the United Kingdom Financial Conduct Authority announced that LIBOR may no longer be published after 2021. LIBOR is used extensively in the U.S and globally as a “benchmark” or “reference rate” for various commercial and financial contracts. In March 2022, the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) was enacted providing that LIBOR-based contracts that lack fallback language specifying practicable replacement “benchmarks” will automatically transition to the applicable reference rates recommended by the Federal Reserve. Subsequently in December 2022, the Federal Reserve issued a Final Rule establishing “benchmark” replacements based on the Secured Overnight Financing Rate (“SOFR”). The ICE Benchmark Administration (“IBA”), the authorized and regulated administrator of LIBOR, is being compelled by the Financial Conduct Authority (the “FCA”) to continue publishing some LIBOR tenors under a synthetic methodology. The FCA intends to no longer require the publication of these synthetic tenors by September 2024, but may extend the timeline if needed.

Despite the progress made through the LIBOR Act and the Federal Reserve’s Final Rule, it is impossible to predict the effect of any alternatives rates on the value of LIBOR-based securities and variable rate loans, subordinated debentures or other securities or financial arrangements. The replacement of LIBOR with one or more alternative rates may impact the availability and cost of hedging instruments and borrowings, including the rates we pay on our subordinated debentures and derivative financial instruments. When LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under contracts or financial instruments to which we are a party, we may incur significant expenses in effecting the transition. The transition to a new reference rate requires changes to contracts, risk and pricing models, valuation tools, systems, product design and hedging strategies.

Risks Relating to our Pending Merger with Community West Bancshares

Failure to complete the proposed merger with Community West could negatively impact the Company.

If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement if the merger agreement is terminated under certain circumstances.

Combining the Company and Community West may be more difficult, costly or time-consuming than expected, and the Company may fail to realize the anticipated benefits of the merger.

The success of the merger will depend, in part, on the ability to realize the anticipated cost savings from combining the businesses of the Company and Community West. To realize the anticipated benefits and cost savings from the merger, the Company and Community West must successfully integrate and combine their businesses in a manner that permits those cost savings to be realized without adversely affecting current revenues and future growth. If the Company and Community West are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the merger and the other transactions contemplated by the merger agreement, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company following the completion of the merger, which may adversely affect the value of the common stock of the combined company following the completion of the merger.

The Company and Community West have operated and, until the completion of the merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on the Company during this transition period and for an undetermined period after completion of the merger on the combined company.

Furthermore, the board of directors and executive leadership of the combined company will consist of former directors and executive officers from each of the Company and Community West. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

The future results of the combined company following the completion of the merger may suffer if the combined company does not effectively manage its expanded operations.

Following the merger, the size of the business of the combined company will increase beyond the current size of businesses of either the Company or Community West. The combined company’s future success will depend, in part, upon its ability to manage this expanded business, which may pose challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The combined company may also face increased scrutiny from governmental entities as a result of the increased size of its business. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, revenue enhancement or other benefits currently anticipated from the merger.

The combined company may be unable to retain the Company and/or Community West personnel successfully after the merger is completed.

The success of the merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company and Community West. It is possible that these employees may decide not to remain with the Company and Community West, as applicable, while the merger is pending or with the combined company after the merger is consummated. If the Company and Community West are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Community West could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Community West also may not be able to locate or retain suitable replacements for any key employees who leave either company.

The Company has incurred and is expected to incur substantial costs related to the merger and integration, and these costs may be greater than anticipated due to unexpected events.

The Company has incurred and expect to incur a number of significant non-recurring costs associated with the merger. These costs include legal, financial advisory, accounting, consulting and other advisory fees, severance/employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, and other related costs.

Some of these costs are payable by either the Company or Community West regardless of whether or not the merger is completed.

In addition, the combined company will incur integration costs following the completion of the merger as the Company and Community West integrate their businesses, including facilities and systems consolidation costs and employment-related costs. the Company may also incur additional costs to maintain employee morale and to retain key employees. There is a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. While the Company has assumed that a certain level of costs will be incurred, there are many factors beyond its control that could affect the total amount or the timing of the integration costs. Moreover, many of the costs that will be incurred are, by their nature, difficult to estimate accurately. These integration costs may result in the combined company taking charges against earnings following the completion of the merger, and the amount and timing of such charges are uncertain at present. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset these transaction and integration costs over time.

Our assumptions regarding the fair value of assets acquired could be inaccurate, which could materially and adversely affect our business, financial condition, results of operations, and future prospects.

Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. If our assumptions are incorrect, significant earnings volatility can occur and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a material adverse impact on our business, financial condition, results of operations and prospects.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to close. These conditions include the continued accuracy of representations and warranties by both parties and the performance by both parties of covenants and agreements, and the absence of a material adverse effect on the Company or Community West since the date of the merger agreement. There can be no assurance that the conditions to closing the merger will be fulfilled or that the merger will be completed.

Impairment of goodwill resulting from the merger may adversely affect our results of operations.

Goodwill and other intangible assets are expected to increase as a result of the merger. Based on the Company’s preliminary purchase price allocation as of December 31, 2023, goodwill of approximately $64.7 million and core deposits intangibles of $12.7 million are currently expected to be recorded by the Company as a result of the merger. The actual amount of goodwill and core deposits intangibles recorded may be materially different and will depend on a number of factors, including changes in the net assets acquired and changes in the fair values of the net assets acquired. Potential impairment of goodwill and amortization of other intangible assets could adversely affect our financial condition and results of operations. The Company assesses its goodwill, other intangible assets and long-lived assets for impairment annually and more frequently when required by generally accepted accounting principles. The Company is required to record an impairment charge if circumstances indicate that the asset carrying values exceed their fair values. The Company’s assessment of goodwill, other intangible assets, or long-lived assets could indicate that an impairment of the carrying value of such assets may have occurred or may occur in a future accounting period that could result in a material, non-cash write-down of such assets, which could have a material adverse effect on our results of operations and future earnings.

Risks Related to our Lending Activities

Agribusiness lending presents unique credit risks.

As of December 31, 2023, approximately $33.6 million, or 2.6% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and materially and adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2023, $1.09 billion, or 84.8% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Such declines and losses would have a material adverse impact on our business, financial condition and results of operations.

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

Many of our loans are to commercial borrowers, which may have a higher degree of risk than other types of borrowers.

At December 31, 2023, commercial loans totaled $105.5 million or 8.2% of our loan portfolio (including SBA loans, PPP loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

Credit Risks

We may not be able to measure and limit our credit risk adequately, which could lead to unexpected losses.

The primary component of our business involves making loans to our clients. The business of lending is inherently risky, including risks that the principal or interest on any loan will not be repaid in a timely manner or at all or that the value of any collateral supporting the loan will be insufficient to cover losses in the event of a default. These risks may be affected by the strength of the borrower’s business and industry, and local, regional and national market and economic conditions. Many of our loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Our risk management practices, such as managing the concentration of our loans within specific industries, loan types and geographic areas, and our credit approval practices may not adequately reduce credit risk. Further, our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively measure and manage the credit risk associated with our loan portfolio could lead to unexpected losses and have an adverse effect on our business, financial condition and results of operations.

Our allowance for credit losses on loans may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.14%, at December 31, 2023. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. The Company had a credit for credit losses on loans of $85,000 for the year ended December 31, 2023. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for credit losses on loans accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified.

Although management believes that the allowance for credit losses on loans is adequate to absorb losses on any existing loans that may become uncollectible, we may be required to take additional provisions for credit losses on loans in the future to further supplement the allowance for credit losses on loans, either due to management’s decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our allowance for credit losses on loans and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. If our allowance for credit losses on loans is inaccurate, for any of the reasons discussed above (or other reasons), and is inadequate to cover the loan losses that we actually experience, the resulting losses could have a material adverse effect on our business, financial condition and results of operations.

Non-performing assets adversely affect our results of operations and financial condition and take significant management time to resolve.

At December 31, 2023, our non-performing loans and leases were 0.00% of total loans and leases compared to 0.00% at December 31, 2022, and 0.09% at December 31, 2021, and our non-performing assets (which include foreclosed real estate) were 0.00% of total assets compared to 0.00% at December 31, 2022.  The allowance for credit losses as a percentage of non-performing loans and leases was 15,534.00% as of December 31, 2023 compared to 10,848.00% at December 31, 2022.  Non-performing assets adversely affect our net income in various ways. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not have a material adverse effect on our business, financial condition and results of operations.

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

Securities Portfolio Risks

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2023, the carrying value of our securities portfolio was approximately $906,287,000. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, we may recognize realized and/or unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Key Personnel Risks

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

Capital Risks

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

Strategic Risks

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

There are risks related to acquisitions.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. We may not be successful in identifying or completing any future acquisitions. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization.

If we complete any future acquisitions, we may not be able to successfully integrate the operations, management, products and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential events, facts and circumstances that could result in loss and our investigation or mitigation efforts may be insufficient to protect against any such loss.

Issuing additional shares of our common stock to acquire other banks and bank holding companies may result in dilution for existing shareholders and may adversely affect the market price of our stock.

In connection with our growth strategy, we have issued, and may issue in the future, shares of our common stock to acquire additional banks or bank holding companies that may complement our organizational structure. Resales of substantial amounts of common stock in the public market and the potential of such sales could adversely affect the prevailing market price of our common stock and impair our ability to raise additional capital through the sale of equity securities. We sometimes must pay an acquisition premium above the fair market value of acquired assets for the acquisition of banks or bank holding companies. Paying this acquisition premium, in addition to the dilutive effect of issuing additional shares, may also adversely affect the prevailing market price of our common stock.

If the goodwill that we recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on our financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase. We review goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value of the asset might be impaired. We determine impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Estimates of fair value are determined based on a complex model using cash flows, the fair value of our Company as determined by our stock price, and company comparisons. If management’s estimates of future cash flows are inaccurate, fair value determined could be inaccurate and impairment may not be recognized in a timely manner. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in our results of operations in the periods in which they become known. There can be no assurance that our future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on our financial condition and results of operations.

Our decisions regarding the fair value of assets acquired could be different than initially estimated, which could materially and adversely affect our business, financial condition and results of operations.

In business combinations, we acquire significant portfolios of loans that are marked to their estimated fair value. There is no assurance that the acquired loans will not suffer deterioration in value. The fluctuations in national, regional and local economic conditions, including those related to local residential, commercial real estate and construction markets, may increase the level of charge offs in the loan portfolio that we acquire and correspondingly reduce our net income. These fluctuations are not predictable, cannot be controlled and may have a material adverse effect on our business, financial condition, and results of operations.

We must effectively manage our branch growth strategy.

We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper system and controls, and recruiting, training and retaining qualified professionals. We also may experience a lag in profitability associated with new branch openings. As part of our general growth strategy we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which could have a material adverse effect on our business, financial condition and results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

Competition Risks

Competition in originating loans and attracting deposits may adversely affect our profitability.

We operate in a highly competitive banking market and face substantial competition in originating loans. This competition currently comes principally from other banks, savings institutions, mortgage banking companies, credit unions and other lenders. Many of our competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce our net income by decreasing the number and size of loans that we originate and the interest rates we may charge on these loans.

In attracting deposits, we face substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of our competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more branch locations. These competitors may offer higher interest rates than we do, which could decrease the deposits that we attract or require us to increase our rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect our ability to generate the funds necessary for lending operations, which may increase our cost of funds or negatively impact our liquidity.

We also compete with non-bank providers of financial services, such as brokerage firms, consumer finance companies, insurance companies and governmental organizations, which may offer more favorable terms. Some of our non-bank competitors are not subject to the same extensive regulations that govern our operations. As a result, such non-bank competitors may have advantages over us in providing certain products and services. This competition may reduce or limit our margins on banking services, reduce our market share and adversely affect our earnings and financial condition.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Our inability to compete successfully in the markets in which we operate could have an adverse effect on our business, financial condition or results of operations.

We have a continuing need for technological change, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services, including developments in telecommunications, data processing, automation, internet-based banking, debit cards and so-called “smart cards” and remote deposit capture. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We offer electronic banking services for consumer and business customers via our website, www.hanoverbank.com, including Internet banking and electronic bill payment, as well as mobile banking. We also offer debit cards, ATM cards, and automatic and ACH transfers. We may experience operational challenges as we implement these new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to develop on a cost-effective basis the systems that will enable us to keep pace with such developments. As a result, competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose clients seeking new technology-driven products and services to the extent we are unable to provide such products and services. Accordingly, the ability to keep pace with technological change is important and the failure to do so could adversely affect our business, financial condition and results of operations.

Technology Risks

A failure in or breach of the Bank’s operational or security systems, or those of the Bank’s third-party service providers, including as a result of cyber attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses.

In the normal course of its business, the Bank collects, processes and retains sensitive and confidential customer and consumer information. Despite the security measures we have in place, our facilities may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events.

Information security risks for financial institutions such as the Bank have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also have a negative impact in the number of cyber security threats the Bank may face. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although the Bank employs detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

Additionally, the Bank faces the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including third-party service providers, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, the Bank’s operational systems.

Any failures, interruptions or security breaches in our information systems could damage our reputation, result in a loss of customer business, result in a violation of privacy or other laws, or expose us to civil litigation, regulatory fines or losses not covered by insurance.

See Item 1C - Cybersecurity for additional information regarding our efforts to detect, identify, assess, manage, and respond to material risks from cybersecurity threats.

Reputation and Operations Risks

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially and adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including: adverse sentiment about financial institutions generally; unethical practices, failures of technological systems or breaches of security measures, including, but not limited to, those resulting from computer viruses or cyber-attacks; theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties; failure to deliver minimum standards of service or quality; compliance deficiencies; and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, the Bank, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on our business, financial condition and results of operation.

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

Pandemics, natural disasters, global climate change, acts of terrorism and global conflicts may have a negative impact on our business and operations.

Pandemics, natural disasters, global climate change, acts of terrorism, global conflicts or other similar events have in the past, and may in the future have, a negative impact on our business and operations. These events impact us negatively to the extent that they result in reduced capital markets activity, lower asset price levels, or disruptions in general economic activity in the United States or abroad, or in financial market settlement functions. In addition, these or similar events may impact economic growth negatively, which could have an adverse effect on our business and operations and may have other adverse effects on us in ways that we are unable to predict.

Our business operations could be disrupted if significant portions of our workforce were unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic. Further, work-from-home and other modified business practices may introduce additional operational risks, including cybersecurity and execution risks, which may result in inefficiencies or delays, and may affect our ability to, or the manner in which we, conduct our business activities. Disruptions to our clients could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans.

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Finance and Accounting Risks

Accounting estimates and risk management processes rely on analytical models that may prove inaccurate resulting in a material adverse effect on our business, financial condition and results of operations.

The processes we use to estimate probable incurred loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models using those assumptions may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for determining our probable loan losses are inadequate, the allowance for credit losses on loans may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical models could result in losses that could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the SEC, may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Section 302, Section 404, and Section 906 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, the DFPI or other regulatory authorities, which could require additional financial and management resources. These events could have a material adverse effect on our business and stock price.

We have significant deferred tax assets and cannot assure that it will be fully realized.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax assets will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2023, we had a net deferred tax asset of $38.5 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

Legislative and Regulatory Risks

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

Our dividend policy may change without notice, and our future ability to pay dividends or repurchase or redeem shares is subject to restrictions.

Since 2000, our board of directors have declared quarterly cash dividends on our common stock. However, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program. For more information on the statutory and regulatory limitations relating to dividends and stock repurchases see “Description of Business-Supervision and Regulation-Payment of Dividends and Stock Repurchases.”

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

The holders of our debt obligations if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends. In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2023, we had $65.0 million principal amount of senior debt and subordinated notes outstanding through 2032. In addition, as of December 31, 2023, we had $5.15 million of trust preferred securities outstanding due 2036. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt and trust preferred securities subordinate debentures had received any payment or distribution due to them. In addition, we are required to pay interest on the senior debt, subordinated notes, and trust preferred securities and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

Provisions in our charter documents and California law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Provisions of our charter documents and the California General Corporation Law, or the CGCL, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DFPI has approved such acquisition of control. A person would be deemed to have acquired control of if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of the Bank or (ii) to direct or cause the direction of the management and policies of the Bank. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control the Bank. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B -    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C -    CYBERSECURITY

We recognize the crucial importance of identifying, assessing, and managing material risks from cybersecurity threats. We are committed to implementing and maintaining a comprehensive information security program to manage such risks and safeguard our systems and data, including the data of our customers.

Information Security Risk Management and Strategy

We manage our cybersecurity risk in accordance with our Information Security Program, which is applicable to all users of our information technology assets, information assets, and facilities, including our directors, officers, employees, temporary workers, business partners, contractors, vendors, service providers, and individuals affiliated with third parties. The Information Security Program includes a dedicated Cybersecurity Incident Response Plan (the “CIRP”), which sets forth the rules and requirements for detecting, investigating, containing, eradicating, and resolving information security incidents, and addresses the response portion of security monitoring. The Information Security Program also includes: (i) a collection of Security Incident Forms, which delineate the processes for reporting, classifying, investigating, documenting, and communicating information security incidents and (ii) Security Guidelines and Baseline Protections, that establish the rules and requirements for enabling, logging, alerting, and monitoring real time security alerts and security logs (automated or manual) in connection with security incidents.

Potential information security incidents are identified in a number of ways, including, but not limited to: users reporting security violations, system weaknesses, violations of our Acceptable Use Policy which addresses the boundaries of acceptable use of our information technology assets, automated system alerts, and monitoring of both system generated and manually generated logs. Our Information Security Program mandates that any potential information security incident be reported to a member’s direct supervisor, IT Management, and / or the Information Security Officer, to initiate the internal communication and investigation stage, during which such events undergo initial investigation for validation, including related to the scope and depth of such incident and to ensure that it has not resulted from a false positive. Internal communications regarding the potential incident are led by the Information Security Officer and the Incident Response Team (“IRT”) in accordance with the CIRP.

Following this initial stage, we gather and update impact information and related documentation for such incidents. We use an incident classification matrix to determine the initial classification of a potential information security incident, which considers users, customers, and systems affected, the sensitivity of data at risk, and the potential business impacts to the Company including financial, legal, regulatory, operational, and reputation. The resulting classification of severity level “One,” “Two,” or “Three” identifies next steps for escalation and communication following the initial investigation of the potential incident. Upon escalation of an incident, per our Information Security Program, the IRT and ISO review and validate the initial determination of the priority of the incident prior to entering into subsequent investigative and response stages. Upon validation, the IRT and ISO will engage the Company’s technology service provider to respond to the incident and notifications or communications are made to either additional personnel or any external entities. Depending on the specific details of any such incident, we may notify additional members of our management team, our board of directors, the Audit Committee, state and federal regulators, technology service providers, and/or the SEC. The timing of such communications varies based on the details of a particular incident and applicable regulations governing such disclosure. Following this classification and communication stage, we enter the recovery stage to determine containment and a response to the incident, the Company’s technology service provider assigns technical staff to address such incident, implement containment, eradicate the incident source, and recover from such incident. Following any such incident and as determined by the Security Incident Forms, we engage in predefined follow-up activities to communicate with law enforcement and notify impacted third parties and customers, as appropriate, in addition to further investigating the cause of the incident, documenting takeaways, and engaging in remediation.

Our Information Security Officer (“ISO”) coordinates with other members of our Incident Response Team identified in our Information Security Program to document, validate, respond, and manage actual or potential security incidents according to their threat classifications as described above, and report to our board of directors and/or the Audit Committee on an ad hoc basis. The ISO also provides annual reports on the status of our Information Security Program and its compliance with regulatory requirements to our board of directors in connection with our board's general risk management oversight role, as described in further detail below. The ISO is responsible for overseeing day-to-day operations of the Information Security Program, coordinating or contributing to reviews, audits, risk assessments, and other risk management material, development of departmental policies and procedures for board approval, and periodic updates to our Information Technology Steering Committee and/or the Board of Directors Technology Committee. The ISO reports to the Senior Risk Officer.

The ISO has over 15 years of industry experience including management of cybersecurity, enterprise telecommunications infrastructure, and vendor relationships as well as possessing both undergraduate and graduate level degrees, including a Bachelor of Science Information Security and Assurance and Master of Science Information Security and Assurance. Additionally, the ISO was previously certified in 18 industry niches to foster in-depth understanding of technology and its associated risks, including certification as a Certified Ethical Hacker, Certified Computer Hacking Forensics Investigator, Database Design, Web Design, CCNA Routing, Switching, and Security, and is currently enrolled in the International Information System Security Certification Consortium’s official Certified Information Systems Security Professional curriculum. Furthermore, the ISO must effectively collaborate with business leaders, executives, and stakeholders. To bolster the collaboration, communication, and business skills necessary to effectively analyze risk holistically, the ISO has undertaken additional graduate level curriculum, including a Master of Business Administration degree program, while maintaining active membership in the National Society of Leadership and Success Honors Society.

With the approval of Audit Committee, we also engage third party assessors, consultants, and auditors in connection with the Company’s Information Security Program and in accordance with our Audit Program, including to conduct external and internal penetration testing, independent audits, and risk assessments. The ISO performs information security assessments for third party service providers that store or process our confidential data. These information security assessments, include a review of any service organization controls (“SOC”) reports, and proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes, and third party data protection controls (which can include, but are not limited to: access reviews and controls, backups, monitoring, encryption standards, and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor. In addition, we use a combination of technology, policies, procedures, training, and monitoring to promote security awareness and prevent security incidents.

Cybersecurity Risk Oversight

Our executive management team is responsible for the development of our policies and procedures and for managing any exception to the same. In particular, our ISO, nonmember of the executive management team, oversees information security compliance, as described above. The board of directors of the Company has ultimate oversight of cybersecurity-related risk and activities, including the review and approval of our policies and procedures related to cybersecurity. The Information Security Program is approved on an annual basis. Cybersecurity risk management is also incorporated into our overall enterprise risk management model, which is updated on a annual basis and subject to oversight by our board of directors.

In the ordinary course of business, our board of directors receives annual updates from the ISO regarding the Information Security Program and compliance with relevant regulations, as described above. Our Information Technology Steering Committee consists of members of the Executive Management Team and department heads with relevant technology experience, and meets on a bimonthly cadence with minutes, reports, and presentations flowing up to the Board of Directors Technology Committee which also meets on a bimonthly cadence. If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors via the Directors Technology subcommittee and/or Audit Committee sooner than its next bimonthly update.

Relevant Regulations

As a regulated financial institution, the Bank is also subject to financial privacy laws, and our cybersecurity practices are subject to oversight by the federal banking agencies. In addition, the SEC recently enacted rules, effective as of December 18, 2023, requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.

ITEM 2 -DESCRIPTION OF PROPERTY

The Company owns the property on which full-service branch offices are situated at the following California locations: the Clovis Office, the Prather Office, the Kerman office, and the Exeter office.

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

Properties owned by the Bank are held without loans or encumbrances. All of the property leased is leased directly from independent parties. Management considers the terms and conditions of each of the existing leases to be in the aggregate favorable to the Company. See Note 8 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report.

ITEM 3 - LEGAL PROCEEDINGS

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

ITEM 4 -MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 -MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CVCY. As of February 29, 2024, we had approximately 891 shareholders of record.

We paid common share cash dividends of $0.48 and $0.48 per share in 2023 and 2022, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 12 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

As of December 31, 2023, we had $65.0 million principal amount of senior debt and subordinated notes outstanding through 2032. If we fail to make interest payments required by the terms of the subordinated debt, we would be prohibited from paying dividends on any shares of common stock. In addition, as of December 31, 2023, we had $5.15 million of trust preferred securities outstanding due 2036. Under the terms of the trust preferred securities, we may defer interest payments for up to five years. But, if the Company should ever defer such interest payments, we would be prohibited from declaring or paying any cash dividends on any shares of our common stock.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to Company see “Item 1 - Business - Supervision and Regulation - Dividends.”

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the year ended December 31, 2023 follows.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization
01/1/2023 - 05/31/2023	—	$—	—	—
06/01/2023 - 06/30/2023	39	16.17	—	—
07/01/2023 - 12/31/2023	—	—	—	—
Total	39	$16.17	—
(1) All shares reported in this column were surrendered by employees to satisfy tax withholding obligations upon the vesting of restricted stock grants in the second quarter of 2023, and were not repurchased as part of any publicly announced stock repurchase plan or program.

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

During 2023, we focused on asset quality, liquidity, and capital adequacy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.

As of December 31, 2023, the Bank operated 19 full-service offices. Additionally, the Bank maintains a Commercial Real Estate Division, an Agribusiness Center, and a SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services.

OVERVIEW

Financial Highlights

The significant highlights for the Company as of or for the period ended December 31, 2023 included the following:

•Net income for 2023 was $25,536,000 compared to $26,645,000 and $28,401,000 for the years ended December 31, 2022 and 2021, respectively.
•Diluted earnings per share (EPS) for the year ended December 31, 2023 was $2.17, compared to $2.27 and $2.31 for the years ended December 31, 2022 and 2021, respectively.
•Total assets at December 31, 2023 were $2,433,426,000 compared to $2,422,519,000 at December 31, 2022.
•Net loans increased $30.7 million or 2.46%, and total assets increased $10.9 million or 0.45% at December 31, 2023 compared to December 31, 2022. During the fourth quarter, net loans increased $16.3 million or 1.29%.
•Total deposits decreased 2.76% to $2.04 billion at December 31, 2023 compared to December 31, 2022.
•Total equity was $207,064,000 at December 31, 2023 compared to $174,660,000 at December 31, 2022.
•Total cost of deposits increased to 0.72% for the year ended December 31, 2023 compared to 0.06% for the year ended December 31, 2022.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 46.61% and 50.42% for the quarters ended December 31, 2023 and December 31, 2022, respectively.
•Net interest margin increased to 3.58% for the year ended December 31, 2023, from 3.52% for the year ended December 31, 2022.
•Return on average equity (“ROE”) for 2023 was 13.81% compared to 14.25% and 11.5% for 2022 and 2021, respectively.
•Return on average assets (“ROA”) for 2023 was 1.04% compared to 1.09% and 1.25% for 2022 and 2021, respectively.
•There were no non-performing assets for the year ended December 31, 2023. Additionally, net loan charge-offs were $20,000 and loans delinquent more than 30 days were $769,000, compared to net loan recoveries of $248,000 and loans delinquent more than 30 days of $5,895,000 for the year ended December 31, 2022.
•Capital positions remain strong at December 31, 2023 with a 9.18% Tier 1 Leverage Ratio; a 12.78% Common Equity Tier 1 Ratio; a 13.07% Tier 1 Risk-Based Capital Ratio; and a 16.08% Total Risk-Based Capital Ratio.

Dividend Declared

The Company declared a $0.12 per common share cash dividend, payable on February 19, 2024 to shareholders of record on February 2, 2024.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets;
•Development of revenue streams, including net interest income and non-interest income;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 13.81% for the year ended 2023 compared to 14.25% and 11.5% for the years ended 2022 and 2021, respectively.

Our net income for the year ended December 31, 2023 decreased $1,109,000 compared to 2022 and decreased $1,756,000 in 2022 compared to 2021.  Contributing to the decrease during 2023, compared to 2022, was an increase in salary and employee benefits and non-interest expenses primarily attributed to increases in professional services. During 2022, net income compared to 2021 was primarily impacted by a provision for credit losses of $995,000 in 2022, compared to a credit to credit losses of $4,435,000 in 2021.

Net interest income increased primarily due to loan and fee income and increases in interest income on investments, partially offset by an increase in interest expense. For 2023, our net interest margin (NIM) increased 6 basis points to 3.58% compared to 2022 as a result of yield and asset mix changes. Net interest income was positively impacted by the accretion of the loan marks on acquired loans in the amount of $325,000 and $521,000 for the year ended December 31, 2023 and 2022, respectively. In addition, net interest income before the provision for credit losses for the year ended December 31, 2023 benefited by approximately $165,000 in nonrecurring income from prepayment penalties and payoff of loans, as compared to $649,000 for the year ended December 31, 2022. Excluding these reversals and benefits, net interest income for the year ended December 31, 2023 increased by $3,543,000 compared to the year ended December 31, 2022.

Non-interest income increased 38.90% in 2023 compared to 2022 primarily due to a $823,000 decrease in net realized losses on sales and calls of investment securities and an increase of $1,468,000 in other income, offset by a decrease in loan placement fees of $315,000 and a decrease in service charge income of $511,000. The increase in other income is primarily attributed to changes in fair value of other equity investments and increase in certain merchant fee activity.

Non-interest expenses increased $6,816,000 or 14.06% to $55,300,000 in 2023 compared to $48,484,000 in 2022. The net increase year over year resulted from increased salaries and employee benefits of $2,450,000 and $1,906,000 in professional services. The increase in salaries and benefits, including director expenses, was primarily due to credits of $550,000 in post-retirement costs recorded in the prior year, a result of changes in the discount rate, compared to expense of $910,000 recorded in the current year. Additionally, increases in salaries and benefits were a reflection of salary adjustments due to market conditions. The increase in professional services was due to non-recurring legal and professional fees, including $1,191,000 related to the announced merger.

The Company recorded an income tax provision of $8,304,000 for the year ended December 31, 2023, compared to $8,496,000 for the year ended December 31, 2022, and $9,616,000 for the year ended December 31, 2021. Basic EPS was $2.17 for 2023 compared to $2.27 and $2.32 for 2022 and 2021, respectively.  Diluted EPS was $2.17 for 2023 compared to $2.27 and $2.31 for 2022 and 2021, respectively.

Return on Average Assets and Net Interest Margin

Our ROA is a ratio that measures our performance as a comparable figure with other banks and bank holding companies.  Our ROA for the year ended 2023 was 1.04% compared to 1.09% and 1.25% for the years ended December 31, 2022 and 2021, respectively.  The 2023 decrease in ROA is primarily due to the decrease in net income coupled with the increase in average assets.  Annualized ROA for our peer group was 1.04% at December 31, 2023.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Our net interest margin (fully tax equivalent basis) was 3.58% for the year ended December 31, 2023, compared to 3.52% and 3.54% for the years ended December 31, 2022 and 2021, respectively.  The increase in 2023 net interest margin compared to 2022, resulted from the increase in the yield on the Company’s loan portfolio, and an increase in the balance of average interest earning assets.  The effective tax equivalent yield on total earning assets increased 77 basis points. This increase was impacted however as the cost of total interest-bearing liabilities increased 131 basis points to 1.59% for the year ended December 31, 2023. Our cost of total deposits in 2023 and 2022 was 0.72% and 0.06%, respectively, compared to 0.05% for the same period in 2021. Our net interest income before provision for credit losses increased $2,863,000 or 3.60% to $82,429,000 for the year ended 2023 compared to $79,566,000 and $72,554,000 for the years ended 2022 and 2021, respectively.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company. There were no nonperforming assets or nonperforming loans at December 31, 2023 or December 31, 2022.

The Company had no other real estate owned at December 31, 2023, or December 31, 2022. No foreclosed assets were recorded at December 31, 2023 or December 31, 2022. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The allowance for credit losses as a percentage of outstanding loan balance was 1.14% as of December 31, 2023 and 0.86% as of December 31, 2022. The ratio of net charge-offs/(recoveries) to average loans was 0.002% as of December 31, 2023 and (0.02)% as of December 31, 2022.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Total assets increased 0.45% during 2023 to $2,433,426,000 as of December 31, 2023 from $2,422,519,000 as of December 31, 2022.  Total gross loans increased 2.75% to $1,290,797,000 as of December 31, 2023, compared to $1,256,304,000 at December 31, 2022.  Total investment securities decreased 5.64% to $906,287,000 as of December 31, 2023 compared to $960,490,000 as of December 31, 2022.  Total deposits decreased 2.76% to $2,041,612,000 as of December 31, 2023 compared to $2,099,649,000 as of December 31, 2022.

Our loan to deposit ratio at December 31, 2023 was 63.22% compared to 59.83% at December 31, 2022.  The loan to deposit ratio of our peers was 78.00% at December 31, 2023. Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

Capital Adequacy

At December 31, 2023, we had a total capital to risk-weighted assets ratio of 16.08%, a Tier 1 risk-based capital ratio of 13.07%, common equity Tier 1 ratio of 12.78%, and a leverage ratio of 9.18%.  At December 31, 2022, we had a total capital to risk-weighted assets ratio of 14.92%, a Tier 1 risk-based capital ratio of 12.22%, common equity Tier 1 ratio of 11.92%, and a leverage ratio of 8.37%.  At December 31, 2023, on a stand-alone basis, the Bank had a total risk-based capital ratio of 17.74%, a Tier 1 risk based capital ratio of 16.76%, common equity Tier 1 ratio of 16.76%, and a leverage ratio of 11.75%.  At December 31, 2022, the Bank had a total risk-based capital ratio of 16.53%, Tier 1 risk-based capital of 15.87% and a leverage ratio of 10.86%.  Note 12 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

As of December 31, 2023, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2023.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses, excluding amortization of intangibles and foreclosed property expense, divided by net interest income plus non-interest income, excluding net gains and losses from sale of securities) was 60.49% for 2023 compared to 54.51% for 2022 and 57.16% for 2021.  The decline in the efficiency ratio in 2023 was due to the growth in non-interest expense outpacing the increase in non-interest income. The combination of the Company’s net interest income before provision for credit losses, plus non-interest income, increased 5.71% to $89,449,000 in 2023 compared to $84,620,000 in 2022 and $81,559,000 in 2021, while operating expenses increased 14.06% in 2023, 1.06% in 2022, and 0.33% in 2021.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco, the Federal Reserve, or the Federal Reserve’s Bank Term Funding Program.  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $342,483,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $657,573,000 or 27.02% of total assets at December 31, 2023 and $686,553,000 or 28.34% of total assets as of December 31, 2022.

RESULTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,	December 31,
(In thousands, except share and per-share amounts)	2023	2022	2021
Net interest income before provision (credit) for credit losses	$82,429	$79,566	$72,554
Provision (credit) for credit losses	309	995	(4,435)
Net interest income after provision (credit) for credit losses	82,120	78,571	76,989
Total non-interest income	7,020	5,054	9,005
Total non-interest expenses	55,300	48,484	47,977
Income before provision for income taxes	33,840	35,141	38,017
Provision for income taxes	8,304	8,496	9,616
Net income	$25,536	$26,645	$28,401

Net income was $25,536,000 in 2023 compared to $26,645,000 and $28,401,000 in 2022 and 2021, respectively.  Basic earnings per share was $2.17, $2.27, and $2.32 for 2023, 2022, and 2021, respectively.  Diluted earnings per share was $2.17, $2.27, and $2.31 for 2023, 2022, and 2021, respectively.  ROE was 13.81% for 2023 compared to 14.25% for 2022 and 11.50% for 2021.  ROA for 2023 was 1.04% compared to 1.09% for 2022 and 1.25% for 2021.

Net income for the year ended December 31, 2023 decreased $1,109,000 compared to 2022 and decreased $1,756,000 in 2022 compared to 2021.  Contributing to the decrease during 2023, compared to 2022, was an increase in salary and employee benefits and non-interest expenses primarily attributed to increases in professional services. During 2022, net income compared to 2021 was primarily impacted by a provision for credit losses of $995,000 in 2022, compared to a credit to credit losses of $4,435,000 in 2021.

Interest Income and Expense

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$67,749	$3,576	5.28%	$48,032	$391	0.81%	$104,710	$129	0.12%
Securities
Taxable securities	760,140	23,437	3.08%	862,079	20,011	2.32%	678,093	14,044	2.07%
Non-taxable securities (1)	256,196	7,091	2.77%	270,014	8,454	3.13%	238,870	7,096	2.97%
Total investment securities	1,016,336	30,528	3.00%	1,132,093	28,465	2.51%	916,963	21,140	2.31%
Total securities and interest-earning deposits	1,084,085	34,104	3.15%	1,180,125	28,856	2.45%	1,021,673	21,269	2.08%
Loans (2) (3)	1,263,226	69,803	5.53%	1,133,641	55,907	4.93%	1,067,316	54,077	5.07%
Total interest-earning assets	2,347,311	$103,907	4.43%	2,313,766	$84,763	3.66%	2,088,989	$75,346	3.61%
Allowance for credit losses	(14,312)			(10,005)			(11,482)
Nonaccrual loans	—			278			2,337
Cash and due from banks	27,671			36,491			38,202
Bank premises and equipment	10,465			8,092			8,436
Other assets	89,223			90,772			141,133
Total average assets	$2,460,358			$2,439,394			$2,267,615
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$473,102	$611	0.13%	$581,285	$232	0.04%	$529,043	$182	0.03%
Money market accounts	531,013	8,910	1.68%	486,823	848	0.17%	455,575	661	0.15%
Time certificates of deposit	163,220	6,006	3.68%	81,473	117	0.14%	89,875	193	0.21%
Total interest-bearing deposits	1,167,335	15,527	1.33%	1,149,581	1,197	0.10%	1,074,493	1,036	0.10%
Other borrowed funds	86,250	4,462	5.17%	63,752	2,225	3.49%	9,864	266	2.70%
Total interest-bearing liabilities	1,253,585	$19,989	1.59%	1,213,333	$3,422	0.28%	1,084,357	$1,302	0.12%
Non-interest bearing demand deposits	987,906			1,006,511			900,083
Other liabilities	33,989			32,532			36,311
Shareholders’ equity	184,878			187,018			246,864
Total average liabilities and shareholders’ equity	$2,460,358			$2,439,394			$2,267,615
Interest income and rate earned on average earning assets		$103,907	4.43%		$84,763	3.66%		$75,346	3.61%
Interest expense and interest cost related to average interest-bearing liabilities		19,989	1.59%		3,422	0.28%		1,302	0.12%
Net interest income and net interest margin (4)		$83,918	3.58%		$81,341	3.52%		$74,044	3.54%
(1)Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,489, $1,775, and $1,490 in 2023, 2022, and 2021, respectively.
(2)Loan interest income includes loan (costs)fees of $(11) in 2023, $274 in 2022, and $6,474 in 2021.
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

Changes in Volume/Rate	For the Years Ended December 31, 2023 Compared to 2022			For the Years Ended December 31, 2022 Compared to 2021
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$160	$3,025	$3,185	$(69)	$331	$262
Investment securities:
Taxable	(2,366)	5,792	3,426	3,811	2,154	5,965
Non-taxable (1)	(432)	(931)	(1,363)	925	433	1,358
Total investment securities	(2,798)	4,861	2,063	4,736	2,587	7,323
Loans	6,390	7,506	13,896	3,360	(1,530)	1,830
Total earning assets (1)	3,752	15,392	19,144	8,027	1,388	9,415
Interest expense:
Deposits:
Savings, NOW and MMA	33	8,408	8,441	62	174	236
Time certificate of deposits	117	5,772	5,889	(18)	(58)	(76)
Total interest-bearing deposits	150	14,180	14,330	44	116	160
Other borrowed funds	785	1,452	2,237	1,453	506	1,959
Total interest bearing liabilities	935	15,632	16,567	1,497	622	2,119
Net interest income (1)	$2,817	$(240)	$2,577	$6,530	$766	$7,296
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $13,896,000 or 24.86% in 2023 compared to 2022.  Interest and fee income from loans increased $1,830,000 or 3.38% in 2022 compared to 2021.  The increase in 2023 is attributable to rate increases and an increase in average total loans outstanding.

Average total loans, including nonaccrual loans, for 2023 increased $129,307,000 to $1,263,226,000 compared to $1,133,919,000 for 2022 and $1,069,653,000 for 2021.  The yield on loans for 2023 was 5.53% compared to 4.93% and 5.07% for 2022 and 2021, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was a decrease to $325,000 from $521,000 for the years ended December 31, 2023 and 2022, respectively.

Interest income from total investment securities increased $2,063,000 in the year ended December 31, 2023 to $30,528,000 compared to $28,465,000 for 2022 and $21,140,000 for 2021.  The yield on average total investment securities increased 49 basis points to 3.00% for the year ended December 31, 2023 compared to 2.51% for 2022 and 2.31% for 2021. Average total book value of investment securities for the year ended December 31, 2023 decreased $115,757,000 or 10.23% to $1,016,336,000 compared to $1,132,093,000 for 2022 and $916,963,000 for 2021.

Our investment portfolio primarily consists of securities issued by U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities. However, a significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2023, we held $407,925,000 or 45.34% of the total market value of the investment portfolio in MBS and CMOs with an average yield of 3.14%.  We invested in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  However, as interest rates have increased, prepayments have declined and the average life of the MBS and CMOs have extended.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by its nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2023 was an unrealized loss of $66,034,000 and is reflected in the Company’s equity.  At December 31, 2023, the effective duration of the available-for-sale investment portfolio was 4.56 years and the market value reflected a pre-tax unrealized loss of $72,450,000.  Management reviews market value declines on individual investment securities to determine whether there is a need to record impairment. For the years ended December 31, 2023, 2022, and 2021, no impaired was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize unrealized losses.

Management’s review of all investments before purchase includes an analysis of how the security will perform under several interest rate scenarios to monitor whether investments are consistent with our investment policy.  The policy addresses issues of average life, duration, and concentration guidelines, prohibited investments, impairment, and prohibited practices.

Total interest income in 2023 increased $19,430,000 to $102,418,000 compared to $82,988,000 in 2022 and $73,856,000 in 2021, respectively.  The increase in 2023 was the result of yield changes and asset mix changes.  The tax-equivalent yield on interest earning assets increased to 4.43% for the year ended December 31, 2023 from 3.66% for the year ended December 31, 2022.  Average interest earning assets increased to $2,347,311,000 for the year ended December 31, 2023 compared to $2,313,766,000 for the year ended December 31, 2022.  Average interest-earning deposits in other banks increased $19,717,000 in 2023 compared to 2022.  Average yield on these deposits was 5.28% compared to 0.81% on December 31, 2023 and December 31, 2022 respectively.  Average investments and interest-earning deposits decreased $96,040,000 and the tax equivalent yield on those assets increased 70 basis points.  Average total loans increased $129,307,000 while the yield on average loans increased 60 basis points.

Interest expense on deposits in 2023 increased $14,330,000 or 1,197.16% to $15,527,000 compared to $1,197,000 in 2022 and increased $14,491,000 as compared to 2021.  The yield on interest-bearing deposits increased to 1.33% for the year ended December 31, 2023, compared to 0.10% for the year ended December 31, 2022.  The yield on interest-bearing deposits was unchanged at 0.10% when comparing 2022 to 2021.  Average interest-bearing deposits were $1,167,335,000 for 2023 compared to $1,149,581,000 and $1,074,493,000 for 2022 and 2021, respectively.

Average other borrowings were $86,250,000 with an effective rate of 5.17% for 2023 compared to $63,752,000 with an effective rate of 3.49% for 2022.  Included in other borrowings are the junior subordinated debentures acquired from Service 1st, subordinated debt, senior debt, advances on lines of credit, advances from the Federal Reserve’s Bank Term Funding Program (BTFP), advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month SOFR plus a margin of 1.60%. The rate was 7.26% for 2023 and 5.68% for 2022. The subordinated debt, issued in 2021, bears a fixed interest rate of 3.125% per year. The senior debt has an interest rate cap of 6.75% which was reached in 2022. At December 31, 2023 the interest rate on the BTFP advance was 4.81%. The interest rate on FHLB advances outstanding as of December 31, 2023 was 5.70%.

The cost of all interest-bearing liabilities was 1.59% for 2023, compared to 0.28% and 0.12% for 2022 and 2021, respectively.  The cost of total deposits was 0.72% for the year ended December 31, 2023, compared to 0.06% and 0.05% for the years ended December 31, 2022 and 2021, respectively.  Average demand deposits decreased 1.85% to $987,906,000 in 2023 compared to $1,006,511,000 for 2022 and $900,083,000 for 2021. The ratio of average non-interest demand deposits to average total deposits decreased to 45.84% for 2023 compared to 46.68% and 45.58% for 2022 and 2021, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2023 increased $2,863,000 or 3.60% to $82,429,000 compared to $79,566,000 for 2022.  The increase in 2023 was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in average interest bearing liabilities. The net interest margin (NIM) increased six basis points. Yield on interest earning assets increased 77 basis points.  The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in yields.

Net interest income before provision for credit losses increased $7,012,000 in 2022 compared to 2021, primarily due yield changes and asset mix changes. Average interest-earning assets were $2,347,311,000 for the year ended December 31, 2023 with a NIM of 3.58% compared to $2,313,766,000 with a NIM of 3.52% in 2022, and $2,088,989,000 with a NIM of 3.54% in 2021.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains (losses) on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $7,020,000 in 2023 compared to $5,054,000 and $9,005,000 in 2022 and 2021, respectively. The $1,966,000 or 38.90% increase in non-interest income in 2023 was driven by a decrease in net realized losses on sales and calls of investment securities, an increase in other income, partially offset by a decrease in loan placement fees and a decrease in service charge income. The $3,951,000 or 43.88% decrease in non-interest income in 2022 was driven by an increase in net realized losses on sales and calls of investment securities, a decrease in other income, and a decrease in loan placement fees, partially offset by an increase in service charge income, an increase in interchange fees and an increase in appreciation in cash surrender value of bank-owned life insurance.

Customer service charges decreased $511,000 to $1,503,000 in 2023 compared to $2,014,000 in 2022. Service charges were $1,901,000 in 2021.  The decrease in our fees is the result of lower NSF and analysis service charges.

During the year ended December 31, 2023, we realized net losses on sales and calls of investment securities of $907,000, compared to net losses of $1,730,000 in 2022, and net gains of $501,000 in 2021. The net gains in 2021 were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. Realized losses recorded in 2023 and 2022 were the result of strategic decisions to reduce the overall impact of the Company’s investment portfolio. See Note 2 to the audited Consolidated Financial Statements for more detail.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $1,035,000 in 2023 compared to $985,000 and $840,000 in 2022 and 2021, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.

Interchange fees totaled $1,780,000 in 2023 compared to $1,847,000 and $1,784,000 in 2022 and 2021, respectively.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees decreased $315,000 in 2023 to $584,000 compared to $899,000 in 2022 and $1,974,000 in 2021.

The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2023 and 2022, we held FHLB stock totaling $7,136,000 and $6,169,000, respectively.  Dividends in 2023 increased to $498,000 compared to $367,000 in 2022 and $321,000 in 2021.

Other income increased to $2,125,000 in 2023 compared to $657,000 and $1,676,000 in 2022 and 2021, respectively. The increase in other income is primarily attributed to changes in fair value of other equity investments and increase in certain merchant fee activity.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $6,816,000 or 14.06% to $55,300,000 in 2023 compared to $48,484,000 in 2022, and $47,977,000 in 2021.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 60.49% for 2023 compared to 54.51% for 2022 and 57.16% for 2021. The increase in the efficiency ratio in 2023 compared to 2022 was due to the the increase in non-interest expense.

Salaries and employee benefits increased $2,450,000 or 8.47% to $31,367,000 in 2023 compared to $28,917,000 in 2022 and $28,720,000 in 2021.  Full time equivalents were 246 for the year ended December 31, 2023 compared to 248 for the year ended December 31, 2022. The increase in salaries and employee benefits in 2023 compared to 2022 was from increases in salary to reflect current market conditions.

For the years ended December 31, 2023, 2022, and 2021, the compensation cost recognized for equity-based compensation was $858,000, $776,000 and $562,000, respectively. As of December 31, 2023, there was $763,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.16 years.  See Notes 1 and 13 to the audited Consolidated Financial Statements for more detail. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2023, 2022, or 2021. Restricted common stock awards of 69,692, 56,089, and 31,496 shares were awarded in 2023, 2022, and 2021, respectively.
Occupancy and equipment expense increased $595,000 or 11.60% to $5,726,000 in 2023 compared to $5,131,000 in 2022 and $4,882,000 in 2021. The Company made no changes in its depreciation expense methodology. The Company operated 19 full-service offices at December 31, 2023 and December 31, 2022. During 2023, the Company opened one new banking center, a consolidation of two banking centers into a new location, and one banking center relocation.

Regulatory assessments were $1,312,000 in 2023 compared to $851,000 and $831,000 in 2022 and 2021, respectively.  The assessment base for calculating the amount owed is based on the formula of average assets minus average tangible equity.

Information technology expense increased $272,000 to $3,616,000 for the year ended December 31, 2023 compared to $3,344,000 and $2,868,000 in 2022 and 2021, respectively. Data processing expenses were $2,621,000 in 2023 compared to $2,245,000 in 2022 and $2,394,000 in 2021. Professional services increased $1,906,000 in 2023 compared to 2022 due to higher legal expenses and consulting fees related to the upcoming merger.

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Telephone expenses	$439	$376	$224
Armored car and courier service	266	257	255
General insurance	255	211	182
Education and training	220	191	198
Operating losses	214	253	80
Business development and entertainment	210	122	87
Donations	188	129	91
Meetings and meals	184	144	82
Remote deposit capture	163	123	62
Travel expense	162	114	51
Internet banking expense	158	134	320
Stationery and supplies	153	155	150
Alarm and security service expense	146	121	131
Risk management expense	142	99	94
Community Reinvestment Act (CRA) donations	138	96	106
Association expense	121	133	121
Service charge fee expense	101	99	77
Other	1,110	816	988
Total other non-interest expense	$4,370	$3,573	$3,299

 Provision for Income Taxes

Our effective income tax rate was 24.5% for 2023 compared to 24.2% for 2022 and 25.3% for 2021.  The Company reported an income tax provision of $8,304,000, $8,496,000, and $9,616,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company had the net deferred tax assets of $38,456,000 and $43,377,000 at December 31, 2023 and 2022, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2023 and 2022 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,433,426,000 as of December 31, 2023, compared to $2,422,519,000 as of December 31, 2022, an increase of 0.45% or $10,907,000.  Total gross loans were $1,290,797,000 as of December 31, 2023, compared to $1,256,304,000 as of December 31, 2022, an increase of $34,493,000 or 2.75%.  The total investment portfolio decreased 5.64% or $54,203,000 to $906,287,000.  Total deposits decreased 2.76% or $58,037,000 to $2,041,612,000 as of December 31, 2023, compared to $2,099,649,000 as of December 31, 2022.  Shareholders’ equity increased $32,404,000 or 18.55% to $207,064,000 as of December 31, 2023, compared to $174,660,000 as of December 31, 2022. The increase in shareholders’ equity was driven by the decrease in net unrealized losses on the investment portfolio, net of estimated taxes, in accumulated other comprehensive income (AOCI), supported by the retention of earnings, net of dividends paid. Accrued interest payable and other liabilities were $35,006,000 as of December 31, 2023, compared to $32,611,000 as of December 31, 2022, an increase of $2,395,000.

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

See Note 16 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

The following table reflects the balances for each category of securities at year end (in thousands):

	Amortized Cost at December 31,
Available-for-Sale Securities	2023	2022	2021
U.S. Treasury securities	$9,990	$9,990	$9,988
U.S. Government agencies	102	107	373
Obligations of states and political subdivisions	198,070	201,638	512,952
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	117,292	213,471
Private label mortgage and asset backed securities	372,610	411,441	317,089
Corporate debt securities	—	—	44,500
Total Available-for-Sale Securities	$669,646	$740,468	$1,098,373

	Amortized Cost at December 31,
Held-to-Maturity Securities	2023	2022	2021
Obligations of states and political subdivisions	$192,070	$192,004	$—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	10,430	—
Private label mortgage and asset backed securities	54,579	56,691	—
Corporate debt securities	46,086	45,982	—
Total Held-to-Maturity Securities	$303,493	$305,107	$—

Our investment portfolio consists of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2023, investment securities with a fair value of $326,054,000, or 36.24% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

Our investment portfolio as a percentage of total assets is generally higher than our peers due primarily to our comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at December 31, 2023 was 63.22% compared to 59.83% at December 31, 2022.  The loan to deposit ratio of our peers was 78.00% at December 31, 2023.  Peer group information from S&P Global Market Intelligence data includes bank holding companies in central California with assets from $1 billion to $3.5 billion.

The total investment portfolio decreased 5.64% or $54,203,000 to $906,287,000 at December 31, 2023, from $960,490,000 at December 31, 2022.  The market value of the portfolio reflected an unrealized loss of $72,450,000 at December 31, 2023, compared to an unrealized loss of $91,643,000 at December 31, 2022.

Losses recognized in 2023, 2022, and 2021 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.

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

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds. For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no impairment losses recorded during the years ended December 31, 2023, 2022, or 2021.

The amortized cost, maturities and weighted average yield of investment securities at December 31, 2023 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
U.S. Treasury securities	$—	—%	$9,990	—%	$—	—%	$—	—%	$9,990	1.25%
U.S. Government agencies	—	—	—	—	—	—	102	4.25%	102	4.25%
Obligations of states and political subdivisions (2)	—	—	—	—	40,264	3.39%	157,806	4.21%	198,070	4.04%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	1	6.07%	17	1.26%	3,627	6.60%	85,229	5.53%	88,874	5.14%
Private label residential mortgage and asset backed securities	32,800	8.26%	19,941	5.99%	10,259	2.53%	309,610	2.91%	372,610	3.54%
	$32,801	8.26%	$29,948	4.41%	$54,150	3.45%	$552,747	3.69%	$669,646	3.92%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)	Amount	Yield(1)
Debt securities(1)
Obligations of states and political subdivisions (2)	$—	—%	$8,463	2.14%	$74,746	2.69%	$108,861	3.80%	$192,070	3.29%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	—	—	—	—	10,758	3.00%	10,758	3.00%
Private label residential mortgage and asset backed securities	—	—	—	—	—	—	54,579	2.93%	54,579	2.93%
Corporate debt securities	—	—	—	—	46,086	4.40%	—	—	46,086	4.40%
	$—	—%	$8,463	2.14%	$120,832	3.34%	$174,198	3.48%	$303,493	3.39%
(1)Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.
(2)Not computed on a tax equivalent basis.

Loans

Total gross loans increased $34,493,000 or 2.75% to $1,290,797,000 as of December 31, 2023, compared to $1,256,304,000 as of December 31, 2022.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2023, 2022, 2021, 2020, and 2019.

	2023		2022		2021		2020		2019
Loan Type (Dollars in thousands)	Amount	% of Gross Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$105,466	8.2%	$141,197	11.3%	$136,600	13.2%	$273,431	24.7%	$101,648	10.8%
Agricultural production	33,556	2.6%	37,007	2.9%	40,860	3.9%	21,971	2.0%	23,159	2.5%
Total commercial	139,022	10.8%	178,204	14.2%	177,460	17.1%	295,402	26.7%	124,807	13.3%
Real estate:
Construction & other land loans	33,472	2.6%	109,175	8.7%	61,586	5.9%	55,419	5.0%	73,718	7.8%
Commercial real estate - owner occupied	215,146	16.7%	194,663	15.5%	212,234	20.4%	208,843	18.9%	197,946	21.0%
Commercial real estate - non-owner occupied	539,522	41.9%	464,809	37.0%	369,529	35.6%	338,888	30.7%	329,335	35.0%
Farmland	120,674	9.4%	119,648	9.5%	98,481	9.5%	84,258	7.6%	76,304	8.1%
Multi-family residential	61,307	4.8%	24,586	2.0%	26,084	2.5%	28,718	2.6%	31,240	3.3%
1-4 family - close-ended	96,558	7.5%	93,510	7.5%	33,377	3.2%	34,245	3.1%	38,456	4.1%
1-4 family - revolving	27,648	2.1%	30,071	2.4%	22,246	2.1%	21,393	1.9%	26,390	2.8%
Total real estate	1,094,327	84.9%	1,036,462	82.6%	823,537	79.3%	771,764	69.8%	773,389	82.1%
Consumer	55,606	4.3%	40,252	3.2%	37,243	3.6%	37,793	3.4%	43,669	4.6%
Total gross loans	1,288,955	100.0%	1,254,918	100.0%	1,038,240	100.0%	1,104,959	100.0%	941,865	100.0%
Net deferred origination fees	1,842		1,386		871		(2,612)		1,515
Loans, net of deferred origination fees	1,290,797		1,256,304		1,039,111		1,102,347		943,380
Allowance for credit losses	(14,653)		(10,848)		(9,600)		(12,915)		(9,130)
Total loans, net (1)	$1,276,144		$1,245,456		$1,029,511		$1,089,432		$934,250

(1) Includes nonaccrual loans of:	$—		$—		$946		$3,278		$1,693

At December 31, 2023, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $58,983,000, of which $1,633,000 were commercial loans, $53,591,000 were real estate loans, and $3,759,000 were consumer loans. At December 31, 2022, the acquired loans had a balance of $73,456,000, of which $2,049,000 were commercial loans, $66,583,000 were real estate loans, and $4,824,000 were consumer loans.

At December 31, 2023, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.5% of total loans of which 10.7% were commercial and 84.8% were real-estate-related.  This level of concentration is consistent with a concentration of 96.8% at December 31, 2022.  Although we believe the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company did not engage in any sub-prime mortgage lending activities during the years ended December 31, 2023 and 2022.

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

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2023.

(In thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Loan Maturities:
Commercial and agricultural	$63,194	$55,857	$17,929	$1,931	$138,911
Real estate construction and other land loans	26,750	3,267	2,620	836	33,473
Other real estate	37,331	238,937	512,894	148,272	937,434
Consumer and installment	3,323	16,404	69,770	89,640	179,137
Total gross loans	$130,598	$314,465	$603,213	$240,679	$1,288,955
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$47,813	$204,104	$238,091	$69,687	$559,695
Loans with floating interest rates (1)	82,785	110,361	365,122	170,992	729,260
Total gross loans	$130,598	$314,465	$603,213	$240,679	$1,288,955

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$51	$24,307	$258,657	$109,966	$392,981
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

At December 31, 2023 and December 31, 2022, there were no nonperforming assets. Total nonperforming assets at December 31, 2023 and December 31, 2022, included no nonaccrual loans, no OREO, and no repossessed assets. See Note 3 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.

A summary of nonaccrual, restructured, and past due loans at December 31, 2023, 2022, 2021, 2020, and 2019 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2023 and 2022.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2023, where serious doubt existed as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2023	2022	2021		2020	2019
Nonaccrual Loans:
Commercial and industrial	$—	$—	$312		$752	$187
Agricultural production	—	—	634	—	—	—
Owner occupied real estate	—	—	—		370	416
Real estate construction and other land loans	—	—	—		1,556	—
Agricultural real estate	—	—	—		—	321
Commercial real estate	—	—	—		512	381
Equity loans and line of credit	—	—	—		—	66
Consumer and installment	—	—	—		88	—
Restructured loans (non-accruing):
Equity loans and line of credit	—	—	—		—	322
Total nonaccrual	—	—	946		3,278	1,693
Accruing loans past due 90 days or more	—	—	—		—	—
Total nonperforming loans	$—	$—	$946		$3,278	$1,693

Interest foregone	$—	$132	$99		$177	$85
Nonperforming loans to total loans	—%	—%	0.09%		0.30%	0.18%

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2023 and 2022, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2023 and 2022, which would be included in other assets on the consolidated balance sheets.

Allowance for Credit Losses

We have established a methodology for determining the adequacy of the allowance for credit losses made up of collective and individually evaluated loans.  The methodology is set forth in a formal policy and takes into consideration the need for an overall allowance for credit losses as well as specific allowances for individually evaluated loans. The allowance for credit losses is an estimate of expected credit losses in the Company’s loan portfolio.

The measurement of the allowance for credit losses on collectively evaluated loans is based on modeled expectations of lifetime expected credit losses utilizing national and local peer group historical losses, weighting of economic scenarios, and other relevant factors. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of credit losses within the portfolio. The Company uses a probability-weighted, multiple scenario forecast approach. These scenarios may consist of a base forecast representing the most likely scenario, or baseline, combined with downside and upside scenarios reflecting possibly worsening or improving economic conditions.

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

The allowance for credit losses is maintained to cover lifetime expected credit losses in the loan portfolio.  The responsibility for the review of our assets and the determination of the adequacy lies with management and our Audit/Compliance Committee.  They delegate the authority to the Chief Credit Officer (CCO) to determine the loss reserve ratio for each type of asset and to review, at least quarterly, the adequacy of the allowance based on an evaluation of the portfolio, past experience, prevailing market conditions, economic scenarios, amount of government guarantees, concentration in loan types and other relevant factors.

Management adheres to an internal asset review system designed to provide for timely recognition of problem assets and adequate valuation allowances of collateral dependent loans.  The Company’s asset monitoring process includes the use of asset classifications to segregate the assets, largely loans and real estate, into various risk categories.  The Company uses the various asset classifications as a means of measuring risk and determining the adequacy of valuation allowances by using a nine-grade system to classify assets.  In general, all credit facilities exceeding 90 days of delinquency require classification and are placed on nonaccrual.

The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2023	2022	2021	2020	2019
Loans outstanding at December 31,	$1,288,955	$1,254,918	$1,038,240	$1,104,959	$941,865
Average loans outstanding during the year	$1,263,226	$1,133,919	$1,069,653	$1,055,712	$930,883
Allowance for credit losses:
Balance at beginning of year	$10,848	$9,600	$12,915	$9,130	$9,104
Impact of adoption of ASU 2016-13	3,910	—	—	—	—
Deduct loans charged off:
Commercial	(636)	(27)	(46)	(121)	(1,032)
Consumer	(53)	(151)	(221)	(108)	(164)
Total loans charged off	(689)	(178)	(267)	(229)	(1,196)
Add recoveries of loans previously charged off:
Commercial	609	367	701	612	134
Commercial real estate	—	—	319	—	—
1-4 family real estate	15	—	—	—	—
Consumer	45	59	232	127	63
Total recoveries	669	426	1,252	739	197
Net (charge-offs) recoveries	(20)	248	985	510	(999)
(Credit) provision for credit losses	(85)	1,000	(4,300)	3,275	1,025
Balance at end of year	$14,653	$10,848	$9,600	$12,915	$9,130
Allowance for credit losses as a percentage of outstanding loan balance	1.14%	0.86%	0.92%	1.17%	0.97%
Net (charge-offs) recoveries to average loans outstanding	—%	0.02%	0.09%	0.05%	(0.11)%

Managing credits identified through the risk evaluation methodology includes developing a business strategy with the customer to mitigate our losses.  Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary.

The allowance for credit losses is reviewed at least quarterly by the Company’s Board of Directors’ Audit/Compliance Committee.  Reserves are allocated to loan portfolio segments using percentages which are based on both historical risk elements such as delinquencies and losses and predictive risk elements such as economic, competitive and environmental factors.  We have adopted the specific reserve approach to allocate reserves to each individually analyzed asset for the purpose of estimating potential loss exposure.  Although the allowance for credit losses is allocated to various portfolio categories, it is general in nature and available for the loan portfolio in its entirety.  Additions may be required based on the results of independent loan portfolio examinations, regulatory agency examinations, or our own internal review process.  Additions are also required when, in management’s judgment, the reserve does not properly reflect the potential loss exposure.

The allocation of the allowance for credit losses is set forth below:

	2023		2022		2021		2020		2019
Loan Type (Dollars in thousands)	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans
Commercial:
Commercial and industrial	$948	8.2%	$1,585	11.3%	$1,689	13.2%	$1,757	24.7%	$1,106	10.8%
Agricultural production	527	2.6%	229	2.9%	320	3.9%	255	2.0%	313	2.5%
Real estate:
Construction & other land loans	848	2.6%	1,678	8.7%	812	5.9%	1,204	5.0%	932	7.8%
Commercial real estate - owner occupied	1,945	16.7%	814	15.5%	1,355	20.4%	2,128	18.9%	1,319	21.0%
Commercial real estate - non-owner occupied	5,574	41.9%	4,388	37.0%	3,805	35.6%	4,781	30.7%	3,453	35.0%
Farmland	1,254	9.4%	863	9.5%	697	9.5%	838	7.6%	925	8.1%
Multi-family residential	642	4.8%	60	2.0%	72	2.5%	223	2.6%	140	3.3%
1-4 family - close-ended	1,444	7.5%	465	7.5%	138	3.2%	248	3.1%	264	4.1%
1-4 family - revolving	520	2.1%	142	2.4%	118	2.1%	209	1.9%	161	2.8%
Consumer	951	4.3%	284	3.2%	314	3.6%	641	3.4%	481	4.6%
Unallocated reserves	—	—	340	—	280	—	631	—	36	—
Total allowance for credit losses	$14,653	100.0%	$10,848	100.0%	$9,600	100.0%	$12,915	100.0%	$9,130	100.0%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all expected lifetime loan losses that exist in the portfolio at that time.

As of December 31, 2023, the allowance for credit losses (ACL) was $14,653,000, compared to $10,848,000 at December 31, 2022, a net increase of $3,805,000.  The net increase in the ACL was primarily attributed to adoption of ASU 2016-13 (CECL). This adoption resulted in an increase to the ACL effective January 1, 2023 of $3,910,000. Net charge-offs totaled $20,000 and there was a credit for credit losses was $85,000 for the year ended December 31, 2023.

The balance of classified loans and loans graded special mention totaled $20,301,000 and $9,000,000 at December 31, 2023 and $27,785,000 and $31,023,000 at December 31, 2022, respectively.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $276,270,000 as of December 31, 2023, compared to $288,141,000 as of December 31, 2022. At December 31, 2023 and 2022, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $839,000 and $110,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of ACL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

The ACL as a percentage of total loans was 1.14% at December 31, 2023, and 0.86% at December 31, 2022. Total loans include FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $58,983,000 at December 31, 2023 and $73,456,000 at December 31, 2022. Excluding these acquired loans from the calculation, the ACL to total gross loans was 1.19% and 0.92% as of December 31, 2023 and 2022, respectively. The loan portfolio acquired in the mergers was booked at fair value with no associated allocation in the ACL. Under current CECL methodology these loans now have an associated ACL.

Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on collectively evaluated loan pools include quantitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ACL modeling and the changes in other factors, management determined that the ACL was appropriate as of December 31, 2023.

There were no non-performing loans as of December 31, 2023 or December 31, 2022. The Company had no other real estate owned at December 31, 2023 or December 31, 2022. No foreclosed assets were recorded at December 31, 2023 or December 31, 2022. Management believes the ACL at December 31, 2023 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2023 was $53,777,000 consisting of $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of FLB, SVB, VCB, Service 1st Bancorp, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2023 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.

Goodwill is also assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during for the year ended December 31, 2023. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

Intangible assets were represented by the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of VCB of $1,365,000.  Core deposit intangibles were being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2023 was $0, net of $1,365,000 in accumulated amortization expense.  The carrying value at December 31, 2022 was $68,000, net of $1,297,000 in accumulated amortization expense.  Management would evaluate the remaining useful life quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on prior evaluations, no changes to the remaining useful life was required. Amortization expense recognized was $68,000 for 2023, $454,000 for 2022 and $661,000 for 2021.

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

Total deposits decreased $58,037,000 or 2.76% to $2,041,612,000 as of December 31, 2023, compared to $2,099,649,000 as of December 31, 2022.  Interest-bearing deposits increased $46,989,000 or 4.50% to $1,090,071,000 as of December 31, 2023, compared to $1,043,082,000 as of December 31, 2022.  Non-interest bearing deposits decreased $105,026,000 or 9.94% to $951,541,000 as of December 31, 2023, compared to $1,056,567,000 as of December 31, 2022.  The Company’s deposit balances for the year ended December 31, 2023 decreased through normal customer deposit related activity. Average non-interest bearing deposits to average total deposits was 45.84% for the year ended December 31, 2023 compared to 46.68% for the same period in 2022. Based on FDIC deposit market share information published as of June 2023, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.15% in 2023 compared to 3.66% in 2022. Our total market share in the other counties as of June 2023 and 2022 we operate in (Merced, Placer, Sacramento, and Stanislaus), was less than 1.00%.

The composition of the deposits and average interest rates paid at December 31, 2023 and December 31, 2022 is summarized in the table below.

(Dollars in thousands)	December 31, 2023	% of Total Deposits	Effective Rate	December 31, 2022	% of Total Deposits	Effective Rate
NOW accounts	$251,334	12.3%	0.13%	$324,089	15.4%	0.06%
MMA accounts	497,043	24.4%	1.68%	435,783	20.8%	0.17%
Time deposits	162,085	7.9%	3.68%	67,923	3.2%	0.14%
Savings deposits	179,609	8.8%	0.12%	215,287	10.3%	0.01%
Total interest-bearing	1,090,071	53.4%	1.33%	1,043,082	49.7%	0.10%
Non-interest bearing	951,541	46.6%		1,056,567	50.3%
Total deposits	$2,041,612	100.0%		$2,099,649	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2023, 2022, and 2021.

	2023		2022		2021
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$473,102	0.26%	$581,285	0.04%	$529,043	0.03%
Money market accounts	$531,013	1.68%	$486,823	0.17%	$455,575	0.15%
Non-interest bearing demand	$987,906	—	$1,006,511	—	$900,083	—
Total deposits	$2,155,241	0.72%	$2,156,092	0.06%	$1,974,576	0.05%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $250,000 or more at December 31, 2023.

(In thousands)
Three months or less	$19,124
Over 3 through 6 months	1,642
Over 6 through 12 months	2,198
Over 12 months	1,293
$24,257

As of December 31, 2023, the Company had $93,134,000 in Brokered CD deposits. The Company had no Brokered CD deposits as of December 31, 2022.

As of December 31, 2023, the Company had $35,000,000 in short-term Federal Home Loan Bank (FHLB) of San Francisco advances and $45,000,000 in short-term advances from the Federal Reserve’s Bank Term Funding Program (BTFP). There was $46,000,000 in short-term FHLB advances as of December 31, 2022. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB and BTFP advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 at December 31, 2023 and 2022, at interest rates which vary with market conditions. As of December 31, 2023 and 2022, the Company had no overnight borrowings outstanding under these credit facilities.

The Company’s uninsured balances with correspondent banks totaled $3,813,000 and $1,696,000 at December 31, 2023 and 2022, respectively.

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

Our shareholders’ equity was $207,064,000 as of December 31, 2023, compared to $174,660,000 as of December 31, 2022.  The increase in shareholders’ equity is the result of increase in accumulated other comprehensive income (AOCI) of $15,193,000, from primarily a decrease in the unrealized loss recorded on the Company’s investment portfolio, the increase in retained earnings from our net income of $25,536,000, the effect of share-based compensation expense of $858,000, and stock issued under our employee stock purchase plan of $206,000. These increases were partially offset by the payment of common stock cash dividends of $5,657,000.

During 2023, the Bank declared and paid cash dividends to the Company in the amount of $6,963,000 in connection with the cash dividends to the Company’s shareholders, and expenditures paid by the Company, approved by the Company’s Board of Directors. The Company declared and paid a total of $5,657,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2023.

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

During 2021 the Bank declared and paid cash dividends to the Company in the amount of $7,679,000 in connection with cash dividends to the Company’s shareholders, and expenditures paid by the Company, approved by the Company’s Board of Directors. The Company declared and paid a total of $5,757,000 or $0.47 per common share cash dividend to shareholders of record during the year ended December 31, 2021. During the year ended December 31, 2021, the Company repurchased and retired common stock in the amount of $13,619,000.

The following table sets forth certain financial ratios for the years ended December 31, 2023, 2022, and 2021.

	2023	2022	2021
Net income:
To average assets	1.04%	1.09%	1.25%
To average shareholders’ equity	13.81%	14.25%	11.50%
Dividends declared per share to net income per share	22.21%	21.14%	19.75%
Average shareholders’ equity to average assets	7.51%	7.67%	10.89%
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

The following table presents the Company’s regulatory capital ratios as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	Actual Ratio
December 31, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$222,567	9.18%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%
Total Risk-Based Capital Ratio	$273,699	16.08%

December 31, 2022
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%	$121,271	5.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%	$110,538	6.50%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%	$136,047	8.00%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%	$170,058	10.00%

December 31, 2022
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%	$122,594	5.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%	$109,079	6.50%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%	$134,251	8.00%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%	$167,814	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2023, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three-month SOFR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of December 31, 2023, the rate was 7.26%.  Interest expense recognized by the Company for the years ended December 31, 2023, 2022, and 2021 was $360,000, $188,000 and $93,000, respectively.

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

On September 15, 2022, the Company entered into a $30 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. As of December 31, 2023 the rate had reached its interest rate cap of 6.75%. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Central Valley Community Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2023, the Company had unpledged securities totaling $580,233,000 available as a secondary source of liquidity and total cash and cash equivalents of $53,728,000.  Cash and cash equivalents at December 31, 2023 increased 72.37% compared to December 31, 2022.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.

To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2023, our available borrowing capacity includes approximately $110,000,000 in Federal funds lines with our correspondent banks and $307,483,000 in unused FHLB advances.  At December 31, 2023, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2023 and 2022:

Credit Lines (In thousands)	December 31, 2023	December 31, 2022
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$342,483	$365,309
Balance outstanding	$35,000	$46,000
Collateral pledged	$612,702	$687,357
Fair value of collateral	$500,972	$565,869
Federal Reserve Bank Term Loan Funding Program
Credit limit	$46,174	$—
Balance outstanding	$45,000	$—
Collateral pledged	$53,650	$—
Fair value of collateral	$47,603	$—
Federal Reserve Bank
Credit limit	$4,448	$4,702
Balance outstanding	$—	$—
Collateral pledged	$4,894	$5,508
Fair value of collateral	$4,374	$4,893
The liquidity of our parent company, Central Valley Community Bancorp, is primarily dependent on the payment of cash dividends by its subsidiary, Central Valley Community Bank, subject to limitations imposed by state and federal regulations.

CRITICAL ACCOUNTING ESTIMATES

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

In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The Company utilized a reasonable and supportable forecast period obtained the forecast data from Moody’s Analytics. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Increases in external risk factors due to more pessimistic business and economic conditions could potentially increase estimated losses on existing loan balances within the ACL. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy and changes in interest rates.

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

Allowance for Credit Losses

The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, credit losses recognized on available-for-sale debt securities will be presented as an allowance as opposed to a write-down, based on management’s intent to sell the security or the likelihood the Company will be required to sell the security before recovery of the amortized cost basis. Our accounting for estimated loan losses is discussed and disclosed primarily in Note 1 and 3 to the consolidated financial statements under the heading “Allowance for Credit Losses”.

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

At December 31, 2023, we are aware that inflation may have an adverse impact on our consolidated financial position or results of operations.  However, in the short term increased rates may continue to be a benefit by repricing a portion of our loan portfolio. Higher long term inflation rates may drive increases in operating expenses or have other adverse effects on our borrowers, making collection on extensions of credit more difficult for us. Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates.  As of December 31, 2023, 56.58% of our loan portfolio was tied to adjustable-rate indices.  The majority of our adjustable rate loans are tied to prime and reprice within 90 days.  Several of our loans, tied to prime, are at their floors and will not reprice until prime plus the factor is greater than the floor.  The majority of our time deposits have a fixed rate of interest.  As of December 31, 2023, 78.99% of our time deposits mature within one year or less.

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $69.7 million in senior debt and subordinated notes issued by the Company. As a result, all significant interest rate risk procedures are performed at the Bank level.

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

Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2023. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management will continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2023 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, and 300 bps rate increase and a 100 bps, 200 bps, and 300 bps rate decrease is acceptable to management and within policy guidelines at this time.

The results in the table below indicate the change in net interest income the Company would expect to see as of December 31, 2023, if interest rates were to instantaneously change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Projected Net Interest Income	$ Change from Rates at December 31, 2023	% Change from Rates at December 31, 2023
Up 300 bps (shock)	$81,537	$(6,347)	(7.22)%
Up 200 bps (shock)	83,513	(4,371)	(4.97)%
Up 100 bps (shock)	85,812	(2,072)	(2.36)%
Unchanged	87,884	—	—
Down 100 bps (shock)	87,625	(259)	(0.29)%
Down 200 bps (shock)	87,727	(157)	(0.18)%
Down 300 bps (shock)	87,632	(252)	(0.29)%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable-daily, variable other than daily, and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$729,260	56.58%	$770,260	61.38%
Fixed rate	559,695	43.42%	484,658	38.62%
Total gross loans	$1,288,955	100.00%	$1,254,918	100.00%
Approximately 56.58% of our loan portfolio is tied to adjustable rate indices and 50.77% of our loan portfolio reprices within 90 days.  As of December 31, 2023, we had 748 commercial and real estate loans totaling $610,198,000 with floors ranging from 0.75% to 10.75% and ceilings ranging from 4.50% to 25.00%.

The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$661,552	51.32%	$868,001	69.17%
1-3 Years	45,254	3.51%	11,560	0.92%
3-5 Years	458,312	35.56%	271,741	21.65%
> 5 Years	123,837	9.61%	103,616	8.26%
Total gross loans	$1,288,955	100.00%	$1,254,918	100.00%

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

ITEM 8 -FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Central Valley Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and subsidiary (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Notes 1, 2, and 3 to the consolidated financial statements, the Company changed its method of accounting for allowance for credit losses as of January 1, 2023, due to the adoption of Accounting Standards Updated No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans

As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Upon adoption, the Company recorded a decrease to retained earnings of $3.7 million, net of taxes, for the cumulative effect. As further discussed in Note 3 to the consolidated financial statements, the Company’s allowance for credit losses for loans was $14.7 million as of December 31, 2023. The allowance for credit losses is maintained to cover lifetime expected credit losses in the loan portfolio. The Company estimates its allowance for credit losses based on modeled expectations of lifetime expected credit losses utilizing national and local peer group historical losses and weighting of economic scenarios. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of credit losses within the portfolio. These scenarios consist of a base forecast representing the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions.

We identified the elections and key assumptions involved in the adoption of Topic 326, and the selection and weighting of economic scenarios used by the Company’s management in the estimate of the allowance for credit losses for loans as a critical audit matter. The principal consideration for our determination of the allowance for credit losses for loans as a critical audit matter is the subjectivity required by management in the elections of national or local peer group historical losses and selection and weighting of the forecasted economic scenarios. Auditing management’s judgments regarding modeled expectations applied to the allowance for credit losses for loans involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

•Testing the process used by management and evaluating the appropriateness of the methodology used to estimate the allowance for credit losses.

•Evaluating the appropriateness of the Company’s elections and key assumptions involved in the adoption of Topic 326.

•Evaluating the reasonableness of significant assumptions used by management, including the modeled economic scenarios selected and weighting applied.

•Evaluating the relevance and reliability of the data used by management in the economic scenarios, such as the use of national or local peer group historical losses by loan portfolio segment.

•Testing the completeness and accuracy of key model inputs including loan data.

/s/ Moss Adams LLP

We have served as the Company’s auditor since 2023.

Sacramento, California
March 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Central Valley Community Bancorp and Subsidiary
Fresno, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Central Valley Community Bancorp and Subsidiary (the "Company") as of December 31, 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company's auditor from 2011 to 2023.

Sacramento, California
March 15, 2024

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022

(In thousands, except share amounts)	2023	2022
ASSETS
Cash and due from banks	$30,017	$25,485
Interest-earning deposits in other banks	23,711	5,685
Total cash and cash equivalents	53,728	31,170
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $669,646 at December 31, 2023 and $740,468 at December 31, 2022	597,196	648,825
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $1,051 at December 31, 2023 and $0 at December 31, 2022	302,442	305,107
Equity securities, at fair value	6,649	6,558
Loans, less allowance for credit losses of $14,653 at December 31, 2023 and $10,848 at December 31, 2022	1,276,144	1,245,456
Bank premises and equipment, net	14,042	7,987
Bank owned life insurance	41,572	40,537
Federal Home Loan Bank stock	7,136	6,169
Goodwill	53,777	53,777
Accrued interest receivable and other assets	80,740	76,933
Total assets	$2,433,426	$2,422,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$951,541	$1,056,567
Interest bearing	1,090,071	1,043,082
Total deposits	2,041,612	2,099,649
Short-term borrowings	80,000	46,000
Senior debt and subordinated debentures, net	69,744	69,599
Accrued interest payable and other liabilities	35,006	32,611
Total liabilities	2,226,362	2,247,859
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,818,039 at December 31, 2023 and 11,735,291 at December 31, 2022	62,550	61,487
Retained earnings	210,548	194,400
Accumulated other comprehensive loss, net of tax	(66,034)	(81,227)
Total shareholders’ equity	207,064	174,660
Total liabilities and shareholders’ equity	$2,433,426	$2,422,519
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2023, 2022, and 2021

(In thousands, except per share amounts)	2023	2022	2021
Interest income:
Interest and fees on loans	$69,803	$55,907	$54,077
Interest on deposits in other banks	3,576	391	129
Interest and dividends on investment securities:
Taxable	23,437	20,011	14,044
Exempt from Federal income taxes	5,602	6,679	5,606
Total interest income	102,418	82,988	73,856
Interest expense:
Interest on deposits	15,527	1,197	1,036
Interest on short-term borrowings	810	254	—
Interest on senior debt and subordinated debentures	3,652	1,971	266
Total interest expense	19,989	3,422	1,302
Net interest income before provision (credit) for credit losses	82,429	79,566	72,554
Provision (credit) for credit losses	309	995	(4,435)
Net interest income after provision (credit) for credit losses	82,120	78,571	76,989
Non-interest income:
Interchange fees	1,780	1,847	1,784
Service charges	1,503	2,014	1,901
Appreciation in cash surrender value of bank owned life insurance	1,035	985	840
Loan placement fees	584	899	1,974
Federal Home Loan Bank dividends	498	367	321
Net realized gain on sale of assets	402	15	8
Net realized (losses) gains on sales and calls of investment securities	(907)	(1,730)	501
Other income	2,125	657	1,676
Total non-interest income	7,020	5,054	9,005
Non-interest expenses:
Salaries and employee benefits	31,367	28,917	28,720
Occupancy and equipment	5,726	5,131	4,882
Information technology	3,616	3,344	2,868
Professional services	3,425	1,519	1,665
Data processing expense	2,621	2,245	2,394
Regulatory assessments	1,312	851	831
ATM/Debit card expenses	757	809	818
Directors’ expenses	614	282	422
Advertising	542	557	527
Loan related expenses	478	479	516
Personnel other	404	323	374
Amortization of core deposit intangibles	68	454	661
Other expense	4,370	3,573	3,299
Total non-interest expenses	55,300	48,484	47,977
Income before provision for income taxes	33,840	35,141	38,017
Provision for income taxes	8,304	8,496	9,616
Net income	$25,536	$26,645	$28,401

Basic earnings per common share	$2.17	$2.27	$2.32
Diluted earnings per common share	$2.17	$2.27	$2.31
Cash dividends per common share	$0.48	$0.48	$0.47
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
Net income	$25,536	$26,645	$28,401
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	18,286	(129,527)	(9,755)
Less: reclassification for net losses (gains) included in net income	907	1,730	(501)
Amortization of net unrealized losses transferred	2,376	1,651	—
Other comprehensive income (loss), before tax	21,569	(126,146)	(10,256)
Tax (expense) benefit related to items of other comprehensive income (loss)	(6,376)	37,287	3,032
Total other comprehensive income (loss)	15,193	(88,859)	(7,224)
Comprehensive income (loss)	$40,729	$(62,214)	$21,177
The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2023, 2022, and 2021

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2021	12,509,848	$79,416	$150,749	$14,856	$245,021
Net income	—	—	28,401	—	28,401
Other comprehensive loss, net of tax	—	—	—	(7,224)	(7,224)
Restricted stock granted, net of forfeitures	20,720	—	—	—	—
Stock issued under employee stock purchase plan	12,521	204	—	—	204
Stock awarded to employees	10,529	—	—	—	—
Stock-based compensation expense	—	562	—	—	562
Cash dividend ($0.47 per common share)	—	—	(5,757)	—	(5,757)
Stock options exercised	24,265	257	—	—	257
Repurchase and retirement of common stock	(661,232)	(13,619)	—	—	(13,619)
Balance, December 31, 2021	11,916,651	66,820	173,393	7,632	247,845
Net income	—	—	26,645	—	26,645
Other comprehensive loss, net of tax	—	—	—	(88,859)	(88,859)
Restricted stock granted, net of forfeitures	42,399	—	—	—	—
Stock issued under employee stock purchase plan	13,351	216	—	—	216
Stock awarded to employees	13,446	—	—	—	—
Stock-based compensation expense	—	776	—	—	776
Cash dividend ($0.48 per common share)	—	—	(5,638)	—	(5,638)
Stock options exercised	50,205	489	—	—	489
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Balance, December 31, 2022	11,735,291	61,487	194,400	(81,227)	174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	61,487	190,669	(81,227)	170,929
Net income	—	—	25,536	—	25,536
Other comprehensive income, net of tax	—	—	—	15,193	15,193
Restricted stock granted, net of forfeitures	58,467	—	—	—	—
Stock issued under employee stock purchase plan	13,973	206	—	—	206
Stock awarded to employees	10,347	—	—	—	—
Stock-based compensation expense	—	858	—	—	858
Cash dividend ($0.48 per common share)	—	—	(5,657)	—	(5,657)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064

The accompanying notes are an integral part of these consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2023, 2022, and 2021
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$25,536	$26,645	$28,401
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	786	(422)	3,483
Depreciation	891	755	897
Accretion	(1,890)	(1,520)	(1,404)
Amortization	9,005	9,662	8,102
Stock-based compensation	858	776	562
Provision (reversal) for credit losses	309	995	(4,435)
Net realized losses (gains) on sales and calls of available-for-sale investment securities	907	1,730	(501)
Net gain on sale and disposal of equipment	(402)	(15)	(8)
Net change in equity investments	(91)	858	218
Appreciation in cash surrender value of bank owned life insurance	(1,035)	(985)	(840)
Net increase in accrued interest receivable and other assets	(8,798)	(7,361)	(2,209)
Net increase (decrease) in accrued interest payable and other liabilities	1,666	(7,148)	9,124
(Benefit) provision for deferred income taxes	110	224	1,465
Net cash provided by operating activities	27,852	24,194	42,855
Cash Flows From Investing Activities:
Purchases of available-for-sale investment securities	—	(301,699)	(495,879)
Proceeds from sales or calls of available-for-sale investment securities	26,361	252,331	26,222
Proceeds from sales or calls of held-to-maturity investment securities	35	—	—
Proceeds from maturity and principal repayment of available-for-sale investment securities	38,229	67,795	54,822
Proceeds from principal repayments of held-to-maturity investment securities	2,377	1,421	—
Net (increase) decrease in loans	(35,297)	(216,523)	60,738
Purchases of premises and equipment	(9,806)	(362)	(1,049)
Purchases of bank owned life insurance	—	—	(10,000)
FHLB stock purchased	(967)	(574)	—
Proceeds from sale of premises and equipment	3,262	15	9
Net cash provided by (used in) investing activities	24,194	(197,596)	(365,137)
Cash Flows From Financing Activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	(152,178)	(1,041)	399,903
Net increase (decrease) in time deposits	94,142	(22,107)	184
Proceeds from issuance of subordinated debt	—	—	34,299
Proceeds from short-term borrowings from Federal Home Loan Bank	3,411,500	2,452,826	—
Repayments of short-term borrowings to Federal Home Loan Bank	(3,422,500)	(2,406,826)	—
Proceeds of issuance of senior debt	—	30,000	—
Proceeds of borrowings from other financial institutions	116,500	—	—
Repayments of borrowings from other financial institutions	(71,500)	—	—
Purchase and retirement of common stock	(1)	(6,814)	(13,619)
Proceeds from stock issued under employee stock purchase plan	206	216	204
Proceeds from exercise of stock options	—	489	257
Cash dividend payments on common stock	(5,657)	(5,638)	(5,757)
Net cash (used in) provided by financing activities	(29,488)	41,105	415,471
Increase (decrease) in cash and cash equivalents	22,558	(132,297)	93,189
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31,170	163,467	70,278
CASH AND CASH EQUIVALENTS AT END OF YEAR	$53,728	$31,170	$163,467

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended December 31, 2023, 2022, and 2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$20,005	$2,831	$1,166
Income taxes	$7,700	$8,314	$8,155
Operating cash flows from operating leases	$2,484	$2,221	$2,259
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available for sale	$19,193	$(127,797)	$(10,256)
Transfer of securities from available-for-sale to held-to-maturity	$—	$332,007	$—
Transfer of unrealized losses on securities from available-for-sale to held-to-maturity	$—	$(25,328)	$—
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

Cash and Cash Equivalents - For the purpose of the statement of cash flows, cash, due from banks with original maturities less than 90 days, interest-earning deposits in other banks, and Federal funds sold are considered to be cash equivalents.  Generally, Federal funds are sold and purchased for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other banks, and Federal funds purchased.

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

Allowance for Credit Losses on Available-for-Sale Debt Securities - For available-for-sale (“AFS”) debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more than likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of the cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as credit loss provision (or credit). Losses are charged against the allowance when management believes that the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses on Held-to-Maturity Debt Securities - Management measures expected credit losses on held-to-maturity (“HTM”) debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information based on industry data that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: Obligations of States and Political Subdivisions, U.S. Government sponsored Entities and Agencies collateralized by Residential Mortgage Obligations, Private Label Mortgage and Asset Backed Securities, and Corporate Debt Securities.

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

Acquired Loans and Leases - Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. At the time of an acquisition, we evaluate loans to determine if they are purchase credit deteriorated (“PCD”) loans. PCD loans are those acquired loans with evidence of more than insignificant credit deterioration since loan origination. This determination is made by considering past due and/or nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. PCD loans are initially recorded at fair value with a gross up for the allowance for credit losses, which becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit premium or discount which is amortized or accreted over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision or credit to the allowance for credit losses.

While credit discounts are included in the determination of fair value for non-credit deteriorated loans, an allowance for loan loss is established at acquisition using the same methodology as originated loans since these discounts are accreted or amortized over the life of the loan. Subsequent deterioration or improvements in expected credit losses are recorded through a provision or credit to the allowance for credit losses on loans.

Allowance for Credit Losses on Loans - The allowance for credit losses (“ACL”) on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The allowance is established through a provision for credit losses which is charged to expense.  Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Cash received on previously charged off amounts is recorded as a recovery to the allowance.

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

Allowance for Credit Losses on Unfunded Commitments - The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on unfunded commitments is adjusted through provision for credit losses. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

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

Other Real Estate Owned - Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure.  Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses.  OREO, when acquired, is initially recorded at fair value less estimated disposition costs, establishing a new cost basis.  Fair value of OREO is generally based on an independent appraisal of the property.  Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less disposition costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Revenues and expenses associated with OREO are reported as a component of noninterest expense when incurred. There was no for other real estate owned at December 31, 2023 and at December 31, 2022.

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There was no for foreclosed assets at December 31, 2023 and at December 31, 2022.

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

The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2023, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Intangible Assets - The intangible assets at December 31, 2023 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  During 2023 the amortization of the core deposit intangible, from previously completed acquisitions, was completed. Therefore, Management did not need to perform an annual impairment test on core deposit intangibles as of September 30, 2023, as no impairment was possible. Core deposit intangibles could also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

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

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

2.INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-for-maturity at December 31, 2023 and 2022 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive (loss) income and gross unrecognized gains and losses:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,990	$—	$(1,036)	$—	$8,954
U.S. Government agencies	102	—	(7)	—	95
Obligations of states and political subdivisions	198,070	—	(17,848)	—	180,222
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	3	(5,525)	—	83,352
Private label mortgage and asset backed securities	372,610	10	(48,047)	—	324,573
	$669,646	$13	$(72,463)	$—	$597,196

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
Debt Securities:
Obligations of states and political subdivisions	$192,070	$70	$(14,188)	$177,952	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	—	(1,692)	9,066	—
Private label mortgage and asset backed securities	54,579	—	(5,944)	48,635	11
Corporate debt securities	46,086	—	(4,736)	41,350	1,020
	$303,493	$70	$(26,560)	$277,003	$1,051

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,990	$—	$(1,283)	$8,707
U.S. Government agencies	107	—	(9)	98
Obligations of states and political subdivisions	201,638	—	(26,653)	174,985
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	117,292	4	(7,803)	109,493
Private label mortgage and asset backed securities	411,441	14	(55,913)	355,542
Corporate debt securities	—	—	—	—
`	$740,468	$18	$(91,661)	$648,825

	December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
Obligations of states and political subdivisions	192,004	67	(23,166)	$168,905
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,430	—	(1,762)	8,668
Private label mortgage and asset backed securities	56,691	—	(5,931)	50,760
Corporate debt securities	45,982	—	(3,066)	42,916
Total held-to-maturity	$305,107	$67	$(33,925)	$271,249

Proceeds and gross realized (losses)/gains on investment securities for the years ended December 31, 2023, 2022, and 2021 are shown below (in thousands):

	Years Ended December 31,
	2023	2022	2021
Available-for-Sale Securities
Proceeds from sales or calls	$26,361	$252,331	$26,222
Gross realized gains from sales or calls	$—	$5,235	$580
Gross realized losses from sales or calls	$(907)	$(6,965)	$(79)

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

Losses recognized in 2023, 2022, and 2021 were incurred in order to reposition the investment securities portfolio based on the current rate environment. The securities sold at a loss were acquired when the rate environment was not as volatile. The securities sold were primarily purchased to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to fund loan growth.

The provision for income taxes includes $(268,000), $(511,000), and $148,000 income (benefit)/tax impact from the reclassification of unrealized net (losses)/gains on available-for-sale securities to realized net (losses)/gains on available-for-sale securities for the years ended December 31, 2023, 2022, and 2021, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at December 31, 2023 and 2022 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2023		December 31, 2022
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	9,992	8,954	—	—
After five years through ten years	40,264	35,379	45,918	38,383
After ten years	157,804	144,843	165,710	145,309
	208,060	189,176	211,628	183,692
Investment securities not due at a single maturity date:
U.S. Government agencies	102	95	107	98
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	83,352	117,292	109,493
Private label mortgage and asset backed securities	372,610	324,573	411,441	355,542
	$669,646	$597,196	$740,468	$648,825

	December 31, 2023		December 31, 2022
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	8,463	8,136	132	129
After five years through ten years	74,746	68,552	51,424	46,143
After ten years	108,861	101,264	140,448	122,633
	192,070	177,952	192,004	168,905
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	9,066	10,430	8,668
Private label mortgage and asset backed securities	54,579	48,635	56,691	50,760
Corporate debt securities	46,086	41,350	45,982	42,916
	$303,493	$277,003	$305,107	$271,249

At December 31, 2023 there were five issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$8,954	$(1,036)	$8,954	$(1,036)
U.S. Government agencies	—	—	95	(7)	95	(7)
Obligations of states and political subdivisions	—	—	180,222	(17,848)	180,222	(17,848)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	392	(3)	82,760	(5,522)	83,152	(5,525)
Private label residential mortgage and asset backed securities	—	—	323,655	(48,047)	323,655	(48,047)
	$392	$(3)	$595,686	$(72,460)	$596,078	$(72,463)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$108	$(1)	$175,309	$(14,187)	$175,417	$(14,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	9,066	(1,692)	9,066	(1,692)
Private label residential mortgage and asset backed securities	—	—	48,635	(5,944)	48,635	(5,944)
Corporate debt securities	—	—	41,350	(4,736)	41,350	(4,736)
	$108	$(1)	$274,360	$(26,559)	$274,468	$(26,560)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$8,707	$(1,283)	$8,707	$(1,283)
U.S. Government agencies	$—	$—	$98	$(9)	$98	$(9)
Obligations of states and political subdivisions	90,808	(12,208)	84,177	(14,445)	174,985	(26,653)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	20,825	(1,058)	88,520	(6,745)	109,345	(7,803)
Private label residential mortgage backed securities	126,284	(14,529)	229,152	(41,384)	355,436	(55,913)
	$237,917	$(27,795)	$410,654	$(63,866)	$648,571	$(91,661)

	December 31, 2022
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$48,311	$(5,505)	$118,026	$(17,661)	$166,337	$(23,166)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	8,668	(1,762)	8,668	(1,762)
Private label residential mortgage and asset backed securities	19,393	(1,916)	31,367	(4,015)	50,760	(5,931)
Corporate debt securities	23,997	(1,561)	18,919	(1,505)	42,916	(3,066)
	$91,701	$(8,982)	$176,980	$(24,943)	$268,681	$(33,925)

As of December 31, 2023, the Company had a total of 178 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 43 obligations of states and political subdivisions, 52 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 77 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at December 31, 2023 or upon adoption of ASU 2016-13 on January 1, 2023. As of both dates, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of December 31, 2023, the Company determined that it is not more likely than not that the Company would be required to sell securities.

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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of December 31, 2023 and December 31, 2022.

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

The allowance for credit losses on HTM securities was $1,051,000 at December 31, 2023.

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

	December 31, 2023
Debt Securities Held-to-Maturity	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,070	$—	$—
Private label mortgage and asset backed securities	46,334	—	8,245
Corporate debt securities	—	30,173	15,913
Total debt securities held-to-maturity	$238,404	$30,173	$24,158

Investment securities with amortized costs totaling $343,629,000 and $214,579,000 and fair values totaling $315,069,000 and $190,814,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2023 and 2022, respectively.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $4,752,000 and $4,512,000 at December 31, 2023 and December 31, 2022 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	December 31, 2023	December 31, 2022
Commercial:
Commercial and industrial	$105,466	$141,197
Agricultural production	33,556	37,007
Total commercial	139,022	178,204
Real estate:
Construction & other land loans	33,472	109,175
Commercial real estate - owner occupied	215,146	194,663
Commercial real estate - non-owner occupied	539,522	464,809
Farmland	120,674	119,648
Multi-family residential	61,307	24,586
1-4 family - close-ended	96,558	93,510
1-4 family - revolving	27,648	30,071
Total real estate	1,094,327	1,036,462
Consumer	55,606	40,252
Total gross loans	1,288,955	1,254,918
Net deferred origination fees	1,842	1,386
Loans, net of deferred origination fees	1,290,797	1,256,304
Allowance for credit losses	(14,653)	(10,848)
Total loans, net	$1,276,144	$1,245,456

At December 31, 2023 and December 31, 2022, loans originated under Small Business Administration (SBA) programs totaling $18,246,000 and $19,947,000, respectively, were included in the real estate and commercial categories, of which, $13,955,000 or 76% and $15,333,000 or 77%, respectively, are secured by government guarantees.

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

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for credit losses on an individual loan basis. There were no loans on nonaccrual or individually evaluated as of December 31, 2023 or December 31, 2022.

The following table shows the summary of activities for the allowance for credit losses as of and for the year ended December 31, 2023, 2022, and 2021 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,814	$7,803	$607	$284	$340	$10,848
Impact of adoption of ASU 2016-13	454	1,693	1,614	489	(340)	3,910
(Credit) provision for credit losses (1)	(766)	296	199	186	—	(85)
Charge-offs	(636)	—	—	(53)	—	(689)
Recoveries	609	—	15	45	—	669
Ending balance, December 31, 2023	$1,475	$9,792	$2,435	$951	$—	$14,653
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $309 includes a $276 provision for held-to-maturity securities and a $118 provision for unfunded loan commitments.

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	$568	$280	$9,600
(Credit) provision for credit losses (1)	(531)	1,062	409	60	1,000
Charge-offs	(27)	—	(151)	—	(178)
Recoveries	367	—	59	—	426
Ending balance, December 31, 2022	$1,820	$7,803	$885	$340	$10,848
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $995 includes a $(5) credit for unfunded loan commitments.

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2021	$2,019	$9,174	$1,091	$631	$12,915
Credit for credit losses (1)	(663)	(2,752)	(534)	(351)	(4,300)
Charge-offs	(46)	—	(221)	—	(267)
Recoveries	701	319	232	—	1,252
Ending balance, December 31, 2021	$2,011	$6,741	$568	$280	$9,600
(1) Represents credit losses for loans only. The credit for credit losses on the Consolidated Statements of Income of $(4,435) includes a $(135) credit for unfunded loan commitments.

During the year ended December 31, 2023, the credit to credit losses was primarily driven by stable economic scenario forecasts in commercial real estates, partially offset by loan balances changes. Management believes that the allowance for credit losses at December 31, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$19,886	$17,129	$21,050	$4,643	$1,561	$6,980	$29,391	$215	$100,855
Special mention	—	277	139	183	107	272	3,750	—	4,728
Substandard	—	—	—	156	—	66	—	—	222
Total	$19,886	$17,406	$21,189	$4,982	$1,668	$7,318	$33,141	$215	$105,805
Current period gross write-offs	$241	$—	$323	$—	$—	$—	$—	$—	$564

Agricultural production
Pass/Watch	$153	$830	$14	$—	$251	$112	$30,241	$999	$32,600
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	676	—	—	—	—	300	—	976
Total	$153	$1,506	$14	$—	$251	$112	$30,541	$999	$33,576
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$20,648	$25,132	$20,783	$39,356	$21,831	$80,384	$3,207	$—	$211,341
Special mention	—	—	—	—	—	3,026	272	—	3,298
Substandard	—	—	—	—	—	497	—	—	497
Total	$20,648	$25,132	$20,783	$39,356	$21,831	$83,907	$3,479	$—	$215,136

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$81,153	$115,031	$77,375	$38,307	$12,181	$175,419	$19,218	$3,216	$521,900
Special mention	—	600	—	—	—	374	—	—	974
Substandard	—	—	—	—	13,625	2,344	—	—	15,969
Total	$81,153	$115,631	$77,375	$38,307	$25,806	$178,137	$19,218	$3,216	$538,843
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$8,382	$24,063	$10,873	$29,770	$11,155	$23,324	$8,695	$1,955	$118,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,213	—	200	—	—	2,413
Total	$8,382	$24,063	$10,873	$31,983	$11,155	$23,524	$8,695	$1,955	$120,630
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Current period gross write-offs	$75	$—	$—	$—	$—	$—	$—	$—	$75

Consumer
Pass/Watch	$34,866	$8,745	$6,503	$2,265	$2,007	$2,398	$643	$4	$57,431
Special mention	—	—	—	—	—	—	—	—	—
Substandard	182	—	42	—	—	—	—	—	224
Total	$35,048	$8,745	$6,545	$2,265	$2,007	$2,398	$643	$4	$57,655
Current period gross write-offs	$23	$—	$—	$—	$27	$—	$—	$—	$50

Total loans outstanding (risk rating):
Pass/Watch	$176,718	$272,426	$184,445	$119,665	$56,765	$320,310	$117,756	$13,411	$1,261,496
Special mention	—	877	139	183	107	3,672	4,022	—	9,000
Substandard	182	676	42	2,369	13,625	3,107	300	—	20,301
Grand Total	$176,900	$273,979	$184,626	$122,217	$70,497	$327,089	$122,078	$13,411	$1,290,797
Current period total gross write-offs	$339	$—	$323	$—	$27	$—	$—	$—	$689

The following table shows the loan portfolio by class, net of deferred fees, allocated by management’s internal risk ratings at December 31, 2022 (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial:
Commercial and industrial	$131,300	$8,707	$1,655	$—	$141,662
Agricultural production	24,926	6,713	5,399	—	37,038
Real Estate:
Construction & other land loans	93,817	—	15,024	—	108,841
Commercial real estate - owner occupied	189,344	3,283	2,169	—	194,796
Commercial real estate - non-owner occupied	458,746	3,440	2,412	—	464,598
Farmland	109,898	8,879	824	—	119,601
Multi-family residential	24,636	—	—	—	24,636
1-4 family - close-ended	93,644	—	—	—	93,644
1-4 family - revolving	30,031	—	266	—	30,297
Consumer:	41,155	2	34	—	41,191
Total	$1,197,497	$31,024	$27,783	$—	$1,256,304

The following table shows an aging analysis of the loan portfolio by class at December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$25	$—	$—	$25	$105,441	$105,466	$—	$—
Agricultural production	507	—	—	507	33,049	33,556	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	33,472	33,472	—	—
Commercial real estate - owner occupied	—	—	—	—	215,146	215,146	—	—
Commercial real estate - non-owner occupied	—	—	—	—	539,522	539,522	—	—
Farmland	—	—	—	—	120,674	120,674	—	—
Multi-family residential	—	—	—	—	61,307	61,307	—	—
1-4 family - close-ended	2,973	—	—	—	96,558	96,558	—	—
1-4 family - revolving	—	—	—	—	27,648	27,648	—	—
Consumer	169	68	—	237	55,369	55,606	—	—
Deferred fees	—	—	—	—	$1,842	1,842	—	—
Total	$3,674	$68	$—	$769	$1,290,028	$1,290,797	$—	$—

The following table shows an aging analysis of the loan portfolio by class at December 31, 2022 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$440	$—	$—	$440	$140,757	$141,197	$—	$—
Agricultural production	—	—	—	—	37,007	37,007	—	—
Real estate:	—				0
Construction & other land loans	—	—	—	—	109,175	109,175	—	—
Commercial real estate - owner occupied	250	—	—	250	194,413	194,663	—	—
Commercial real estate - non-owner occupied	4,507	—	—	4,507	460,302	464,809	—	—
Farmland	—	—	—	—	119,648	119,648	—	—
Multi-family residential	—	—	—	—	24,586	24,586	—	—
1-4 family - close-ended	—	—	—	—	93,510	93,510	—	—
1-4 family - revolving	465	—	—	465	29,606	30,071	—	—
Consumer	233	—	—	233	40,019	40,252	—	—
Deferred fees	—	—	—	—	1,386	1,386	—	—
Total	$5,895	$—	$—	$5,895	$1,250,409	$1,256,304	$—	$—

As of December 31, 2023 and December 31, 2022 there were no collateral dependent loans.

There was no foregone interest on nonaccrual loans for the year ended December 31, 2023. Foregone interest on nonaccrual loans totaled $132,000 and $99,000 for the years ended December 31, 2022 and 2021, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the years ended December 31, 2023 or 2022. As of December 31, 2022, the Company had a recorded investment in troubled debt restructurings (“TDR”) of $2,372,000. The Company allocated $314,000 of specific reserves for those loans at December 31, 2022. The Company committed to lend no additional amounts as of December 31, 2022 to customers with outstanding loans that were classified as troubled debt restructurings.

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
The following table shows the ending balances of loans as of December 31, 2022 and December 31, 2021 by portfolio segment and by impairment methodology (in thousands):

	Commercial	Real Estate	Consumer	Total
Loans:
Ending balance, December 31, 2022	$180,204	$910,881	$163,833	$1,254,918
Ending balance: individually evaluated for impairment	$1,240	$139	$993	$2,372
Ending balance: collectively evaluated for impairment	$178,964	$910,742	$162,840	$1,252,546

The following table shows information related to impaired loans by class at December 31, 2022 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$993	$1,007	$—
Total with no related allowance recorded	993	1,007	—

With an allowance recorded:
Commercial:
Commercial and industrial	1,240	1,240	309
Real estate:
Commercial real estate	126	126	2
Agricultural real estate	13	13	3
Total real estate	139	139	5
Total with an allowance recorded	1,379	1,379	314
Total	$2,372	$2,386	$314

The recorded investment in loans excludes accrued interest receivable and net loan origination fees, due to immateriality.

The following table shows information related to impaired loans by class at December 31, 2021 (in thousands):

	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded:
Consumer:
Equity loans and lines of credit	$136	$172	$—
Total with no related allowance recorded	136	172	—

With an allowance recorded:
Commercial:
Commercial and industrial	6,452	6,491	544
Agricultural land and production	634	714	63
Total commercial	7,086	7,205	607
Real estate:
Real estate construction and other land loans	292	292	30
Commercial real estate	137	138	3
Agricultural real estate	21	21	5
Total real estate	450	451	38
Consumer:
Equity loans and lines of credit	914	914	4
Total consumer	914	914	4
Total with an allowance recorded	8,450	8,570	649
Total	$8,586	$8,742	$649

4. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Land	$729	$1,131
Buildings and improvements	5,020	8,360
Furniture, fixtures and equipment	15,725	11,885
Leasehold improvements	10,218	4,305
	31,692	25,681
Less accumulated depreciation and amortization	(17,650)	(17,694)
	$14,042	$7,987

Depreciation and amortization included in occupancy and equipment expense totaled $891,000, $755,000 and $897,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

5.  GOODWILL AND INTANGIBLE ASSETS

Business combinations involving the Company’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2023 and 2022 was $53,777,000. Total goodwill at December 31, 2023 consisted of $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the cost of Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the net of the amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes.  A decline in net earnings could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment.

Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2023, so goodwill was not required to be retested.

Intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2013 acquisition of Visalia Community Bank.  Core deposit intangibles are amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition. Upon acquisition, the core deposit intangible asset of Visalia Community Bank was recorded as $1,365,000.

There was no carrying value remaining of this intangible asset at December 31, 2023, compared to a carrying value at December 31, 2022 of $68,000, which was net of $1,297,000 in accumulated amortization expense.  Amortization expense recognized was $68,000 for 2023, $454,000 for 2022, and $661,000 for 2021.

6. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2023	2022
Savings	$179,609	$215,287
Money market	497,043	435,783
NOW accounts	251,334	324,089
Time, $250,000 or more	24,257	13,338
Time, under $250,000	137,828	54,585
	$1,090,071	$1,043,082
Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2024	$128,035
2025	3,327
2026	1,343
2027	15,334
2028	14,046
Thereafter	—
$162,085

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Savings	$245	$25	$20
Money market	8,910	848	661
NOW accounts	366	207	162
Time certificates of deposit	6,006	117	193
	$15,527	$1,197	$1,036

As of December 31, 2023 and December 31, 2022 uninsured deposits totaled $821,756,000 and $900,123,000, respectively.

7. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2023, the Company had a $35,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco advance with an interest rate of 5.70%, as compared to a $46,000,000 advance with an interest rate of 4.65% at December 31, 2022. Approximately $590,387,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Bank’s remaining borrowing capacity of $307,483,000 as of December 31, 2023. FHLB advances are also secured by investment securities with amortized costs totaling $22,315,000 and $21,745,000 and market values totaling $29,727,000 and $28,961,000 at December 31, 2023 and 2022, respectively.  The Bank’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 and $110,000,000 at December 31, 2023 and 2022, respectively, at interest rates which vary with market conditions. As of December 31, 2023 and 2022, the Company had no advances with correspondent banks.

Federal Reserve Line of Credit and Bank Term Funding Program - The Bank has a line of credit in the amount of $4,448,000 and $4,702,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2023 and 2022, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,894,000 and $5,508,000 and market values totaling $4,374,000 and $4,893,000, respectively.  The Bank participates in the Bank Term Funding Program (BTFP) which offers loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. These assets are valued at par. The BTFP is an additional source of liquidity against high-quality securities

At December 31, 2023, the Bank had $45,000,000 as a short-term loan outstanding with the FRB under the Bank Term Funding Program at an interest rate of 4.81%. The Bank had no borrowings with the FRB as of December 31, 2022.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2023 and December 31, 2022:

Credit Lines (In thousands)	December 31, 2023	December 31, 2022
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$342,483	$365,309
Balance outstanding	$35,000	$46,000
Collateral pledged	$612,702	$687,357
Fair value of collateral	$500,972	$565,869
Federal Reserve Bank Term Loan Funding Program
Credit limit	$46,174	$—
Balance outstanding	$45,000	$—
Collateral pledged	$53,650	$—
Fair value of collateral	$47,603	$—
Federal Reserve Bank
Credit limit	$4,448	$4,702
Balance outstanding	$—	$—
Collateral pledged	$4,894	$5,508
Fair value of collateral	$4,374	$4,893

8.  LEASES

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

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2023 are as follows (in thousands):

Years Ending December 31,
2024	2,214
2025	1,720
2023	1,535
2027	1,305
2028	663
Thereafter	1,920
Total lease payments	9,357
Less: imputed interest	(237)
Present value of operating lease liabilities	$9,120

The table below summarizes the total lease cost for the period ending:

(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$2,375	$2,187	$2,088
Short-term lease cost	—	—	3
Variable lease cost	347	307	353
Total lease cost	$2,722	$2,494	$2,444

The table below summarizes other information related to our operating leases:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term, in years	5.91	6.38
Weighted average discount rate	1.40%	1.50%

The table below shows operating lease right of use assets and operating lease liabilities as of :

(Dollars in thousands)	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$8,311	$10,629
Operating lease liabilities	$9,120	$11,449

The right-of-use-assets and lease liabilities are included with other assets and other liabilities on the consolidated balance sheet, respectively.

9. INCOME TAXES

The provision for income taxes for the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	Federal	State	Total
2023
Current	$4,692	$3,502	$8,194
Deferred	176	(66)	110
Provision for income taxes	$4,868	$3,436	$8,304
2022
Current	$4,827	$3,445	$8,272
Deferred	80	144	224
Provision for income taxes	$4,907	$3,589	$8,496
2021
Current	$4,687	$3,464	$8,151
Deferred	1,002	463	1,465
Provision for income taxes	$5,689	$3,927	$9,616

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$4,643	$3,207
Deferred compensation	4,152	4,204
Unrealized loss on available-for-sale investment securities	27,716	34,093
Net operating loss carryovers	1,754	1,907
Mark-to-market adjustment	301	497
Other deferred tax assets	302	84
Other-than-temporary impairment	30	30
Loan and investment impairment	280	376
Operating lease liabilities	2,696	3,385
Partnership income	74	52
State taxes	718	777
Bank premises and equipment	229	(385)
Total deferred tax assets	42,895	48,227
Deferred tax liabilities:
Operating lease right-of-use assets	(2,457)	(3,142)
Finance leases	(625)	(668)
Unrealized gain on available-for-sale investment securities	—	—
Core deposit intangible	—	(20)
FHLB stock	(191)	(191)
Loan origination costs	(1,166)	(829)
Total deferred tax liabilities	(4,439)	(4,850)
Net deferred tax assets	$38,456	$43,377

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2023 and 2022.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2023, 2022, and 2021 consisted of the following:

	2023	2022	2021
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State taxes, net of Federal tax benefit	8.0%	8.1%	8.2%
Tax exempt investment security income, net	(3.5)%	(3.7)%	(3.1)%
Bank owned life insurance, net	(0.6)%	(0.8)%	(0.5)%
Compensation - stock compensation	—%	(0.2)%	(0.2)%
Low income housing tax credits	(0.6)%	(0.3)%	(0.3)%
Other	0.2%	0.1%	0.2%
Effective tax rate	24.5%	24.2%	25.3%

As of December 31, 2023, the Company had Federal and California net operating loss (“NOL”) carry-forwards of $5,659,000 and $6,599,000, respectively. These NOLs were acquired through business combinations and are subject to IRC 382 will begin expiring at various dates between 2030 and 2035, for federal purposes and various dates between 2030 and 2036 for California purposes. While they are subject to IRC Section 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or state income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2020 and by the state taxing authorities for the years ended before December 31, 2019.

As of December 31, 2023, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.

During the years ended December 31, 2023 and 2022, the Company recorded no interest or penalties related to uncertain tax positions.

10. SENIOR DEBT AND SUBORDINATED DEBENTURES

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(411)	(556)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,744	$69,599

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

Interest expense recognized by the Company for the Subordinated Debentures for the years ended December 31, 2023, 2022, and 2021 was $1,239,000, $1,239,000, and $173,000, respectively.

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

Interest expense recognized by the Company for the Senior Debt for the years ended December 31, 2023, 2022, and 2021 was $2,053,000, $544,000, and $0, respectively.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2023, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of December 31, 2023, the rate was 7.26%.  Interest expense recognized by the Company for the years ended December 31, 2023, 2022, and 2021 was $360,000, $188,000 and $93,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

Correspondent Banking Agreements - The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits totaled $3,813,000 at December 31, 2023.

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

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2023	2022
Commitments to extend credit	$274,282	$286,925
Standby letters of credit	$1,988	$1,216

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2023 and 2022.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2023, commercial loan commitments represent 47% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 49% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 4% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

At December 31, 2023 and 2022, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $839,000 and $110,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2023, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 95.5% of total loans of which 10.7% were commercial and 84.8% were real-estate-related.

At December 31, 2022, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 96.8% of total loans of which 14.1% were commercial and 82.7% were real-estate-related.

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

Investments in Low Income Housing Tax Credit Funds - The unfunded commitments as of December 31, 2023 and 2022 in low income housing tax credit funds were $4,371,000 and $4,949,000, respectively. All commitments will be paid by the Company by 2038.

12. SHAREHOLDERS’ EQUITY

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

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2023 and 2022.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s regulatory capital ratios as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	Actual Ratio
December 31, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$222,567	9.18%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%
Total Risk-Based Capital Ratio	$273,699	16.08%

December 31, 2022
Tier 1 Leverage Ratio	$205,154	8.37%
Common Equity Tier 1 Ratio (CET 1)	$200,154	11.92%
Tier 1 Risk-Based Capital Ratio	$205,154	12.22%
Total Risk-Based Capital Ratio	$250,556	14.92%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2023 and December 31, 2022, as well as the minimum capital ratios for capital adequacy for the Bank:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2023	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%

December 31, 2022
Tier 1 Leverage Ratio	$266,373	10.86%	$98,075	4.00%
Common Equity Tier 1 Ratio (CET 1)	$266,373	15.87%	$75,516	7.00%
Tier 1 Risk-Based Capital Ratio	$266,373	15.87%	$100,688	8.50%
Total Risk-Based Capital Ratio	$277,331	16.53%	$134,251	10.50%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
Dividends - During 2023, the Bank declared and paid cash dividends to the Company in the amount of $6,963,000, in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $5,657,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2023. The Company did not repurchase or retire any common stock during the year ended December 31, 2023.

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

During 2021, the Bank declared and paid cash dividends to the Company in the amount of $7,679,000, in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $5,757,000 or $0.47 per common share cash dividend to shareholders of record during the year ended December 31, 2021. During the year ended December 31, 2021, the Company repurchased and retired common stock in the amount of $13,619,000.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2023, $72,335,000 of the Bank’s retained earnings were free of these restrictions.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2023	2022	2021
Basic Earnings Per Common Share:
Net income	$25,536	$26,645	$28,401
Weighted average shares outstanding	11,728,858	11,715,376	12,237,424
Net income per common share	$2.17	$2.27	$2.32
Diluted Earnings Per Common Share:
Net income	$25,536	$26,645	$28,401
Weighted average shares outstanding	11,728,858	11,715,376	12,237,424
Effect of dilutive stock options and warrants	24,014	23,698	44,508
Weighted average shares of common stock and common stock equivalents	11,752,872	11,739,074	12,281,932
Net income per diluted common share	$2.17	$2.27	$2.31

No outstanding options or restricted stock awards considered were anti-dilutive at December 31, 2023, 2022, and 2021.

13. EQUITY-BASED COMPENSATION

In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 612,652 shares remain reserved for future grants as of December 31, 2023.

Share-based compensation cost recognized for the 2015 Plan plans was $858,000, $776,000, and $562,000 for the years ended December 31, 2023, 2022, and 2021, respectively. The recognized tax benefit for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $0, $87,000, and $50,000 for the years ended December 31, 2023, 2022, and 2021, respectively.

No options to purchase shares of the Company’s common stock were granted during the years ending December 31, 2023, 2022 and 2021 from any of the Company’s stock based compensation plans.

A summary of the combined activity of the Plans during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	77,070	$10.06	1.51	$382
Options exercised	(24,265)	$10.6
Options outstanding at December 31, 2021	52,805	$9.81	0.57	$581
Options exercised	(50,205)	$9.74
Options forfeited	(2,600)	$11.12
Options outstanding at December 31, 2022 and 2023	—	$—	0.00	$—

Information related to the stock option plan during each year follows (in thousands):

	2023	2022	2021
Intrinsic value of options exercised	$—	$496	$253
Cash received from options exercised	$—	$489	$257
Excess tax benefit realized for option exercises	$—	$87	$50
As of December 31, 2023, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested.

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

The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Outstanding restricted awards related to these agreements are presented in the table below. Common stock awards for performance vest immediately. During 2023 and 2022 the Company awarded 10,347 and 13,446 shares, recognizing compensation expense for these shares of $221,000 and $279,000, respectively.

Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The following table summarizes restricted stock activity for the years ended as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2021	30,013	$15.60
Granted	31,496	$18.83
Vested	(37,085)	$15.12
Forfeited	(247)	$20.26
Nonvested outstanding shares at December 31, 2021	24,177	$20.50
Granted	56,089	$17.75
Vested	(33,316)	$20.39
Forfeited	(244)	$20.50
Nonvested outstanding shares at December 31, 2022	46,706	$17.28
Granted	69,692	$15.86
Vested	(40,387)	$17.90
Forfeited	(878)	$15.79
Nonvested outstanding shares at December 31, 2023	75,133	$15.65
The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries. Each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.

As of December 31, 2023, there were 75,133 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $612,000, $474,000, and $385,000 for the year ended December 31, 2023, 2022, and 2021 respectively.

As of December 31, 2023, there was $763,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 2.16 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $649,000 at December 31, 2023.

14. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $850,000, $1,000,000, and $1,050,000 to the profit sharing plan in 2023, 2022, and 2021, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2023, 2022, and 2021, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2023, 2022, and 2021, the Bank made matching contributions totaling $1,089,000, $1,046,000, and $1,014,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.10% at December 31, 2023).  At December 31, 2023 and 2022, the total net deferrals included in accrued interest payable and other liabilities were $4,131,000 and $4,023,000, respectively.

In connection with the implementation of the above plan, single premium universal life insurance policies on the life of each participant were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $11,252,000 and $10,915,000 and at December 31, 2023 and 2022, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2023, 2022, and 2021, was $292,000, $278,000, and $264,000, respectively.

In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.10% at December 31, 2023).  At December 31, 2023 and 2022, the total net deferrals included in accrued interest payable and other liabilities were $271,000 and $300,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 10-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense/(benefit) recognized under these plans for the years ended December 31, 2023, 2022, and 2021, totaled $186,000, $(430,000), and $377,000, respectively. Note, the expense is effected by the changing discount rate used to calculate the liability. Accrued compensation payable under the salary continuation plans totaled $9,291,000 and $9,554,000 at December 31, 2023 and 2022, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.

In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $30,320,000 and $29,622,000 at December 31, 2023 and 2022, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2023, 2022, and 2021 totaled $743,000, $706,000, and $576,000, respectively.

Employee Stock Purchase Plan - During 2017, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase the Company’s stock at a discount to fair market value as of the date of purchase. The Company bears all costs of administering the plan, including broker’s fees, commissions, postage and other costs actually incurred.

As of December 31, 2023, the Company had 418,083 shares remaining for purchase under the plan.

15. RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

Balance, January 1, 2023	$23,727
Disbursements	1,383
Amounts repaid	(832)
Balance, December 31, 2023	$24,278
Undisbursed commitments to related parties, December 31, 2023	$547

As of December 31, 2023 and 2022, the Company had $12,921,000 and $14,549,000 in related party deposits, respectively.

16. FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$30,017	$30,017	$—	$—	$30,017
Interest-earning deposits in other banks	23,711	23,711	—	—	23,711
Held-to-maturity investment securities	302,442	—	277,003	—	277,003
Loans, net	1,276,144	—	—	1,213,098	1,213,098
Accrued interest receivable	10,898	—	6,146	4,752	10,898
Financial liabilities:
Time deposits	162,085	—	160,839	—	160,839
Short-term borrowings	80,000	—	79,991	—	79,991
Senior debt and subordinated debentures	69,744	—	—	61,121	61,121
Accrued interest payable	778	—	594	184	778

	December 31, 2022
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,485	$25,485	$—	$—	$25,485
Interest-earning deposits in other banks	5,685	5,685	—	—	5,685
Held-to-maturity investment securities	305,107	—	271,249	—	271,249
Loans, net	1,245,456	—	—	1,113,849	1,113,849
Accrued interest receivable	10,547	—	6,035	4,512	10,547
Financial liabilities:
Time deposits	67,923	—	67,047	—	67,047
Short-term borrowings	46,000	—	46,000	—	46,000
Senior debt and subordinated debentures	69,599	—	—	62,504	62,504
Accrued interest payable	794	—	83	711	794

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

(e) Short-Term Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, maturing within one year, approximate their fair values resulting in a Level 2 classification.

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2023 and 2022:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$8,954	$—	$8,954	$—
U.S. Government agencies	95	—	95	—
Obligations of states and political subdivisions	180,222	—	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,352	—	83,352	—
Private label mortgage and asset backed securities	324,573	—	324,573	—
Equity Securities	6,649	6,649	—	—
Total assets measured at fair value on a recurring basis	$603,845	$6,649	$597,196	$—

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Available-for-sale debt securities:
U.S. Treasury securities	$8,707	$—	$8,707	$—
U.S. Government agencies	98	—	98	—
Obligations of states and political subdivisions	174,985	—	174,985	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	109,493	—	109,493	—
Private label residential mortgage and asset backed securities	355,542	—	355,542	—
Corporate debt securities	—	—	—	—
Equity Securities	6,558	6,558	—	—
Total assets measured at fair value on a recurring basis	$655,383	$6,558	$648,825	$—

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the years ended December 31, 2023 and 2022, no transfers between levels occurred.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2023 or December 31, 2022. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2023 or December 31, 2022.

Non-Recurring Basis

There were no assets measured on a non-recurring basis at December 31, 2023 and December 31, 2022.

17. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2023 and 2022

(In thousands)	2023	2022
ASSETS
Cash and cash equivalents	$776	$3,202
Investment in Bank subsidiary	274,596	240,879
Other assets	1,704	989
Total assets	$277,076	$245,070
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Senior debt and subordinated debentures	$69,744	$69,599
Other liabilities	268	811
Total liabilities	70,012	70,410
Shareholders’ equity:
Common stock	62,550	61,487
Retained earnings	210,548	194,400
Accumulated other comprehensive loss, net of tax	(66,034)	(81,227)
Total shareholders’ equity	207,064	174,660
Total liabilities and shareholders’ equity	$277,076	$245,070

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
Income:
Dividends declared by (Company) Subsidiary - eliminated in consolidation	$6,963	$(38,000)	$7,679
Other income	11	6	3
Total income	6,974	(37,994)	7,682
Expenses:
Interest on subordinated debentures and borrowings	3,652	1,971	266
Professional fees	1,305	239	296
Other expenses	283	601	560
Total expenses	5,240	2,811	1,122
Income (loss) before equity in undistributed net income of Subsidiary	1,734	(40,805)	6,560
Equity in undistributed net income of Subsidiary, net of distributions	22,256	66,583	21,496
Income before income tax benefit	23,990	25,778	28,056
Benefit from income taxes	1,546	867	345
Net income	$25,536	$26,645	$28,401

Total other comprehensive income (loss)	15,193	(88,859)	(7,224)
Comprehensive income (loss)	$40,729	$(62,214)	$21,177

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2023, 2022, and 2021

(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$25,536	$26,645	$28,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary, net of distributions	(22,256)	(66,583)	(21,496)
Equity-based compensation	858	776	562
Amortization of unamortized issuance cost	145	145	—
Net (increase) decrease in other assets	(715)	(499)	1
Net increase (decrease) in other liabilities	(542)	390	307
Benefit for deferred income taxes	—	15	6
Net cash provided by (used in) operating activities	3,026	(39,111)	7,781
Cash flows used in investing activities:
Investment in subsidiary	—	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated and senior debt	—	30,000	34,299
Cash dividend payments on common stock	(5,657)	(5,638)	(5,757)
Purchase and retirement of common stock	(1)	(6,814)	(13,619)
Proceeds from exercise of stock options	—	489	256
Proceeds from stock issued under employee stock purchase plan	206	216	204
Net cash (used in) provided by financing activities	(5,452)	18,253	15,383
(Decrease) increase in cash and cash equivalents	(2,426)	(20,858)	23,164
Cash and cash equivalents at beginning of year	3,202	24,060	896
Cash and cash equivalents at end of year	$776	$3,202	$24,060

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$4,180	$1,431	$119

18. SUBSEQUENT EVENT

On February 8, 2024, the Company received shareholder approval of the merger of Community West Bancshares with and into the Company, with Central Valley Community Bancorp as the resulting company, and Community West Bank with and into Central Valley Community Bank.

Additionally, all required regulatory approvals have been received for the merger and the closing of the transaction is expected to be completed as of April 1, 2024, subject to certain other customary closing conditions. Following the closing of the merger, the resulting company will assume the name Community West Bancshares, and Central Valley Community Bank will assume the name Community West Bank to reflect the expanded territory of the combined company.

Dividend Declared

On January 17, 2024, the Board of Directors declared a 0.12 per share cash dividend payable on February 19, 2024 to shareholders of record as of February 2, 2024.

ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. We reviewed the results of management’s assessment with our Audit Committee.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Pursuant to SEC rules applicable to small reporting companies and non-accelerated filers, this Annual Report on Form 10-K does not include an audit report on internal control over financial reporting from the Company’s independent registered public accounting firm.

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

None.

ITEM 9C-     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 -DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required of this Item can be found in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), under “Election of Directors”, which section of the Proxy Statement is incorporated herein by reference.

CODE OF ETHICS

We maintain and enforce Code of Business Conduct and Ethics that applies to all employees, including our CEO and CFO. A copy of our Code of Business Conduct and Ethics, has been posted on the Investor Relations portion of our website, under the Investment Menu - Governance Documents, at www.cvcb.com.

We intend to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our CEO by posting such changes or waivers to our website.

ITEM 11 -EXECUTIVE COMPENSATION.

The information required by this Item can be found in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), under “Executive Compensation”, “Compensation Discussion and Analysis”, “Compensation Committee Report”, and “Compensation of Directors”, which sections of the Proxy Statement is incorporated herein by reference.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

For information concerning security ownership of certain beneficial owners and management, see “Principal Shareholders” and “Election of Directors of the Company” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following chart sets forth information for the year ended December 31, 2023, regarding equity-based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	—	(1)	$—	612,652	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	—		$—	612,652
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

At December 31, 2023, there were 75,133 shares of restricted common stock issued and outstanding. No options to purchase shares of the Company’s common stock were issued during the years ended December 31, 2023 and 2022 from any of the Company’s equity-based compensation plans. During the year ended December 31, 2023, 69,692 shares of restricted common stock were granted under the 2015 Plan, and 56,089 shares of restricted common stock were granted during the year ended December 31, 2022.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

For information concerning certain relationships and related transactions, see “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “INDEBTEDNESS OF MANAGEMENT” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

ITEM 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

For information concerning principal accounting fees and services, see “PRINCIPAL ACCOUNTING FEES AND SERVICES” in the definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the Proxy Statement), which section of the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm (PCAOB ID:659) are set forth in Part II, Item 8 and incorporated by reference herein.

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

2.1
Agreement and Plan of Reorganization and Merger, dated October 10, 2023, by and among Central Valley Community Bancorp and Community West Bancshares, attached as Exhibit 2.1 to the Form 8-K, filed October 10, 2023 and incorporated herein by reference.

2.2
Agreement and Plan of Reorganization and Merger, dated December 19, 2012, by and among Central Valley Community Bancorp, Central Valley Community Bank and Visalia Community Bank, incorporated by reference to Appendix A to the proxy statement-prospectus contained in the Amendment No. 2 to Form S-4, Registration Statement No. 333-187260, filed May 8, 2013 and incorporated herein by reference.

2.3
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

3.1	Amended and Restated Articles of Incorporation of Central Valley Community Bancorp, attached as Exhibit 3.1 to the Form 10-Q for quarter ended June 30, 2010, refiled herein.

3.2	Revised and Restated Bylaws of the Company.

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

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.

10.1
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

10.6
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

10.7
Addendum A, Clovis Community Bank Split Dollar Agreement and Endorsement by and between Clovis Community Bank and Daniel N. Cunningham, Steven McDonald, Louis McMurray, and William S. Smittcamp, effective February 13, 2002, attached as Exhibit 10.38 to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002, filed August 12, 2002 and incorporated herein by reference.*

10.8
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

10.9
Amendment No. 1 to Salary Continuation Agreement by and between Central Valley Community Bank and Daniel J. Doyle effective October 16, 2002, attached as Exhibit 10.42 to the Annual Report on Form 10-KSB for the year ended December 31, 2002, filed March 31, 2003 and incorporated herein by reference.*

10.10
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

10.11
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

10.12
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

10.13
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

10.14
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Daniel N. Cunningham effective October 31, 2003, attached as Exhibit 10.47 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.15
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and William S. Smittcamp effective October 31, 2003, attached as Exhibit 10.48 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.16
Second Amendment to the Clovest Corporation Director Deferred Compensation Plan Agreement Dated November 14, 1996 by and between Clovest Corporation and Louis McMurray effective October 31, 2003, attached as Exhibit 10.49 to the Annual Report on Form 10-KSB for the year ended December 31, 2003, filed March 26, 2004 and incorporated herein by reference.*

10.17
Amendment No. 3 To Salary Continuation Agreement by and between Central Valley Community Bank and Daniel Doyle effective February 1, 2005, attached as Exhibit 10.62 to the Quarterly Report on Form 10-Q for the quarter ended June, 30 2005, filed August 15, 2005 and incorporated herein by reference.*

10.18
Salary Continuation Agreement Amendment dated March 1, 2008 by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.82 to Annual Report on Form 10-K for the year ended December 31, 2007, filed March 5, 2008 and incorporated herein by reference.*

10.19
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

10.20
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.21
Second Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.22
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.99 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.23
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.100 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.24
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.101 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.25
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.26
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.104 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.27
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.106 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.28
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.107 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.29
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.108 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.30
Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015, attached as Exhibit 10.110 to Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.*

10.31
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.32
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.33
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

10.34
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.35
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed as March 6, 2020 and incorporated herein by reference.*

10.36
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019. attached as Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 6, 2020 and incorporated herein by reference.*

10.37
Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.38
Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.87 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.39
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.88 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.40
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.41
Change in Control Agreement by and between Central Valley Community Bank and James J. Kim, Patrick A. Luis, A. Kenneth Ramos, Teresa Gilio, and Blaine C. Lauhon, Dated April 30, 2021, attached as Exhibit 99.1 to file Form 8-K, filed May 5, 2021 and incorporated herein by reference.*

10.42
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.93 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.43
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.94 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.44
Employment Agreement by and between Central Valley Community Bank and James J. Kim effective November 1, 2021, attached as Exhibit 99.2 to the Form 8K filed September 10, 2021 and incorporated herein by reference.*

10.45
Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James J. Kim, dated February 1, 2022, attached as Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022 and incorporated herein by reference.*

10.46
Change in Control Agreement by and between Central Valley Community Bank and Jeffrey Martin, effective June 3, 2022, attached as Exhibit 99.1 to the Form 8K filed June 3, 2022 and incorporated herein by reference.*

10.47	Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James J. Kim, dated February 1, 2023.*

10.48
Change in Control Agreement by and between Central Valley Community Bank and Shannon Livingston, effective September 22, 2023, attached as Exhibit 99.1 to the Form 8K filed September 22, 2023 and incorporated herein by reference.*

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated by reference.

23.1	Consent of Moss Adams LLP

23.2	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Executive Officer Incentive Compensation Recovery Policy.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

ITEM 16     FORM 10-K SUMMARY

Omitted at registrant’s option

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL VALLEY COMMUNITY BANCORP

Date:	March 15, 2024	By:	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer
(Principal Executive Officer)

Date:	March 15, 2024	By:	/s/ Shannon Livingston
Shannon Livingston
Executive Vice President and Chief Financial Officer
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

/s/ James J. Kim	Date: March 15, 2024
James J. Kim,
President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shannon Livingston	Date: March 15, 2024
Shannon Livingston
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Daniel J. Doyle	Date: March 15, 2024
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham	Date: March 15, 2024
Daniel N. Cunningham, Vice Chairman of the Board and Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 15, 2024
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 15, 2024
Robert J. Flautt, Director

/s/ Gary D. Gall	Date: March 15, 2024
Gary D. Gall, Director

/s/ Andriana D. Majarian	Date: March 15, 2024
Andriana D. Majarian, Director

/s/ Steven D. McDonald	Date: March 15, 2024
Steven D. McDonald, Director

/s/ Louis McMurray	Date: March 15, 2024
Louis McMurray, Director

/s/ Karen Musson	Date: March 15, 2024
Karen Musson, Director

/s/ Dorothea D. Silva	Date: March 15, 2024
Dorothea D. Silva, Director

/s/ William S. Smittcamp	Date: March 15, 2024
William S. Smittcamp, Director