Form 10-Q
period 2024-03-31
Community West Bancshares
filed 2024-05-14
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER: 000-31977

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 N. Financial Dr., Suite 101, Fresno, California	93720
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number (559) 298-1775

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, no par value	CWBC	NASDAQ Capital Market
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on which Registered)

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

As of April 30, 2024 there were 18,870,184 shares of the registrant’s common stock outstanding.

COMMUNITY WEST BANCSHARES AND SUBSIDIARY

2024 QUARTERLY REPORT ON FORM 10-Q

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
•restraints on the ability of Community West Bank to pay dividends to us, which could limit our liquidity;
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
•risks related to the merger with Community West Bancshares, including, among others; the expected business expansion may be less successful as projected; the integration of each party’s management, personnel and operations may not be successfully achieved or may be materially delayed or may be more costly or difficult than expected, deposit attrition, customer or employee loss and/or revenue loss as a result of the announcement of the proposed merger, and expenses related to the proposed merger may be greater than expected;
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

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Further information on other factors that could affect the financial results of the Company are included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC website at http://www.sec.gov.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2024	December 31, 2023

ASSETS
Cash and due from banks	$25,068	$30,017
Interest-earning deposits in other banks	35,891	23,711
Total cash and cash equivalents	60,959	53,728
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $643,525 at March 31, 2024 and $669,646 at December 31, 2023	573,534	597,196
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $894 at March 31, 2024 and $1,051 at December 31, 2023	302,512	302,442
Equity securities, at fair value	6,579	6,649
Loans, less allowance for credit losses of $14,658 at March 31, 2024 and $14,653 at December 31, 2023	1,271,951	1,276,144
Bank premises and equipment, net	14,102	14,042
Bank-owned life insurance	41,848	41,572
Federal Home Loan Bank stock	7,136	7,136
Goodwill	53,777	53,777
Accrued interest receivable and other assets	83,226	80,740
Total assets	$2,415,624	$2,433,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$911,176	$951,541
Interest bearing	1,120,073	1,090,071
Total deposits	2,031,249	2,041,612
Short-term borrowings	67,000	80,000
Senior debt and subordinated debentures, less debt issuance costs of $375 at March 31, 2024 and $411 at December 31, 2023	69,780	69,744
Accrued interest payable and other liabilities	35,878	35,006
Total liabilities	2,203,907	2,226,362
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 11,831,994 at March 31, 2024 and 11,818,039 at December 31, 2023	62,801	62,550
Retained earnings	212,805	210,548
Accumulated other comprehensive loss, net of tax	(63,889)	(66,034)
Total shareholders’ equity	211,717	207,064
Total liabilities and shareholders’ equity	$2,415,624	$2,433,426

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per-share amounts)	2024	2023
INTEREST INCOME:
Interest and fees on loans	$18,299	$16,777
Interest on deposits in other banks	432	75
Interest and dividends on investment securities:
Taxable	5,500	5,886
Exempt from Federal income taxes	1,396	1,405
Total interest income	25,627	24,143
INTEREST EXPENSE:
Interest on deposits	5,018	1,004
Interest on short-term borrowings	621	661
Interest on senior debt and subordinated debentures	915	897
Total interest expense	6,554	2,562
Net interest income before provision for credit losses	19,073	21,581
PROVISION FOR CREDIT LOSSES	575	633
Net interest income after provision for credit losses	18,498	20,948
NON-INTEREST INCOME:
Service charges	384	387
Net realized losses on sales and calls of investment securities	(373)	(219)
Other income	1,625	1,407
Total non-interest income	1,636	1,575
NON-INTEREST EXPENSES:
Salaries and employee benefits	8,638	8,034
Occupancy and equipment	1,543	1,258
Other	5,152	3,913
Total non-interest expenses	15,333	13,205
Income before provision for income taxes	4,801	9,318
Provision for income taxes	1,125	2,348
Net income	$3,676	$6,970
Earnings per common share:
Basic earnings per share	$0.31	$0.60
Weighted average common shares used in basic computation	11,750,528	11,703,813
Diluted earnings per share	$0.31	$0.59
Weighted average common shares used in diluted computation	11,790,231	11,731,135
Cash dividend per common share	$0.12	$0.12

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$3,676	$6,970
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,086	6,433
Reclassification of net losses included in net income	373	219
Amortization of net unrealized losses transferred	586	627
Other comprehensive income, before tax	3,045	7,279
Tax effect	(900)	(2,153)
Total other comprehensive income	2,145	5,126
Comprehensive income	$5,821	$12,096

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	6,970	—	6,970
Other comprehensive income	—	—	—	5,126	5,126
Stock issued under employee stock purchase plan	4,143	76	—	—	76
Stock awarded to employees	10,347	—	—	—	—
Restricted stock granted net of forfeitures	5,157	—	—	—	—
Stock-based compensation expense	—	361	—	—	361
Cash dividend	—	—	(1,410)	—	(1,410)
Balance, March 31, 2023	11,754,938	$61,924	$196,229	$(76,101)	$182,052

Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064
Net income	—	—	3,676	—	3,676
Other comprehensive income	—	—	—	2,145	2,145
Stock issued under employee stock purchase plan	4,380	70	—	—	70
Restricted stock granted net of forfeitures	9,275	—	—	—	—
Stock awarded to employees	300	—	—	—	—
Stock-based compensation expense	—	181	—	—	181
Cash dividend	—	—	(1,419)	—	(1,419)
Balance, March 31, 2024	11,831,994	$62,801	$212,805	$(63,889)	$211,717

See notes to unaudited consolidated financial statements.

CENTRAL VALLEY COMMUNITY BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Month Ended March 31,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,676	$6,970
Adjustments to reconcile net income to net cash provided by operating activities:
Net increase in deferred loan fees	(378)	(56)
Depreciation	381	158
Accretion	(443)	(515)
Amortization	1,302	2,306
Stock-based compensation	181	361
Provision for credit losses	575	633
Net realized losses on sales and calls of available-for-sale investment securities	373	219
Net change in equity securities	70	(105)
Increase in bank-owned life insurance, net of expenses	(275)	(249)
Net decrease in accrued interest receivable and other assets	(2,982)	(2,509)
Net increase in accrued interest payable and other liabilities	670	3,030
Provision for deferred income taxes	832	289
Net cash provided by operating activities	3,982	10,532
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales or calls of available-for-sale investment securities	5,700	12,066
Proceeds from maturity and principal repayments of available-for-sale investment securities	18,731	10,355
Proceeds from maturity and principal repayments of held-to-maturity investment securities	268	798
Net decrease (increase) in loans	3,702	(29,212)
Purchases of premises and equipment	(441)	(210)
Net cash provided by (used in) investing activities	27,960	(6,203)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(22,424)	(69,013)
Net increase in time deposits	12,062	145,110
Proceeds from short-term borrowings from Federal Home Loan Bank	331,000	3,346,500
Repayments of short-term borrowings to Federal Home Loan Bank	(344,000)	(3,392,500)
Proceeds from stock issued under employee stock purchase plan	70	76
Cash dividend payments on common stock	(1,419)	(1,410)
Net cash (used in) provided by financing activities	(24,711)	28,763
Increase in cash and cash equivalents	7,231	33,092
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,728	31,170
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,959	$64,262

See notes to unaudited consolidated financial statements.

	For the Three Month Ended March 31,
(In thousands)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$5,788	$2,730
Income taxes	$—	$—
Operating cash flows from operating leases	$577	$589
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$2,459	$6,652
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited)

Note 1.

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2023 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2024, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2024 and 2023 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855, “Subsequent Events,” the Company’s management has evaluated subsequent events for potential recognition or disclosure through the date of the issuance of these condensed consolidated financial statements. On April 1, 2024, the Company, formerly named Central Valley Community Bancorp, completed the acquisition of Community West Bancshares. Refer to Note 2 - Business Combinations for further discussion of this transaction.

Use of Estimates in the Preparation of Financial Statements
The preparation of these interim unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Segment and Significant Group Concentration of Credit Risk
Management has determined that since all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment, and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2024. None of the reclassifications had an impact on equity or net income.

Recently Issued or Adopted Accounting Pronouncements
FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU was issued to enhance the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements but will result in the expansion of the income tax disclosures.

FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU was issued to address stakeholder requests for more detailed information about expenses within each reportable segment and address disclosure requirements there within. The amendments retain existing disclosure requirements, and expand upon them for both interim and annual reporting periods. In addition, entities with a single reportable segment must now provide all segment disclosures required, including the new disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements but will result in inclusion of certain segment reporting requirements not previously required.

Note 2.  Business Combinations

Effective on April 1, 2024, Central Valley Community Bancorp (“Central Valley”) completed its merger transaction with Community West Bancshares (“Community West”). Shortly thereafter Community West Bank (“CWB”), a wholly owned subsidiary of Community West, merged with and into Central Valley Community Bank (“CVCB”), a wholly-owned subsidiary of Central Valley, with CVCB being the surviving banking institution. Effective with these mergers, the corporate name of Central Valley and CVCB were changed to Community West Bancshares and Community West Bank, respectively.

Pursuant to the terms of the merger, holders of Community West common stock had the right to receive 0.79 of a share of common stock of Central Valley for each share of Community West common stock held immediately prior to the effective time of the mergers, with cash to be paid in lieu of any fractional shares of common stock of Central Valley. As a result of the mergers, Central Valley issued approximately 7,038,220 shares of Central Valley common stock. The financial condition and results of operation of the combined companies will begin to be reported in the 2024 second quarter results.

The acquisition improves the Company’s footprint in Central California, expanding to the Central Coast. The acquisition diversifies its commercial banking business, adds additional revenue enhancing products, improves the Bank’s loan to deposit ratio, and creates operational efficiencies.

Immediately subsequent to the mergers, the newly combined company, had total assets of approximately $3.5 billion. Immediately prior to the merger on March 31, 2024, Community West had loans of approximately $973 million, deposits of approximately $848 million, borrowings from the Federal Home Loan Bank of San Francisco (FHLB) of $90 million, and total assets of approximately $1.1 billion. These amounts are subject to change as the Company is in the process of determining the fair value of Community West assets and liabilities acquired in accordance with generally accepted accounting principles. The Company anticipates recording goodwill and core deposit intangibles with this acquisition. Merger-related expenses of $383,000, are reflected in non-interest expense on the Consolidated Statements of Income for the three months ended March 31, 2024.

The Company will file an amended Form 8-K on or before June 17, 2024 that will include financial statements for Community West and combined pro forma financial information for the Company and Community West as if the merger was effective as of March 31, 2024 for the balance sheet and January 1, 2023 for the statements of income. The pro forma financial information will reflect various adjustments required by applicable acquisition accounting rules.

The acquisition of Community West will be accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The fair value of the acquired assets and liabilities is in process.

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	March 31, 2024
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,112)	$8,878	$—
U.S. Government agencies	100	—	(8)	92	—
Obligations of states and political subdivisions	197,311	—	(18,906)	178,405	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	86,205	4	(5,411)	80,798	—
Private label mortgage and asset backed securities	349,919	7	(44,565)	305,361	—
Total available-for-sale	$643,525	$11	$(70,002)	$573,534	$—

	March 31, 2024
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,099	$70	$(15,964)	$176,205	$14
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,841	—	(2,010)	8,831	—
Private label mortgage and asset backed securities	54,354	—	(5,738)	48,616	11
Corporate debt securities	46,112	—	(4,871)	41,241	869
Total held-to-maturity	$303,406	$70	$(28,583)	$274,893	$894

	December 31, 2023
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,036)	$—	$8,954
U.S. Government agencies	102	—	(7)	—	95
Obligations of states and political subdivisions	198,070	—	(17,848)	—	180,222
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	3	(5,525)	—	83,352
Private label mortgage and asset backed securities	372,610	10	(48,047)	—	324,573
Total available-for-sale	$669,646	$13	$(72,463)	$—	$597,196

	December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	192,070	70	(14,188)	$177,952	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	—	(1,692)	9,066	—
Private label mortgage and asset backed securities	54,579	—	(5,944)	48,635	11
Corporate debt securities	46,086	—	(4,736)	41,350	1,020
Total held-to-maturity	$303,493	$70	$(26,560)	$277,003	$1,051

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the periods ended March 31, 2024 and 2023 are shown below (in thousands):

	For the Three Month Ended March 31,
Available-for-Sale Securities	2024	2023
Proceeds from sales or calls	$5,700	$12,066
Gross realized gains from sales or calls	—	—
Gross realized losses from sales or calls	(373)	(219)

The provision for income taxes includes a $110,000 and $65,000 income tax benefit from security sales for the three months ended March 31, 2024 and 2023.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at March 31, 2024 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2024		December 31, 2023
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	15,662	13,754	9,992	8,954
After five years through ten years	34,482	30,340	40,264	35,379
After ten years	157,157	143,189	157,804	144,843
	207,301	187,283	208,060	189,176
Investment securities not due at a single maturity date:
U.S. Government agencies	100	92	102	95
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	86,205	80,798	88,874	83,352
Private label mortgage and asset backed securities	349,919	305,361	372,610	324,573
Total available-for-sale	$643,525	$573,534	$669,646	$597,196

	March 31, 2024		December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	8,492	8,142	8,463	8,136
After five years through ten years	74,868	68,489	74,746	68,552
After ten years	108,739	99,574	108,861	101,264
	192,099	176,205	192,070	177,952
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,841	8,831	10,758	9,066
Private label mortgage and asset backed securities	54,354	48,616	54,579	48,635
Corporate debt securities	46,112	41,241	46,086	41,350
Total held-to-maturity	$303,406	$274,893	$303,493	$277,003

At March 31, 2024 there were five issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,878	$(1,112)	$8,878	$(1,112)
U.S. Government agencies	—	—	92	(8)	92	(8)
Obligations of states and political subdivisions	—	—	178,405	(18,906)	178,405	(18,906)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	375	(7)	80,225	(5,404)	80,600	(5,411)
Private label mortgage and asset backed securities	856	(8)	304,451	(44,557)	305,307	(44,565)
Total available-for-sale	$1,231	$(15)	$572,051	$(69,987)	$573,282	$(70,002)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,954	$(1,036)	$8,954	$(1,036)
U.S. Government agencies	—	—	95	(7)	95	(7)
Obligations of states and political subdivisions	—	—	180,222	(17,848)	180,222	(17,848)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	392	(3)	82,760	(5,522)	83,152	(5,525)
Private label mortgage and asset backed securities	—	—	323,655	(48,047)	323,655	(48,047)
Total available-for-sale	$392	$(3)	$595,686	$(72,460)	$596,078	$(72,463)

As of March 31, 2024, the Company had a total of 173 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 43 obligations of states and political subdivisions, 48 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 76 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at March 31, 2024. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of March 31, 2024, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of March 31, 2024 and December 31, 2023.

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

The allowance for credit losses on HTM securities was $894,000 at March 31, 2024. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the three months ended March 31, 2024 and 2023 (in thousands):

	For the Three Months Ended March 31,
Debt Securities Held-to-Maturity	2024	2023
Beginning ACL balance	$1,051	$—
Impact of adoption of ASU 2016-13	—	776
Credit to credit losses	(157)	(92)
Total Ending ACL balance	$894	$684

During the three month period ended March 31, 2024, the credit to credit losses for held-to-maturity securities was primarily driven by improving economic scenarios and improvements in the probabilities of loss given default. Management believes that the allowance for credit losses for held-to-maturity securities at March 31, 2024 appropriately reflected expected credit losses at that date.

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

	March 31, 2024
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,099	$—	$—
Private label mortgage and asset backed securities	46,316	—	8,038
Corporate debt securities	—	30,182	15,930
Total debt securities held-to-maturity	$238,415	$30,182	$23,968

Note 4.  Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $4,752,000 and $4,512,000 at March 31, 2024 and December 31, 2023 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	March 31, 2024	December 31, 2023
Commercial:
Commercial and industrial	$86,918	$105,466
Agricultural production	24,982	33,556
Total commercial	111,900	139,022
Real estate:
Construction & other land loans	28,350	33,472
Commercial real estate - owner occupied	209,777	215,146
Commercial real estate - non-owner occupied	560,492	539,522
Farmland	117,015	120,674
Multi-family residential	61,993	61,307
1-4 family - close-ended	95,575	96,558
1-4 family - revolving	29,442	27,648
Total real estate	1,102,644	1,094,327
Consumer	69,886	55,606
Total gross loans	1,284,430	1,288,955
Net deferred origination costs	2,179	1,842
Loans, net of deferred origination costs	1,286,609	1,290,797
Allowance for credit losses	(14,658)	(14,653)
Total loans, net	$1,271,951	$1,276,144

At March 31, 2024 and December 31, 2023, loans originated under Small Business Administration (SBA) programs totaling $17,435,000 and $18,246,000, respectively, were included in the real estate and commercial categories, of which, $13,343,000 or 77% and $13,955,000 or 76%, respectively, are secured by government guarantees.

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

When a loan no longer shares similar risk characteristics with other loans, such as in the case of certain nonaccrual loans, the Company estimates the allowance for credit losses on an individual loan basis. There were no loans on nonaccrual or individually evaluated as of March 31, 2024 or December 31, 2023.

The following table shows the summary of activities for the allowance for credit losses for the three months ended March 31, 2024 and 2023 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,475	$9,792	$2,435	$951	$14,653
Provision (credit) for credit losses (1)	9	474	(246)	293	530
Charge-offs	(507)	—	—	(68)	(575)
Recoveries	—	24	—	26	50
Ending balance, March 31, 2024	$977	$10,290	$2,189	$1,202	$14,658
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $575 includes a $(157) credit for held-to-maturity securities and a $202 provision for unfunded loan commitments.

	Commercial		Commercial Real Estate	1-4 Family Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,814		$7,803	$607	$284	$340	$10,848
Impact of adoption of ASU 2016-13	454		1,693	1,614	489	(340)	3,910
(Credit) provision for credit losses (1)	(240)		569	64	125	—	518
Charge-offs	(322)	0	—	—	(32)	—	(354)
Recoveries	322		—	—	13	—	335
Ending balance, March 31, 2023	$2,028		$10,065	$2,285	$879	$—	$15,257
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $633 includes a $(92) credit for held-to-maturity securities and a $207 provision for unfunded loan commitments.

During the three month period ended March 31, 2024, the provision for credit losses was primarily driven by loan growth and net charge-off activity. Management believes that the allowance for credit losses at March 31, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$6,847	$13,049	$16,576	$15,760	$4,591	$7,701	$20,931	$—	$85,455
Special mention	—	—	260	—	—	267	1,150	—	1,677
Substandard	—	—	—	—	—	121	—	—	121
Total	$6,847	$13,049	$16,836	$15,760	$4,591	$8,089	$22,081	$—	$87,253
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural production
Pass/Watch	$—	$202	$21	$12	$—	$241	$24,224	$—	$24,700
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	300	—	300
Total	$—	$202	$21	$12	$—	$241	$24,524	$—	$25,000
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$122	$8,421	$12,658	$1,636	$701	$3,186	$1,432	$—	$28,156
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$122	$8,421	$12,658	$1,636	$701	$3,186	$1,432	$—	$28,156
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$9,976	$18,594	$24,851	$20,602	$27,074	$99,863	$2,884	$—	$203,844
Special mention	—	—	—	—	—	3,008	—	—	3,008
Substandard	—	—	—	—	—	2,812	—	—	2,812
Total	$9,976	$18,594	$24,851	$20,602	$27,074	$105,683	$2,884	$—	$209,664
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$20,796	$83,043	$117,220	$76,818	$49,885	$178,888	$18,467	$125	$545,242
Special mention	—	—	597	—	—	313	—	—	910
Substandard	—	—	—	—	—	13,617	—	—	13,617
Total	$20,796	$83,043	$117,817	$76,818	$49,885	$192,818	$18,467	$125	$559,769
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$700	$8,428	$24,321	$12,520	$29,067	$32,358	$4,596	$2,962	$114,952
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,029	—	—	—	2,029
Total	$700	$8,428	$24,321	$12,520	$31,096	$32,358	$4,596	$2,962	$116,981
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$819	$2,983	$1,836	$38,580	$2,347	$14,829	$621	$—	$62,015
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$819	$2,983	$1,836	$38,580	$2,347	$14,829	$621	$—	$62,015
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$350	$1,678	$63,038	$7,346	$2,209	$20,226	$10	$809	$95,666
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$350	$1,678	$63,038	$7,346	$2,209	$20,226	$10	$809	$95,666
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving

Pass/Watch	$—	$—	$—	$—	$—	$—	$23,616	$6,059	$29,675
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$23,616	$6,059	$29,675
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$18,178	$31,241	$7,763	$5,999	$2,090	$6,463	$603	$4	$72,341
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	89	—	—	—	—	89
Total	$18,178	$31,241	$7,763	$6,088	$2,090	$6,463	$603	$4	$72,430
Current period gross write-offs	$7	$—	$60	$—	$—	$—	$1	$—	$68

Total loans outstanding (risk rating):
Pass/Watch	$57,788	$167,639	$268,284	$179,273	$117,964	$363,755	$97,384	$9,959	$1,262,046
Special mention	—	—	857	—	—	3,588	1,150	—	5,595
Substandard	—	—	—	89	2,029	16,550	300	—	18,968
Grand Total	$57,788	$167,639	$269,141	$179,362	$119,993	$383,893	$98,834	$9,959	$1,286,609
Current period total gross write-offs	$7	$—	$567	$—	$—	$—	$1	$—	$575

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$19,886	$17,129	$21,050	$4,643	$1,561	$6,980	$29,391	$215	$100,855
Special mention	—	277	139	183	107	272	3,750	—	4,728
Substandard	—	—	—	156	—	66	—	—	222
Total	$19,886	$17,406	$21,189	$4,982	$1,668	$7,318	$33,141	$215	$105,805
Current period gross write-offs	$241	$—	$323	$—	$—	$—	$—	$—	$564

Agricultural production
Pass/Watch	$153	$830	$14	$—	$251	$112	$30,241	$999	$32,600
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	676	—	—	—	—	300	—	976
Total	$153	$1,506	$14	$—	$251	$112	$30,541	$999	$33,576
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—

Total	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$20,648	$25,132	$20,783	$39,356	$21,831	$80,384	$3,207	$—	$211,341
Special mention	—	—	—	—	—	3,026	272	—	3,298
Substandard	—	—	—	—	—	497	—	—	497
Total	$20,648	$25,132	$20,783	$39,356	$21,831	$83,907	$3,479	$—	$215,136
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$81,153	$115,031	$77,375	$38,307	$12,181	$175,419	$19,218	$3,216	$521,900
Special mention	—	600	—	—	—	374	—	—	974
Substandard	—	—	—	—	13,625	2,344	—	—	15,969
Total	$81,153	$115,631	$77,375	$38,307	$25,806	$178,137	$19,218	$3,216	$538,843
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$8,382	$24,063	$10,873	$29,770	$11,155	$23,324	$8,695	$1,955	$118,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,213	—	200	—	—	2,413
Total	$8,382	$24,063	$10,873	$31,983	$11,155	$23,524	$8,695	$1,955	$120,630
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Current period gross write-offs	$75	$—	$—	$—	$—	$—	$—	$—	$75

Consumer
Pass/Watch	$34,866	$8,745	$6,503	$2,265	$2,007	$2,398	$643	$4	$57,431
Special mention	—	—	—	—	—	—	—	—	—
Substandard	182	—	42	—	—	—	—	—	224
Total	$35,048	$8,745	$6,545	$2,265	$2,007	$2,398	$643	$4	$57,655
Current period gross write-offs	$23	$—	$—	$—	$27	$—	$—	$—	$50

Total loans outstanding (risk rating):
Pass/Watch	$176,718	$272,426	$184,445	$119,665	$56,765	$320,310	$117,756	$13,411	$1,261,496
Special mention	—	877	139	183	107	3,672	4,022	—	9,000
Substandard	182	676	42	2,369	13,625	3,107	300	—	20,301
Grand Total	$176,900	$273,979	$184,626	$122,217	$70,497	$327,089	$122,078	$13,411	$1,290,797
Current period total gross write-offs	$339	$—	$323	$—	$27	$—	$—	$—	$689

The following table shows an aging analysis of the loan portfolio by class at March 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$425	$—	$—	$425	$86,493	$86,918	$—	$—
Agricultural production	300	—	—	300	24,682	24,982	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	28,350	28,350	—	—
Commercial real estate - owner occupied	—	—	—	—	209,777	209,777	—	—
Commercial real estate - non-owner occupied	—	—	—	—	560,492	560,492	—	—
Farmland	—	—	—	—	117,015	117,015	—	—
Multi-family residential	—	—	—	—	61,993	61,993	—	—
1-4 family - close-ended	1,945	—	—	1,945	93,630	95,575	—	—
1-4 family - revolving	16	—	—	16	29,426	29,442	—	—
Consumer	68	—	—	68	69,818	69,886	—	—
Deferred fees	—	—	—	—	$2,179	2,179	—	—
Total	$2,754	$—	$—	$2,754	$1,283,855	$1,286,609	$—	$—

The following table shows an aging analysis of the loan portfolio by class at December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$25	$—	$—	$25	$105,441	$105,466	$—	$—
Agricultural production	507	—	—	507	33,049	33,556	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	33,472	33,472	—	—
Commercial real estate - owner occupied	—	—	—	—	215,146	215,146	—	—
Commercial real estate - non-owner occupied	—	—	—	—	539,522	539,522	—	—
Farmland	—	—	—	—	120,674	120,674	—	—
Multi-family residential	—	—	—	—	61,307	61,307	—	—
1-4 family - close-ended	2,973	—	—	2,973	93,585	96,558	—	—
1-4 family - revolving	—	—	—	—	27,648	27,648	—	—
Consumer	169	68	—	237	55,369	55,606	—	—
Deferred fees	—	—	—	—	1,842	1,842	—	—
Total	$3,674	$68	$—	$3,742	$1,287,055	$1,290,797	$—	$—

As of March 31, 2024 and December 31, 2023 there were no collateral dependent loans.

There was no foregone interest on nonaccrual loans for the three month periods ended March 31, 2024 and 2023.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three month period ended March 31, 2024 or during 2023.

Note 5. Deposits

The composition of the deposits at March 31, 2024 and December 31, 2023 is summarized in the table below (in thousands):

	March 31, 2024	December 31, 2023
NOW accounts	$234,199	$251,334
MMA accounts	537,248	497,043
Savings deposits	174,519	179,609
Time deposits	174,107	162,085
Total interest-bearing	1,120,073	1,090,071
Non-interest bearing	911,176	951,541
Total deposits	$2,031,249	$2,041,612

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2024	$151,582
2025	9,416
2026	2,552
2027	6,076
2028	4,146
Thereafter	335
$174,107

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Savings	$121	$80
Money market	2,843	837
NOW accounts	1,920	75
Time certificates of deposit	134	12
	$5,018	$1,004

As of March 31, 2024 and December 31, 2023 uninsured deposits totaled $803,683,000 and $821,756,000, respectively.

Note 6. Borrowing Arrangements

Lines of Credit - The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 at March 31, 2024 and December 31, 2023, respectively, at interest rates which vary with market conditions. As of March 31, 2024 and December 31, 2023, the Company had no advances with correspondent banks.

Federal Home Loan Bank Advances - As of March 31, 2024, the Company had a $22,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco advance with an interest rate of 5.60%, as compared to a $35,000,000 advance with an interest rate of 5.70% at December 31, 2023. Approximately $623,375,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $342,668,000 as of March 31, 2024. FHLB advances are also secured by investment securities with amortized costs totaling $22,385,000 and $22,315,000 and market values totaling $29,822,000 and $29,727,000 at March 31, 2024 and December 31, 2023, respectively.  The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral. The advances as of March 31, 2024 and December 31, 2023 were overnight advances maturing the following business day.

Federal Reserve Line of Credit and Bank Term Funding Program - The Company has a line of credit in the amount of $4,069,000 and $4,448,000 with the Federal Reserve Bank of San Francisco (FRB) at March 31, 2024 and December 31, 2023, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,820,000 and $4,894,000 and market values totaling $4,230,000 and $4,374,000, respectively.  The Company participated in the Bank Term Funding Program (BTFP) which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. New loan activity under this program ended March 11, 2024.

At March 31, 2024 and December 31, 2023, the Company had $45,000,000 as short-term loans outstanding with the FRB under the Bank Term Funding Program at an interest rate of 4.81%. As of March 31, 2024 and December 31, 2023 the Company had $45,171,000 and $46,174,000, respectively, in securities pledged to the program.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2024 and December 31, 2023:

Credit Lines (In thousands)	March 31, 2024	December 31, 2023
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$342,668	$342,483
Balance outstanding	$22,000	$35,000
Collateral pledged	$645,760	$612,702
Fair value of collateral	$533,790	$500,972
Federal Reserve Bank Term Loan Funding Program
Credit limit	$—	$46,174
Balance outstanding	$45,000	$45,000
Collateral pledged	$47,975	$53,650
Fair value of collateral	$43,858	$47,603
Federal Reserve Bank
Credit limit	$4,069	$4,448
Balance outstanding	$—	$—
Collateral pledged	$4,820	$4,894
Fair value of collateral	$4,230	$4,374

Note 7. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(375)	(411)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,780	$69,744

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended March 31, 2024 and 2023 was $310,000.

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

Interest expense recognized by the Company for the Senior Debt for the three months ended March 31, 2024 and 2023 was $511,000 and $506,000, respectively.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2024, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of March 31, 2024, the rate was 7.18%.

Interest expense recognized by the Company for the three months ended March 31, 2024 and 2023 was $94,000 and $81,000, respectively.

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

Commitments to extend credit amounting to $313,729,000 and $276,270,000 were outstanding at March 31, 2024 and December 31, 2023, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $311,394,000 and $274,282,000 at March 31, 2024 and December 31, 2023, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $56,286,000 and $45,116,000 as of March 31, 2024 and December 31, 2023, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2,335,000 and $1,988,000 were outstanding at March 31, 2024 and December 31, 2023, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2024 or December 31, 2023.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2024 and December 31, 2023, the allowance for credit losses of unfunded commitments was $1,041,000 and $839,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 9. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Interchange Fees	$405	$446
Appreciation in cash surrender value of bank owned life insurance	275	249
Loan placement fees	166	124
Federal Home Loan Bank dividends	157	109
Other	622	479
Total other non-interest income	$1,625	$1,407

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Information technology	$1,021	$847
Data processing expense	685	650
Professional Services	625	353
Acquisition and merger expenses	383	—
Regulatory assessments	322	210
ATM/Debit card expenses	214	184
Directors’ expenses	169	163
Advertising	151	125
Personnel other	131	259
Loan related expenses	92	147
Other	1,359	975
Total other non-interest expense	$5,152	$3,913

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2024	2023
Net income	$3,676	$6,970
Weighted average shares outstanding	11,750,528	11,703,813
Basic earnings per share	$0.31	$0.60

Diluted Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2024	2023
Net income	$3,676	$6,970
Weighted average shares outstanding	11,750,528	11,703,813
Effect of diluted stock options and restricted stock	39,703	27,322
Weighted average shares of common stock and common stock equivalents	11,790,231	11,731,135
Diluted earnings per share	$0.31	$0.59

There were no outstanding options at March 31, 2024 or 2023.

Holders of unvested restricted stock accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that are time-based contain non-forfeitable rights to dividends or dividend equivalents and are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholder and participating securities according to their respective rights to earnings. Unvested stock awards that vest based on performance or market conditions are not considered to be participating securities in the earnings per share calculation because accrued dividends on shares that do not vest are forfeited.

Note 11.  Share-Based Compensation

In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 603,077 shares remain reserved for future grants as of March 31, 2024.

Share-based compensation cost recognized for the 2015 Plan plans was $181,000 and $361,000 for the three months ended March 31, 2024 and 2023, respectively. There was no recognized tax benefit for share-based compensation expense, forfeitures of restricted stock, and exercise of stock options for the three months ended March 31, 2024 and 2023, respectively.

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

The following table summarizes restricted stock activity for the quarter ended March 31, 2024 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2023	75,133	$15.65
Granted	9,575	$19.78
Vested	(2,271)	$23.45
Forfeited	—	$—
Nonvested outstanding shares at March 31, 2024	82,437	$15.92

As of March 31, 2024, there were 82,437 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2024, there was $782,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.76 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,312,000 at March 31, 2024.

Note 12.  Fair Value Measurements

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	March 31, 2024
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$25,068	$25,068	$—	$—	$25,068
Interest-earning deposits in other banks	35,891	35,891	—	—	35,891
Held-to-maturity investment securities	302,512	—	274,893	—	274,893
Loans, net	1,271,951	—	—	1,196,406	1,196,406
Financial liabilities:
Time deposits	174,107	—	173,097	—	173,097
Short-term borrowings	67,000	—	67,861	—	67,861
Senior debt and subordinated debentures	69,780	—	—	61,048	61,048

	December 31, 2023
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$30,017	$30,017	$—	$—	$30,017
Interest-earning deposits in other banks	23,711	23,711	—	—	23,711
Held-to-maturity investment securities	302,442	—	277,003	—	277,003
Loans, net	1,276,144	—	—	1,213,098	1,213,098
Financial liabilities:
Time deposits	162,085	—	160,839	—	160,839
Short-term borrowings	80,000	—	79,991	—	79,991
Subordinated debentures	69,744	—	—	61,121	61,121

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements Using
March 31, 2024	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,878	$—	$8,878	$—
U.S. Government agencies	92	—	92	—
Obligations of states and political subdivisions	178,405	—	178,405	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	80,798	—	80,798	—
Private label mortgage and asset backed securities	305,361	—	305,361	—
Equity securities	6,579	6,579	—	—
Total assets measured at fair value on a recurring basis	$580,113	$6,579	$573,534	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,954	$—	$8,954	$—
U.S. Government agencies	95	—	95	—
Obligations of states and political subdivisions	180,222	—	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,352	—	83,352	—
Private label mortgage and asset backed securities	324,573	—	324,573	—
Equity securities	6,649	6,649	—	—
Total assets measured at fair value on a recurring basis	$603,845	$6,649	$597,196	$—

There were no liabilities measured on a recurring basis at March 31, 2024 and December 31, 2023.

There were no changes in valuation techniques used during the periods ended March 31, 2024 or December 31, 2023. There were no assets or liabilities measured on a non-recurring basis at March 31, 2024 and December 31, 2023.

Note 13.  Subsequent Events

Dividend Declared

On April 17, 2024, the Board of Directors declared a $0.12 per share cash dividend payable on May 17, 2024 to shareholders of record as of May 3, 2024.

Business Combinations
On April 1, 2024, the Company, formerly named Central Valley Community Bancorp, completed the acquisition of Community West Bancshares. Refer to Note 2 - Business Combinations for further discussion of this transaction.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a central California-based bank holding company for a one-bank subsidiary, Community West Bank (the “Bank”).  On April 1, 2024 (the “Effective Time”), Central Valley Community Bancorp (“Central Valley”) completed its merger transaction with Community West Bancshares (“Community West”), in accordance with the terms and conditions of the Agreement and Plan of Reorganization and Merger, dated as of October 10, 2023, by and among Central Valley and Community West (the “Merger Agreement”). At the Effective Time, Community West merged with and into the Central Valley, with Central Valley being the surviving entity (the “Corporate Merger”). Following the Corporate Merger, Community West Bank, a wholly owned subsidiary of Community West, (“CWB”) merged with and into Central Valley Community Bank, a wholly-owned subsidiary of Central Valley, (“CVCB”) with CVCB being the surviving banking institution (the “Bank Merger”, and collectively with the Corporate Merger, the “Mergers”). Effective with the Mergers, the corporate name of the Central Valley and CVCB were changed to Community West Bancshares and Community West Bank, respectively.

As of result of the merger, we now offer 27 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve.

Dividend Declared

On April 17, 2024, the Board of Directors declared a $0.12 per share cash dividend payable on May 17, 2024 to shareholders of record as of May 3, 2024.

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

Please refer to the Company’s 2023 Annual Report on Form 10-K for a complete listing of critical accounting policies.

Financial Highlights

The significant highlights for the Company as of or for the period ended March 31, 2024 included the following:

•Net income for the first quarter of 2024 decreased to $3,676,000 or $0.31 per diluted common share, compared to $5,893,000 and $0.50, respectively, in the fourth quarter of 2023.
•Net loans decreased $4.2 million or 0.33%, and total assets decreased $17.8 million or 0.73% at March 31, 2024 compared to December 31, 2023.
•Total deposits decreased 0.51% to $2.03 billion at March 31, 2024 compared to December 31, 2023.
•Total cost of deposits increased to 0.98% for the quarter ended March 31, 2024 compared to 0.87% for the quarter ended December 31, 2023.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 45.30% and 46.61% for the quarters ended March 31, 2024 and December 31, 2023, respectively.
•Net interest margin decreased to 3.42% for the quarter ended March 31, 2024, from 3.52% for the quarter ended December 31, 2023.
•There were no non-performing assets for the quarter ended March 31, 2024. Additionally, net loan charge-offs were $525,000 and loans delinquent more than 30 days were $2,754,000.
•Capital positions remain strong at March 31, 2024 with a 9.34% Tier 1 Leverage Ratio; a 12.94% Common Equity Tier 1 Ratio; a 13.23% Tier 1 Risk-Based Capital Ratio; and a 16.24% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on May 17, 2024 to shareholders of record as of May 3, 2024.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	For the Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except share and per-share amounts)	2024	2023	2023
Net interest income before provision (credit) for credit losses	$19,073	$20,115	$21,581
Provision (credit) for credit losses	575	(168)	633
Net interest income after provision (credit) for credit losses	18,498	20,283	20,948
Total non-interest income	1,636	2,267	1,575
Total non-interest expenses	15,333	14,854	13,205
Income before provision for income taxes	4,801	7,696	9,318
Provision for income taxes	1,125	1,803	2,348
Net income	$3,676	$5,893	$6,970

Net income decreased to $3,676,000 for the three months ended March 31, 2024 compared to $6,970,000 for the three months ended March 31, 2023.  Basic and diluted earnings per share for the quarter ended March 31, 2024 were $0.31. Basic and diluted earnings per share for the same period in 2023 were $0.60 and $0.59, respectively. Net income for the period was impacted by an increase in total non-interest expenses of $2,128,000, primarily driven by the increase in non-recurring expenses in professional services and acquisition and merger expenses, and a decrease in net interest income before provision for credit losses of $2,508,000, partially offset by a decrease in the provision for income taxes of $1,223,000 and an increase in non-interest income of $61,000. During the quarter ended March 31, 2024, the Company recorded a $575,000 provision for credit losses, compared to $633,000 provision during the quarter ended March 31, 2023.

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2024			For the Three Months Ended March 31, 2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$34,200	$432	5.05%	$6,882	$75	4.36%
Securities
Taxable securities	714,160	5,500	3.08%	783,938	5,886	3.00%
Non-taxable securities (1)	254,108	1,768	2.78%	257,452	1,777	2.76%
Total investment securities	968,268	7,268	3.00%	1,041,390	7,663	2.94%
Total securities and interest-earning deposits	1,002,468	7,700	3.07%	1,048,272	7,738	2.95%
Loans (2) (3)	1,283,068	18,299	5.74%	1,260,178	16,777	5.40%
Total interest-earning assets	2,285,536	$25,999	4.58%	2,308,450	$24,515	4.31%
Allowance for credit losses	(14,348)			(10,893)
Non-accrual loans	—			—
Cash and due from banks	26,772			27,574
Bank premises and equipment	14,177			8,072
Other assets	108,673			86,303
Total average assets	$2,420,810			$2,419,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$421,412	$255	0.24%	$526,232	$92	0.07%
Money market accounts	514,909	2,843	2.22%	468,166	837	0.73%
Time certificates of deposit	187,775	1,920	4.11%	68,650	75	0.44%
Total interest-bearing deposits	1,124,096	5,018	1.80%	1,063,048	1,004	0.38%
Other borrowed funds	122,419	1,536	5.02%	124,480	1,558	5.01%
Total interest-bearing liabilities	1,246,515	$6,554	2.11%	1,187,528	$2,562	0.87%
Non-interest bearing demand deposits	931,045			1,018,210
Other liabilities	35,583			31,591
Shareholders’ equity	207,667			182,177
Total average liabilities and shareholders’ equity	$2,420,810			$2,419,506
Interest income and rate earned on average earning assets		$25,999	4.58%		$24,515	4.31%
Interest expense and interest cost related to average interest-bearing liabilities		6,554	2.11%		2,562	0.87%
Net interest income and net interest margin (4)		$19,445	3.42%		$21,953	3.86%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $371 and $373 at March 31, 2024 and March 31, 2023, respectively.
(2)    Loan interest income includes loan costs of $139 and $9 at March 31, 2024 and March 31, 2023, respectively.
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

Changes in Volume/Rate	For the Three Months Ended March 31, 2024 and 2023
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$297	$58	$355
Investment securities:
Taxable	(523)	137	(386)
Non-taxable (1)	(23)	14	(9)
Total investment securities	(546)	151	(395)
Loans	304	1,218	1,522
Total earning assets (1)	55	1,427	1,482
Interest expense:
Deposits:
Savings, NOW and MMA	65	2,076	2,141
Time certificate of deposits	130	1,715	1,845
Total interest-bearing deposits	195	3,791	3,986
Other borrowed funds	(25)	4	(21)
Total interest-bearing liabilities	170	3,795	3,965
Net interest income (1)	$(115)	$(2,368)	$(2,483)
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended March 31, 2024 and March 31, 2023

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, decreased 44 basis points to 3.42% for the first quarter of 2024, from 3.86% for the first quarter of 2023. Average interest earning assets were $2,285,536,000 for the three months ended March 31, 2024 compared to $2,308,450,000 for the three months ended March 31, 2023.  The $22,914,000 decrease in average earning assets was attributed to the $73,122,000 decrease in investment securities, partially offset by the $22,890,000 or 1.82% increase in average loans, and a $27,318,000 increase in interest-earning deposits.  For the three months ended March 31, 2024, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 12 basis points. The effective yield on loans increased 34 basis points. Average interest bearing liabilities increased 4.97% to $1,246,515,000 for the three months ended March 31, 2024, compared to $1,187,528,000 for the same period in 2023.

Interest and fee income from loans increased $1,522,000 or 9.07% for the three months ended March 31, 2024 compared to the same period in 2023. The yield on average loans, excluding nonaccrual loans, was 5.74% for the three months ended March 31, 2024 compared to 5.40% for the same period in 2023.

Interest income from interest-earning deposits in other banks increased $357,000 in the three months ended March 31, 2024 to $432,000 compared to $75,000 for the same period in 2023.  The yield on average interest-earning deposits increased 69 basis points to 5.05% for the three month period ended March 31, 2024 compared to 4.36% for the same period in 2023. Average interest-earning deposits for the three month period ended March 31, 2024 increased $27,318,000 or 396.95% to $34,200,000 compared to $6,882,000 for the same period in 2023.

Interest income from total investment securities decreased $395,000 in the three months ended March 31, 2024 to $7,268,000 compared to $7,663,000 for the same period in 2023.  The yield on average total investment securities increased 6 basis points to 3.00% for the three month period ended March 31, 2024 compared to 2.94% for the same period in 2023. Average total investment securities for the three month period ended March 31, 2024 decreased $73,122,000 or 7.02% to $968,268,000 compared to $1,041,390,000 for the same period in 2023.

Total interest income for the three months ended March 31, 2024 increased $1,484,000 or 6.15% to $25,627,000 compared to $24,143,000 for the three months ended March 31, 2023.  The yield on interest earning assets increased 27 basis points to 4.58% on a fully tax equivalent basis for the three months ended March 31, 2024 from 4.31% for the period ended March 31, 2023. The increase was the result of yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended March 31, 2024 and 2023 was $5,018,000 and $1,004,000, respectively. The average interest rate on interest bearing deposits increased to 1.80% for the three months ended March 31, 2024 compared to 0.38% for the same period ended March 31, 2023.  Average interest-bearing deposits increased 5.74% or $61,048,000 to $1,124,096,000 for the three months ended March 31, 2024 compared to $1,063,048,000 for the same period ended March 31, 2023.

Average other borrowed funds were $122,419,000 with an effective rate of 5.02% for the three months ended March 31, 2024 compared to $124,480,000 with an effective rate of 5.01% for the three months ended March 31, 2023.  Total interest expense on other borrowed funds was $1,536,000 for the three months ended March 31, 2024 and $1,558,000 for the three months ended March 31, 2023.

The cost of interest-bearing liabilities increased 124 basis points to 2.11% for the three month period ended March 31, 2024 compared to 0.87% for the same period in 2023. The cost of total deposits increased to 0.98% compared to 0.20% for the three month periods ended March 31, 2024 and 2023, respectively.  Average non-interest bearing demand deposits decreased 8.56% to $931,045,000 for the three month period ended March 31, 2024 compared to $1,018,210,000 for the same period in 2023.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 45.30% in the three month period ended March 31, 2024 compared to 48.92% for the same period in 2023.

Net interest income before the provision for credit losses for the three months ended March 31, 2024 decreased by $2,508,000 or 11.62% to $19,073,000 compared to $21,581,000 for the same period in 2023.  The decrease was a result of the increase in interest expense on average interest bearing liabilities, partially offset by an increase in average earning assets.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Balance, beginning of period	$14,653	$10,848
Impact of ASU 2016-13 adoption	—	3,910
Provision for credit losses	530	518
Losses charged to allowance	(575)	(354)
Recoveries	50	335
Balance, end of period	$14,658	$15,257
Allowance for credit losses to total loans at end of period	1.14%	1.19%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three month periods ended March 31, 2024 and 2023, the Company recorded a $530,000 and $518,000 provision for credit losses on loans.

The Company had net charge-offs totaling $525,000 and $19,000 for the three months ended March 31, 2024 and 2023.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2024, there were $18,968,000 in classified loans of which $121,000 related to commercial and industrial loans, $300,000 to agricultural production, $2,812,000 to owner occupied real estate, $13,617,000 to non-owner occupied real estate, $2,029,000 to farmland, and $89,000 to consumer. This compares to $20,301,000 in classified loans of which $222,000 related to commercial and industrial loans, $976,000 to agricultural production, $497,000 to owner occupied real estate, $15,969,000 to non-owner occupied real estate, $2,413,000 to farmland, and $224,000 to consumer as of December 31, 2023.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,636,000 for the three months ended March 31, 2024 compared to $1,575,000 for the same period in 2023.  The $61,000 or 3.87% increase in non-interest income during the three months ended March 31, 2024 was primarily driven by $143,000 in other income, increases in loan placement fees of $42,000, and increase in the FHLB dividend, offset by $154,000 in additional net realized losses on sales and calls of investment securities from $219,000 at March 31, 2023 to $373,000 at March 31, 2024.

The Bank currently holds $7,136,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We received dividends totaling $157,000 for the three months ended March 31, 2024, compared to $109,000 for the three months ended March 31, 2023.

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Interchange fees	$405	$446	$(41)	(9.2)%
Service charges	384	387	(3)	(0.8)%
Appreciation in cash surrender value of bank owned life insurance	275	249	26	10.4%
Loan placement fees	166	124	42	33.9%
Federal Home Loan Bank dividends	157	109	48	44.0%
Net realized loss on sales and calls of investment securities	(373)	(219)	(154)	70.3%
Other	622	479	143	29.9%
Total other non-interest income	$1,636	$1,575	$61	3.9%

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.  Non-interest expenses increased $2,128,000 or 16.12% to $15,333,000 for the three months ended March 31, 2024, compared to $13,205,000 for the three months ended March 31, 2023.  The net increase for the three months ended March 31, 2024 was primarily the result increases in professional services of $272,000, regulatory assessments of $112,000, information technology of $174,000, and acquisition and integration expenses of $383,000, partially offset by a decrease of the personnel other of $128,000 and loan related expenses of $55,000.

Salaries and employee benefits increased $604,000 or 7.52% to $8,638,000 for the first three months of 2024 compared to $8,034,000 for the three months ended March 31, 2023.  The increase in salaries and benefits and director expenses was a reflection of salary adjustments due to market conditions and temporary hiring as part of the completed merger with Community West Bank. Full time equivalent employees were 253 for the three months ended March 31, 2024, compared to 248 for the three months ended March 31, 2023.

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries and employee benefits	$8,638	$8,034	604	7.5%
Occupancy and equipment	1,543	1,258	285	22.7%
Information technology	1,021	847	174	20.5%
Data processing expense	685	650	35	5.4%
Professional Services	625	353	272	77.1%
Acquisition and integration expenses	383	—	383	100.0%
Regulatory assessments	322	210	112	53.3%
ATM/Debit card expenses	214	184	30	16.3%
Directors’ expenses	169	163	6	3.7%
Advertising	151	125	26	20.8%
Personnel other	131	259	(128)	(49.4)%
Loan related expenses	92	147	(55)	(37.4)%
Other	1,359	975	384	39.4%
Total non-interest expense	$15,333	$13,205	$2,128	16.1%

Provision for Income Taxes

Our effective income tax rate was 23.43% for the three month period ended March 31, 2024, compared to 25.20% for the three month period ended March 31, 2023. The Company reported an income tax provision of $1,125,000 for the three month period ended March 31, 2024, compared to $2,348,000 for the three month period ended March 31, 2023.

The effective tax rate was affected by additional Low Income Housing Tax Credits (“LIHTC”) added during the period, offset by a decrease in the amount of tax-exempt interest recognized during the three month period, ended March 31, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2024 and December 31, 2023, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $2,415,624,000 as of March 31, 2024, compared to $2,433,426,000 at December 31, 2023, an decrease of 0.73% or $17,802,000.  Total gross loans were $1,286,609,000 at March 31, 2024, compared to $1,290,797,000 at December 31, 2023, an decrease of $4,188,000 or 0.32%.  Total cash and cash equivalents increased 13.46% or $7,231,000 to $60,959,000 at March 31, 2024 compared to $53,728,000 at December 31, 2023. The investment portfolio decreased 1.33% or $23,662,000 to $882,625,000 at March 31, 2024 compared to $906,287,000 at December 31, 2023.  Total deposits decreased 0.51% or $10,363,000 to $2,031,249,000 at March 31, 2024, compared to $2,041,612,000 at December 31, 2023.  Shareholders’ equity increased $4,653,000 or 2.25% to $211,717,000 at March 31, 2024, compared to $207,064,000 at December 31, 2023. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, partially offset by the change in unrealized loss and dividends paid. Accrued interest payable and other liabilities was $35,878,000 at March 31, 2024, compared to $35,006,000 at December 31, 2023, an increase of $872,000.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of March 31, 2024, investment securities with a fair value of $326,054,000, or 37.22% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The level of our investment portfolio as a percentage of our total earning assets is generally considered higher than our peers due primarily to a comparatively low loan-to-deposit ratio.  Our loan-to-deposit ratio at March 31, 2024 was 63.34% compared to 63.22% at December 31, 2023 and 59.09% at March 31, 2023.  The total investment portfolio decreased 1.33% or $23,662,000 to $882,625,000 at March 31, 2024 compared to $906,287,000 at December 31, 2023.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $69,991,000 at March 31, 2024, compared to net unrealized losses of $72,450,000 at December 31, 2023 and $84,991,000 at March 31, 2023.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans decreased $4,188,000 or 0.32% to $1,286,609,000 as of March 31, 2024, compared to $1,290,797,000 as of December 31, 2023.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Commercial:
Commercial and industrial	$86,918	6.8%	$105,466	8.2%
Agricultural production	24,982	1.9%	33,556	2.6%
Total commercial	111,900	8.7%	139,022	10.8%
Real estate:
Construction & other land loans	28,350	2.2%	33,472	2.6%
Commercial real estate - owner occupied	209,777	16.3%	215,146	16.7%
Commercial real estate - non-owner occupied	560,492	43.7%	539,522	42.0%
Farmland	117,015	9.1%	120,674	9.3%
Multi-family residential	61,993	4.8%	61,307	4.7%
1-4 family - close-ended	95,575	7.4%	96,558	7.5%
1-4 family - revolving	29,442	2.3%	27,648	2.1%
Total real estate	1,102,644	85.8%	1,094,327	84.9%
Consumer	69,886	5.4%	55,606	4.3%
Total gross loans	1,284,430	99.9%	1,288,955	100.0%
Net deferred origination fees	2,179		1,842
Loan, net of deferred origination fees	1,286,609		1,290,797
Allowance for credit losses	(14,658)		(14,653)
Total loans	$1,271,951		$1,276,144

As of March 31, 2024, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 62.2% of total loans.  This level of concentration of commercial real estate is consistent with 61.3% of total loans at December 31, 2023.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

At March 31, 2024, loans acquired in the Folsom Lake Bank (FLB), Sierra Vista Bank (SVB) and Visalia Community Bank (VCB) acquisitions had a balance of $56,476,000, of which $1,492,000 were commercial loans, $51,285,000 were real estate loans, and $3,699,000 were consumer loans. At December 31, 2023, loans acquired in the FLB, SVB and VCB acquisitions had a balance of $58,983,000, of which $1,633,000 were commercial loans, $53,591,000 were real estate loans, and $3,759,000 were consumer loans.

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

At March 31, 2024 and December 31, 2023 there were no nonperforming assets.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $14,658,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	March 31, 2024	December 31, 2023
Commercial:
Commercial and industrial	$682	$948
Agricultural production	295	527
Total commercial	977	1,475

Real estate:
Construction & other land loans	747	848
Commercial real estate - owner occupied	1,951	1,945
Commercial real estate - non-owner occupied	5,930	5,574
Farmland	1,278	1,254
Multi-family residential	653	642
1-4 family - revolving	1,331	1,444
1-4 family - revolving	589	520
Total real estate	12,479	12,227

Consumer	1,202	951

Total allowance for credit losses	$14,658	$14,653

As of March 31, 2024, the balance in the allowance for credit losses (ACL) on loans was $14,658,000, or 1.14% of total gross loans, compared to $14,653,000, or 1.14% of total gross loans, as of December 31, 2023. The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $313,729,000 as of March 31, 2024, compared to $276,270,000 as of December 31, 2023.  At March 31, 2024 and December 31, 2023, the balance of the reserve for unfunded commitments was $1,041,000 and $839,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2024		December 31, 2023		March 31, 2023
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans greater than 30 days	$2,754	0.21%	$3,742	0.29%	$25	—%
Nonaccrual loans	—	—%	—	—%	—	—%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits decreased $10,363,000 or 0.51% to $2,031,249,000 as of March 31, 2024, compared to $2,041,612,000 as of December 31, 2023.  Interest-bearing deposits increased $30,002,000 or 2.75% to $1,120,073,000 as of March 31, 2024, compared to $1,090,071,000 as of December 31, 2023.  Non-interest bearing deposits decreased $40,365,000 or 4.24% to $911,176,000 as of March 31, 2024, compared to $951,541,000 as of December 31, 2023.  Average non-interest bearing deposits to average total deposits was 45.30% for the three months ended March 31, 2024 compared to 48.92% for the same period in 2023.

The composition of the deposits and year-to-date average interest rates at March 31, 2024 and December 31, 2023 is summarized in the table below.

(Dollars in thousands)	March 31, 2024	% of Total Deposits	Average Interest Rate	December 31, 2023	% of Total Deposits	Average Interest Rate
NOW accounts	$234,199	11.5%	0.13%	$251,334	12.3%	0.13%
MMA accounts	537,248	26.4%	1.68%	497,043	24.4%	1.68%
Time deposits	174,107	8.6%	3.68%	162,085	7.9%	3.68%
Savings deposits	174,519	8.6%	0.12%	179,609	8.8%	0.12%
Total interest-bearing	1,120,073	55.1%	1.33%	1,090,071	53.4%	1.33%
Non-interest bearing	911,176	44.9%		951,541	46.6%
Total deposits	$2,031,249	100.0%		$2,041,612	100.0%

As of March 31, 2024 there was $803,683,000 in uninsured deposits or 39.57% of total deposits, compared to $821,756,000 and 46.47% as of December 31, 2023.

Other Borrowings

As of March 31, 2024, the Company had $22,000,000 in short-term Federal Home Loan Bank (FHLB) of San Francisco advances and $45,000,000 in short-term advances from the Federal Reserve’s Bank Term Funding Program (BTFP). There was $35,000,000 in short-term FHLB advances and $45,000,000 in short-term BTFP advances as of December 31, 2023. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $211,717,000 at March 31, 2024, compared to $207,064,000 at December 31, 2023.  The increase from December 31, 2023 in shareholders’ equity is the result of an increase in retained earnings from net income of $3,676,000, stock issued under the employee stock purchase plan of $70,000, the effect of share-based compensation expense of $181,000, and a decrease in accumulated other comprehensive loss of $2,145,000, offset by common stock cash dividends of $1,419,000.

During the first three months of 2024, the Company declared and paid $1,419,000 in cash dividends ($0.12 per common share) to holders of common stock. The Company declared and paid $1,410,000 in cash dividends ($0.12 per common share) to holders of common stock during the three months ended March 31, 2023.

The following table presents the Company’s regulatory capital ratios as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)
March 31, 2024	Amount	Ratio
Tier 1 Leverage Ratio	$225,111	9.34%
Common Equity Tier 1 Ratio (CET 1)	$220,111	12.94%
Tier 1 Risk-Based Capital Ratio	$225,111	13.23%
Total Risk-Based Capital Ratio	$276,329	16.24%

December 31, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$222,567	9.18%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%
Total Risk-Based Capital Ratio	$273,699	16.08%
The following table presents the Bank’s regulatory capital ratios as of March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$288,112	11.95%	$96,417	4.00%	$120,521	5.00%
Common Equity Tier 1 Ratio (CET 1)	$288,112	16.94%	$76,545	7.00%	$110,565	6.50%
Tier 1 Risk-Based Capital Ratio	$288,112	16.94%	$102,060	8.50%	$136,081	8.00%
Total Risk-Based Capital Ratio	$304,705	17.91%	$136,081	10.50%	$170,101	10.00%

December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%	$121,271	5.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%	$110,538	6.50%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%	$136,047	8.00%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%	$170,058	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of

San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of March 31, 2024, the Company had unpledged securities totaling $556,571,000 available as a secondary source of liquidity and total cash and cash equivalents of $60,959,000.  Cash and cash equivalents at March 31, 2024 increased 13.46% compared to $53,728,000 at December 31, 2023.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2024, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $342,668,000 in unused FHLB secured advances, and a $4,069,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At March 31, 2024, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2024 and December 31, 2023:

Credit Lines (In thousands)	March 31, 2024	December 31, 2023
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$342,668	$342,483
Balance outstanding	$22,000	$35,000
Collateral pledged	$645,760	$612,702
Fair value of collateral	$533,790	$500,972
Federal Reserve Bank Term Loan Funding Program
Credit limit	$—	$—
Balance outstanding	$45,000	$—
Collateral pledged	$47,975	$—
Fair value of collateral	$43,858	$—
Federal Reserve Bank
Credit limit	$4,069	$4,448
Balance outstanding	$—	$—
Collateral pledged	$4,820	$4,894
Fair value of collateral	$4,230	$4,374

The liquidity of the parent company, Community West Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, Community West Bank, subject to limitations imposed by California statutes and the regulations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is defined as the risk of loss arising from an adverse change in the market value (or prices) of financial instruments. A significant component of market risk is interest rate risk, which is inherent in our lending, investment, borrowing and deposit gathering activities. The Bank manages interest rate sensitivity to minimize the exposure of our net interest margin, earnings, and capital to changes in interest rates. Interest rate changes can create fluctuations in the net interest margin due to an imbalance in the timing of repricing or maturity of assets or liabilities. Interest rate changes can also affect the market value of our financial instruments, such as available-for-sale securities and the related unrealized gains or losses, which affects our equity value.

To mitigate interest rate risk, the structure of our assets and liabilities is managed with the objective of correlating the effects of interest rate changes on loans and investments with those of deposits and borrowings. The asset and liability management policy sets limits on the acceptable amount of change to net interest income and economic value of equity in different interest rate environments.

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At March 31, 2024, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	2.03%	5.91%
up 300	1.67%	4.50%
up 200	1.27%	3.03%
up 100	1.20%	2.46%
down 100	(2.94)%	(5.41)%
down 200	(4.40)%	(9.70)%
down 300	(4.54)%	(12.56)%
down 400	(4.63)%	(15.19)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The above tables reflect deposit betas from 6% to 16%, to rates paid on non-maturity interest-bearing deposits in rising rate scenarios. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

A discussion of risk factors affecting us as is set forth in Part I, Item 1A. Risk Factors in our 2023 Annual Report on Form 10-K. The discussion of risk factors provides a description of some of the important risk factors that could affect our actual results and could cause our results to vary materially from those expressed in public statements or documents. However, other factors besides those included in the discussion of risk factors, or discussed elsewhere in any of our reports filed with or furnished to the SEC could affect our business or results. The readers should not consider any description of such factors to be a complete set of all potential risks that we may face.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

None to report.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp attached as Exhibit 3.1 to the Annual Report on From 10-K for the year ended December 31, 2023, filed on March 15, 2024, and incorporated herein by reference.

3.2
Bank Holding Company Merger Agreement, dated March 20, 2024 (amending the articles to change the name of the corporation), attached as Exhibit 3.1 to the Current Report on Form 8-K filed on April 3, 2024 and incorporated herein by reference.

3.3
Revised and Restated bylaws of the Company as amended attached as Exhibit 3.2 to the Annual Report on From 10-K for the year ended December 31, 2023, filed on March 15, 2024, and incorporated herein by reference.

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

Community West Bancshares

Date: May 14, 2024	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer

Date: May 14, 2024	/s/ Shannon Livingston
Shannon Livingston
Executive Vice President and Chief Financial Officer