Form 10-Q
period 2024-06-30
Community West Bancshares
filed 2024-08-12
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024
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

As of July 31, 2024 there were 18,940,558 shares of the registrant’s common stock outstanding.
2

COMMUNITY WEST BANCSHARES

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2024	December 31, 2023

ASSETS
Cash and due from banks	$26,437	$30,017
Interest-earning deposits in other banks	83,232	23,711
Total cash and cash equivalents	109,669	53,728
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $598,174 at June 30, 2024 and $669,646 at December 31, 2023, respectively	531,972	597,196
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $1,076 at June 30, 2024 and $1,051 at December 31, 2023, respectively	301,898	302,442
Equity securities, at fair value	6,551	6,649
Loans, less allowance for credit losses of $24,940 at June 30, 2024 and $14,653 at December 31, 2023, respectively	2,231,631	1,276,144
Bank premises and equipment, net	21,752	14,042
Bank-owned life insurance	51,166	41,572
Federal Home Loan Bank stock	10,978	7,136
Goodwill	96,379	53,777
Accrued interest receivable and other assets	122,675	80,740
Total assets	$3,484,671	$2,433,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,075,882	$951,541
Interest bearing	1,793,418	1,090,071
Total deposits	2,869,300	2,041,612
Borrowings	150,638	80,000
Senior debt and subordinated debentures, less debt issuance costs of $375 at June 30, 2024 and $411 at December 31, 2023	69,817	69,744
Accrued interest payable and other liabilities	44,674	35,006
Total liabilities	3,134,429	2,226,362
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 18,939,531 at June 30, 2024 and 11,818,039 at December 31, 2023	206,821	62,550
Retained earnings	204,250	210,548
Accumulated other comprehensive loss, net of tax	(60,829)	(66,034)
Total shareholders’ equity	350,242	207,064
Total liabilities and shareholders’ equity	$3,484,671	$2,433,426

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$36,197	$17,382	$54,497	$34,159
Interest on deposits in other banks	1,076	1,374	1,507	1,449
Interest and dividends on investment securities:
Taxable	5,328	5,826	10,828	11,712
Exempt from Federal income taxes	1,396	1,405	2,792	2,810
Total interest income	43,997	25,987	69,624	50,130
INTEREST EXPENSE:
Interest on deposits	12,266	4,871	17,285	5,876
Interest on borrowings	1,758	—	2,379	661
Interest on senior debt and subordinated debentures	916	911	1,831	1,807
Total interest expense	14,940	5,782	21,495	8,344
Net interest income before provision for credit losses	29,057	20,205	48,129	41,786
PROVISION (CREDIT) FOR CREDIT LOSSES	9,831	(343)	10,407	290
Net interest income after provision for credit losses	19,226	20,548	37,722	41,496
NON-INTEREST INCOME:
Service charges	480	367	864	755
Net realized losses on sales and calls of investment securities	(1,974)	(39)	(2,346)	(257)
Other income	2,894	1,266	4,519	2,671
Total non-interest income	1,400	1,594	3,037	3,169
NON-INTEREST EXPENSES:
Salaries and employee benefits	13,451	7,976	22,090	16,010
Occupancy and equipment	2,423	1,264	3,966	2,521
Other	12,629	4,565	17,780	8,479
Total non-interest expenses	28,503	13,805	43,836	27,010
(Loss) income before (benefit) provision for income taxes	(7,877)	8,337	(3,077)	17,655
(Benefit) provision for income taxes	(1,587)	2,055	(463)	4,403
Net (loss) income	$(6,290)	$6,282	$(2,614)	$13,252
Earnings per common share:
Basic earnings per share	$(0.33)	$0.54	$(0.17)	$1.13
Weighted average common shares used in basic computation	18,814,020	11,723,127	15,282,274	11,713,524
Diluted earnings per share	$(0.33)	$0.54	$(0.17)	$1.13
Weighted average common shares used in diluted computation	18,937,036	11,740,390	15,369,528	11,738,037
Cash dividend per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income	$(6,290)	$6,282	$(2,614)	13,252
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	1,815	(282)	3,902	6,152
Reclassification of net losses included in net income	1,974	39	2,346	257
Amortization of net unrealized losses transferred	555	573	1,142	1,200
Other comprehensive income, before tax	4,344	330	7,390	7,609
Tax effect	(1,284)	(97)	(2,185)	(2,250)
Total other comprehensive income	3,060	233	5,205	5,359
Comprehensive (loss) income	$(3,230)	$6,515	$2,591	$18,611

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2023	11,754,938	$61,924	$196,229	$(76,101)	182,052
Net income	—	—	6,282	—	6,282
Other comprehensive income	—	—	—	233	233
Stock issued under employee stock purchase plan	3,649	47	—	—	47
Restricted stock granted net of forfeitures	53,877	—	—	—	—
Stock-based compensation expense	—	158	—	—	158
Cash dividend	—	—	(1,411)	—	(1,411)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, June 30, 2023	11,812,425	$62,128	$201,100	$(75,868)	$187,360

Balance, March 31, 2024	11,831,994	$62,801	$212,805	$(63,889)	$211,717
Net loss	—	—	(6,290)	—	(6,290)
Other comprehensive income	—	—	—	3,060	3,060
Issuance of common stock due to business combination, net of issuance costs	7,037,202	143,712	—	—	143,712
Stock issued under employee stock purchase plan	3,654	77	—	—	77
Restricted stock granted net of forfeitures	62,785	—	—	—	—
Stock-based compensation expense	—	187	—	—	187
Cash dividend	—	—	(2,265)	—	(2,265)
Stock options exercised	5,017	63	—	—	63
Repurchase and retirement of common stock	(1,121)	(19)	—	—	(19)
Balance, June 30, 2024	18,939,531	$206,821	$204,250	$(60,829)	$350,242

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	$174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	13,252	—	13,252
Other comprehensive loss	—	—	—	5,359	5,359
Stock issued under employee stock purchase plan	7,792	123	—	—	123
Stock awarded to employees	10,347	—	—	—	—
Restricted stock granted net of forfeitures	59,034	—	—	—	—
Stock-based compensation expense	—	519	—	—	519
Cash dividend	—	—	(2,821)	—	(2,821)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, June 30, 2023	11,812,425	$62,128	$201,100	$(75,868)	$187,360

Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064
Net loss	—	—	(2,614)	—	(2,614)
Other comprehensive income	—	—	—	5,205	5,205
Issuance of common stock due to business combination, net of issuance costs	7,037,202	143,712	—	—	143,712
Stock issued under employee stock purchase plan	8,034	147	—	—	147
Restricted stock granted net of forfeitures	72,360	—	—	—	—
Stock-based compensation expense	—	368	—	—	368
Cash dividend	—	—	(3,684)	—	(3,684)
Stock options exercised and related tax benefit	5,017	63	—	—	63
Repurchase and retirement of common stock	(1,121)	(19)	—	—	(19)
Balance, June 30, 2024	18,939,531	$206,821	$204,250	$(60,829)	$350,242

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,614)	$13,252
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(299)	94
Depreciation	937	311
Accretion	(942)	(971)
Amortization	2,154	4,562
Stock-based compensation	368	519
Provision for credit losses	10,407	290
Net realized losses on sales and calls of available-for-sale investment securities	2,346	257
Net gain on disposal of premises and equipment	14	—
Net change in equity securities	98	—
Increase in bank-owned life insurance, net of expenses	(623)	(503)
Net decrease in accrued interest receivable and other assets	2,506	(2,069)
Net increase in accrued interest payable and other liabilities	(1,284)	(649)
(Benefit) provision for deferred income taxes	(2,762)	381
Net cash provided by operating activities	10,306	15,474
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	58,523	—
Proceeds from sales or calls of available-for-sale investment securities	38,289	12,376
Proceeds from calls of held-to-maturity investment securities	—	20
Proceeds from maturity and principal repayments of available-for-sale investment securities	29,144	20,166
Proceeds from maturity and principal repayments of held-to-maturity investment securities	875	1,180
Net (increase) decrease in loans	(45,127)	556
Purchases of premises and equipment	(880)	(3,263)
FHLB stock purchased	(350)	(967)
Net cash provided by investing activities	80,474	30,068
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, interest bearing and savings deposits	(38,089)	(40,296)
Net increase in time deposits	21,743	140,941
Proceeds from short-term borrowings from Federal Home Loan Bank	714,500	3,346,500
Repayments of short-term borrowings to Federal Home Loan Bank	(728,565)	(3,392,500)
Repayments of borrowings from FRB Bank Term Funding Program	(935)	—
Repurchase and retirement of common stock	(19)	(1)
Proceeds from stock issued under employee stock purchase plan	147	123
Excess tax benefit from exercise of stock options	63	—
Cash dividend payments on common stock	(3,684)	(2,821)
Net cash (used in) provided by financing activities	(34,839)	51,946
Increase in cash and cash equivalents	55,941	97,488
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,728	31,170
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,669	$128,658

See notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
(In thousands)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$18,366	$8,621
Income taxes	2,380	5,400
Operating cash flows from operating leases	1,157	1,231
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$6,248	$6,652
Acquisition:
Assets acquired	$1,041,385	$—
Liabilities assumed	$(940,276)	$—
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited)

Note 1.

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2023 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2024, and the results of its operations and its cash flows for the three and six month interim periods ended June 30, 2024 and 2023 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Recently Issued or Adopted Accounting Pronouncements

Compensation—Stock Compensation (Topic 718) - In March 2024, the Financial Accounting Standards Board (FASB) issued guidance within Accounting Standards Update (ASU) 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with the company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance.

The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If the Company adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes the interim period. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) on a prospective basis. The Company has evaluated this ASU and does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements, as the Company does not typically provide these types of awards.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The Company is in the process of evaluating the provisions of this ASU but does not expect it to have a material impact on the Company's consolidated financial statements.

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

Pursuant to the terms of the merger, holders of Community West common stock received 0.79 of a share of common stock of Central Valley for each share of Community West common stock held immediately prior to the effective time of the mergers, with cash to be paid in lieu of any fractional shares of common stock of Central Valley. As a result of the mergers, Central Valley issued approximately 7,037,202 shares of Central Valley common stock. The financial condition and results of operation of the combined companies is reported in the second quarter results.

The acquisition of Community West has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, intangibles recognized and consideration exchanged was recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. We recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, we will continue to evaluate these fair values for up to one year following the merger date of April 1, 2024. While management believes the information available and presented below provide a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts. Valuation subject to change include, but not limited to, loans and leases, deposits, deferred tax items, and certain other assets and liabilities.

The following table summarizes the consideration paid for Community West Bank and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Community West
April 1, 2024
Fair value of consideration transferred:
Fair value of shares issued	$139,970
Cash consideration	2
Fair value of options assumed	3,742
Total merger consideration	$143,714

Assets acquired:
Cash and cash equivalents	$58,523
Securities available-for-sale	846
Loans and leases	920,094
Premises and equipment	7,608
Cash value of life insurance	8,971
Other assets	45,343
Total assets acquired	1,041,385
Liabilities assumed:
Deposits	(844,035)
Borrowings	(85,638)
Other liabilities	(10,603)
Total liabilities assumed	(940,276)
Total net assets acquired	101,109
Goodwill created from transaction	$42,605

The acquisition resulted in goodwill of $42.6 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects the related synergies from the combined operations.

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit deteriorated loans from the recent acquisition on April 1, 2024, and their respective expected contractual cash flows as of the acquisition date:

Community West
April 1, 2024
Fair value	$892,090
Gross contractual amounts receivable	1,124,200
Estimate of contractual cash flows not expected to be collected (1)	13,375
Estimate of contractual cash flows expected to be collected	1,110,825
(1) Includes interest payments not expected to be collected due to loan prepayments as well as principal and interest payments not expected to be collected due to customer default.

The acquisition improves the Company’s footprint in Central California, expanding to the Central Coast. The acquisition diversifies its commercial banking business, adds additional revenue enhancing products, improves the Bank’s loan to deposit ratio, and creates operational efficiencies. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Community West was merged into the Company and separate financial information is not readily available.

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	June 30, 2024
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,993	$—	$(1,070)	$8,923	$—
U.S. Government agencies	99	—	(7)	92	—
Obligations of states and political subdivisions	196,230	—	(19,586)	176,644	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,098	10	(4,853)	78,255	—
Private label mortgage and asset backed securities	308,285	7	(40,706)	267,586	—
Corporate debt securities	469	3	—	472	—
Total available-for-sale	$598,174	$20	$(66,222)	$531,972	$—

	June 30, 2024
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,112	$73	$(15,732)	$176,453	$15
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,925	—	(1,971)	8,954	—
Private label mortgage and asset backed securities	53,812	—	(5,777)	48,035	34
Corporate debt securities	46,125	—	(4,174)	41,951	1,027
Total held-to-maturity	$302,974	$73	$(27,654)	$275,393	$1,076

	December 31, 2023
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,036)	$8,954	$—
U.S. Government agencies	102	—	(7)	95	—
Obligations of states and political subdivisions	198,070	—	(17,848)	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	3	(5,525)	83,352	—
Private label mortgage and asset backed securities	372,610	10	(48,047)	324,573	—
Total available-for-sale	$669,646	$13	$(72,463)	$597,196	$—

	December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,070	$70	$(14,188)	$177,952	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	—	(1,692)	9,066	—
Private label mortgage and asset backed securities	54,579	—	(5,944)	48,635	11
Corporate debt securities	46,086	—	(4,736)	41,350	1,020
Total held-to-maturity	$303,493	$70	$(26,560)	$277,003	$1,051

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the periods ended June 30, 2024 and 2023 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2024	2023	2024	2023
Proceeds from sales or calls	$32,589	$310	$38,289	$12,376
Gross realized gains from sales or calls	—	—	—	—
Gross realized losses from sales or calls	$(1,974)	$(39)	$(2,346)	$(257)

The provision for income taxes includes a $584,000 and $12,000 income tax benefit from security sales for the three months ended June 30, 2024 and 2023. The provision for income taxes includes a $693,000 and $76,000 income tax benefit from security sales for the six months ended June 30, 2024 and 2023.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at June 30, 2024 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2024		December 31, 2023
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	15,662	13,888	9,992	8,954
After five years through ten years	34,050	29,911	40,264	35,379
After ten years	156,511	141,768	157,804	144,843
	206,223	185,567	208,060	189,176
Investment securities not due at a single maturity date:
U.S. Government agencies	99	92	102	95
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,098	78,255	88,874	83,352
Private label mortgage and asset backed securities	308,285	267,586	372,610	324,573
Corporate debt securities	469	472
Total available-for-sale	$598,174	$531,972	$669,646	$597,196

	June 30, 2024		December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	8,502	8,171	8,463	8,136
After five years through ten years	74,993	68,883	74,746	68,552
After ten years	108,617	99,399	108,861	101,264
	192,112	176,453	192,070	177,952
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,925	8,954	10,758	9,066
Private label mortgage and asset backed securities	53,812	48,035	54,579	48,635
Corporate debt securities	46,125	41,951	46,086	41,350
Total held-to-maturity	$302,974	$275,393	$303,493	$277,003

At June 30, 2024 there were two issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,923	$(1,070)	$8,923	$(1,070)
U.S. Government agencies	—	—	92	(7)	92	(7)
Obligations of states and political subdivisions	6,003	(234)	170,641	(19,352)	176,644	(19,586)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	29	—	75,072	(4,853)	75,101	(4,853)
Private label mortgage and asset backed securities	734	(6)	266,805	(40,700)	267,539	(40,706)
Total available-for-sale	$6,766	$(240)	$521,533	$(65,982)	$528,299	$(66,222)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,954	$(1,036)	$8,954	$(1,036)
U.S. Government agencies	—	—	95	(7)	95	(7)
Obligations of states and political subdivisions	—	—	180,222	(17,848)	180,222	(17,848)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	392	(3)	82,760	(5,522)	83,152	(5,525)
Private label mortgage and asset backed securities	—	—	323,655	(48,047)	323,655	(48,047)
Total available-for-sale	$392	$(3)	$595,686	$(72,460)	$596,078	$(72,463)

As of June 30, 2024, the Company had a total of 170 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 46 obligations of states and political subdivisions, 51 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 67 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at June 30, 2024. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of June 30, 2024, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of June 30, 2024 and December 31, 2023.

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

The allowance for credit losses on HTM securities was $1,076,000 at June 30, 2024. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the thee months and six months ended June 30, 2024 and 2023 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

Debt Securities Held-to-Maturity	2024	2023	2024	2023
Beginning ACL balance	$894	$684	$1,051	$—
Impact of adoption of ASU 2016-13	—	—	—	776
Provision (credit) to credit losses	182	(228)	25	(320)
Total Ending ACL balance	$1,076	$456	$1,076	$456

During the three and six month period ended June 30, 2024, the credit to credit losses for held-to-maturity securities was primarily driven by changes in economic scenarios. Management believes that the allowance for credit losses for held-to-maturity securities at June 30, 2024 appropriately reflected expected credit losses at that date.

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

	June 30, 2024
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,112	$—	$—
Private label mortgage and asset backed securities	51,991	—	1,821
Corporate debt securities	—	30,191	15,948
Total debt securities held-to-maturity	$244,103	$30,191	$17,769

Note 4.  Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,089,804 and $4,752,000 at June 30, 2024 and December 31, 2023 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	June 30, 2024	December 31, 2023
Commercial:
Commercial and industrial	$137,133	$105,466
Agricultural production	26,166	33,556
Total commercial	163,299	139,022
Real estate:
Construction & other land loans	64,275	33,472
Commercial real estate - owner occupied	308,462	215,146
Commercial real estate - non-owner occupied	889,987	539,522
Farmland	141,152	120,674
Multi-family residential	127,288	61,307
1-4 family - close-ended	116,485	96,558
1-4 family - revolving	34,747	27,648
Total real estate	1,682,396	1,094,327
Consumer:
Manufactured housing	327,564	—
Other installment	81,245	55,606
Total consumer	408,809	55,606
Total gross loans	2,254,504	1,288,955
Net deferred origination costs	2,067	1,842
Loans, net of deferred origination costs	2,256,571	1,290,797
Allowance for credit losses	(24,940)	(14,653)
Total loans, net	$2,231,631	$1,276,144

At June 30, 2024 and December 31, 2023, loans originated under Small Business Administration (SBA) programs totaling $23,101,000 and $18,246,000, respectively, were included in the real estate and commercial categories, of which, $17,651,000 or 76% and $13,955,000 or 76%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses for the three months ended June 30, 2024 and 2023 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2024	$977	$10,290	$2,189	$1,202	$14,658
Allowance for loan loss on purchased credit deteriorated loans (PCD)	375	371	2	73	821
Provision (credit) for credit losses (1)	171	5,965	766	2,600	9,502
Charge-offs	(46)	—	—	(7)	(53)
Recoveries	—	—	8	4	12
Ending balance, June 30, 2024	$1,477	$16,626	$2,965	$3,872	$24,940
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $9,831 includes a $182 provision for held-to-maturity securities and a $147 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2023	$2,028	$10,065	$2,285	$879	$15,257
(Credit) provision for credit losses (1)	(551)	619	198	(82)	184
Charge-offs	—	—	—	(3)	(3)
Recoveries	—	—	6	19	25
Ending balance, June 30, 2023	$1,477	$10,684	$2,489	$813	$15,463
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $(343) includes a $(228) credit for held-to-maturity securities and a $(299) credit for unfunded loan commitments.

The following table shows the summary of activities for the allowance for credit losses as of and for the six months ended June 30, 2024 and 2023 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,475	$9,792	$2,435	$951	$—	$14,653
Allowance for loan loss on purchased credit deteriorated loans (PCD)	375	371	2	73	—	821
(Credit) provision for credit losses (1)	180	6,439	520	2,893	—	10,032
Charge-offs	(553)	—	—	(75)	—	(628)
Recoveries	—	24	8	30		62
Ending balance, June 30, 2024	$1,477	$16,626	$2,965	$3,872	$—	$24,940
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $10,407 includes a $25 provision for held-to-maturity securities and a $349 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,814	$7,803	$607	$284	$340	$10,848
Impact of adoption of ASU 2016-13	454	1,693	1,614	489	(340)	3,910
(Credit) provision for credit losses (1)	(791)	1,188	255	50	—	702
Charge-offs	(322)	—	—	(35)	—	(357)
Recoveries	322	—	13	25	—	360
Ending balance, June 30, 2023	$1,477	$10,684	$2,489	$813	$—	$15,463
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $290 includes a $(320) credit for held-to-maturity securities and a $(92) credit for unfunded loan commitments.

The following table presents the composition of nonaccrual loans as of June 30, 2024 (in thousands). There were no loans on nonaccrual as of December 31, 2023

	June 30, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$134	$134
Commercial real estate - non-owner occupied	—	385	385
Farmland	—	1,525	1,525
Manufactured housing	—	762	762
Total	$—	$2,806	$2,806

During the three and six month periods ended June 30, 2024, the provision for credit losses was primarily driven by loan growth and fluctuations in the economic forecasts utilized by the Company. The Company did not make any changes to the weightings utilized for the most likely, downside, or upside economic economic scenarios during the three or six month periods. The Company did update its peer group, expanding it to include banks in the central coast of California due to the Company’s new geographic footprint as well as larger banks in the overall footprint due to the Company’s increased asset size. During the quarter, the allowance increased primarily due to the acquisition of loans with a fair value of $920,094,000 as of April 1, 2024, including an allowance for purchased credit deteriorated loans. Management believes that the allowance for credit losses at June 30, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of June 30, 2024 (in thousands). As of December 31, 2023 there were no collateral dependent loans.

	June 30, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial real estate - owner occupied	$—	$134	$—	$134
Commercial real estate - non-owner occupied	—	—	385	385
Farmland	—	1,525	—	1,525
Manufactured housing	762	—	—	762
Total	$762	$1,659	$385	$2,806

Purchased loans and leases that reflect a more-than-significant deterioration of credit quality from origination are considered PCD. At the time of acquisition, the initial estimate of expected losses is recognized in the ACL. The following table provides a summary of loans and leases purchased as part of the acquisition with credit deterioration at the time of acquisition of April 1, 2024 (in thousands):

	April 1, 2024
	Par Value of Loans Acquired	Allowance for Credit Losses at Acquisition	Non-Credit Discount at Acquisition	Purchase Price of Loans at Acquisition
Commercial	$7,360	$(375)	$(416)	$6,569
Commercial real estate	20,622	(359)	(1,037)	19,226
Farmland	1,617	(12)	(56)	1,549
1-4 Family Real Estate	572	(2)	(24)	546
Manufacturing Housing	947	(73)	(11)	863
Total	$31,118	$(821)	$(1,544)	$28,753

The Company utilizes an internal asset classification system as a means of reporting problem and potential problem loans. Loan ratings are reviewed as part of the Company's normal loan monitoring process, but, at a minimum, updated on an annual basis. Under the Company’s risk rating system, the Company rates loans with potential problems as “Special Mention,” “Substandard,” “Doubtful,” and “Loss”. The following is a description of the characteristics of loan ratings.

Special Mention - A Special Mention loan has potential weaknesses that require management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company's credit position at some future date. Special mention assets are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification.

Substandard - A Substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. These loans have a well-defined weakness or weaknesses that jeopardize the full collection of amounts due. They are characterized by the distinct possibility that the Company will sustain some loss if the borrower’s deficiencies are not corrected.

Doubtful - A loan classified Doubtful has all the weaknesses inherent in one classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the loan, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral and refinancing plans.

Loss - Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable loans is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. Losses are taken in the period in which they are considered uncollectible.

Loans not meeting the criteria above are considered to be pass-rated loans.

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the six months ended June 30, 2024 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$15,245	$14,679	$18,630	$16,944	$5,440	$12,054	$41,980	$—	$124,972
Special mention	—	—	242	1,646	—	262	7,415	—	9,565
Substandard	—	—	1,641	—	—	1,220	89	—	2,950

Total	$15,245	$14,679	$20,513	$18,590	$5,440	$13,536	$49,484	$—	$137,487
Current period gross write-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Agricultural production
Pass/Watch	$50	$746	$—	$11	$477	$322	$24,304	$—	$25,910
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	300	—	—	—	300
Total	$50	$746	$—	$11	$777	$322	$24,304	$—	$26,210
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$3,144	$8,753	$28,373	$18,063	$701	$4,034	$896	$—	$63,964
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$3,144	$8,753	$28,373	$18,063	$701	$4,034	$896	$—	$63,964
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$21,502	$23,653	$45,164	$43,892	$35,863	$122,634	$6,006	$—	$298,714
Special mention	—	1,779	—	417	162	2,992	—	—	5,350
Substandard	—	—	—	—	934	3,351	—	—	4,285
Total	$21,502	$25,432	$45,164	$44,309	$36,959	$128,977	$6,006	$—	$308,349
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$59,049	$114,717	$177,202	$124,700	$77,274	$275,551	$29,455	$125	$858,073
Special mention	—	—	595	—	—	6,471	—	—	7,066
Substandard	—	—	—	8,051	—	15,934	—	—	23,985
Total	$59,049	$114,717	$177,797	$132,751	$77,274	$297,956	$29,455	$125	$889,124
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$4,700	$9,013	$20,627	$12,515	$29,127	$47,421	$5,350	$2,962	$131,715
Special mention	—	—	3,463	—	—	—	—	—	3,463
Substandard	—	—	—	—	2,029	3,873	—	—	5,902
Total	$4,700	$9,013	$24,090	$12,515	$31,156	$51,294	$5,350	$2,962	$141,080
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$3,882	$2,978	$31,102	$45,978	$13,891	$27,157	$2,306	$—	$127,294
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$3,882	$2,978	$31,102	$45,978	$13,891	$27,157	$2,306	$—	$127,294

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—		$—

1-4 family - close-ended
Pass/Watch	$428	$3,404	$66,849	$12,413	$5,959	$24,935	$1,224	$809	$116,021
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	549	—	—	549
Total	$428	$3,404	$66,849	$12,413	$5,959	$25,484	$1,224	$809	$116,570
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$28,936	$5,911	$34,847
Special mention	—	—	—	—	—	—	—	132	132
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$28,936	$6,043	$34,979
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$25,922	$46,279	$50,822	$44,738	$42,152	$—	$116,189	$—	$326,102
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	83	—	1,518	—	—	1,601
Total	$25,922	$46,279	$50,822	$44,821	$42,152	$1,518	$116,189	$—	$327,703
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$34,017	$28,096	$7,184	$5,732	$1,937	$6,239	$670	$—	$83,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	75	—	—	—	—	75
Total	$34,017	$28,096	$7,184	$5,807	$1,937	$6,239	$670	$—	$83,950
Current period gross write-offs	$11	$10	$49	$—	$—	$5	$—	$—	$75

Total loans outstanding (risk rating):
Pass/Watch	$167,800	$252,318	$445,953	$324,986	$212,821	$520,347	$257,316	$9,807	$2,191,348
Special mention	—	1,779	4,300	2,063	162	9,725	7,415	132	25,576
Substandard	—	—	1,641	8,209	3,263	26,445	89	—	39,647
Grand Total	$167,800	$254,097	$451,894	$335,258	$216,246	$556,517	$264,820	$9,939	$2,256,571
Current period total gross write-offs	$11	$10	$556	$—	$—	$51	$—	$—	$628

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the twelve months ended December 31, 2023 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$19,886	$17,129	$21,050	$4,643	$1,561	$6,980	$29,391	$215	$100,855
Special mention	—	277	139	183	107	272	3,750	—	4,728
Substandard	—	—	—	156	—	66	—	—	222
Total	$19,886	$17,406	$21,189	$4,982	$1,668	$7,318	$33,141	$215	$105,805
Current period gross write-offs	$241	$—	$323	$—	$—	$—	$—	$—	$564

Agricultural production
Pass/Watch	$153	$830	$14	$—	$251	$112	$30,241	$999	$32,600
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	676	—	—	—	—	300	—	976
Total	$153	$1,506	$14	$—	$251	$112	$30,541	$999	$33,576
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$20,648	$25,132	$20,783	$39,356	$21,831	$80,384	$3,207	$—	$211,341
Special mention	—	—	—	—	—	3,026	272	—	3,298
Substandard	—	—	—	—	—	497	—	—	497
Total	$20,648	$25,132	$20,783	$39,356	$21,831	$83,907	$3,479	$—	$215,136
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$81,153	$115,031	$77,375	$38,307	$12,181	$175,419	$19,218	$3,216	$521,900
Special mention	—	600	—	—	—	374	—	—	974
Substandard	—	—	—	—	13,625	2,344	—	—	15,969
Total	$81,153	$115,631	$77,375	$38,307	$25,806	$178,137	$19,218	$3,216	$538,843
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$8,382	$24,063	$10,873	$29,770	$11,155	$23,324	$8,695	$1,955	$118,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,213	—	200	—	—	2,413
Total	$8,382	$24,063	$10,873	$31,983	$11,155	$23,524	$8,695	$1,955	$120,630
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Current period gross write-offs	$75	$—	$—	$—	$—	$—	$—	$—	$75

Consumer
Pass/Watch	$34,866	$8,745	$6,503	$2,265	$2,007	$2,398	$643	$4	$57,431
Special mention	—	—	—	—	—	—	—	—	—
Substandard	182	—	42	—	—	—	—	—	224
Total	$35,048	$8,745	$6,545	$2,265	$2,007	$2,398	$643	$4	$57,655
Current period gross write-offs	$23	$—	$—	$—	$27	$—	$—	$—	$50

Total loans outstanding (risk rating):
Pass/Watch	$176,718	$272,426	$184,445	$119,665	$56,765	$320,310	$117,756	$13,411	$1,261,496
Special mention	—	877	139	183	107	3,672	4,022	—	9,000
Substandard	182	676	42	2,369	13,625	3,107	300	—	20,301
Grand Total	$176,900	$273,979	$184,626	$122,217	$70,497	$327,089	$122,078	$13,411	$1,290,797
Current period total gross write-offs	$339	$—	$323	$—	$27	$—	$—	$—	$689

The following table shows an aging analysis of the loan portfolio by class at June 30, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$1,907	$—	$—	$1,907	$135,226	$137,133	$—	$—
Agricultural production		—	—	—	26,166	26,166	—	—
Real estate:
Construction & other land loans	—	—	—	—	64,275	64,275	—	—
Commercial real estate - owner occupied	—	—	—	—	308,462	308,462	—	134
Commercial real estate - non-owner occupied	—	—	—	—	889,987	889,987	—	385
Farmland	—	—	—	—	141,152	141,152	—	1,525
Multi-family residential	—	—	—	—	127,288	127,288	—	—
1-4 family - close-ended	4,825	—	—	4,825	111,660	116,485	—	—
1-4 family - revolving	464	174	—	638	34,109	34,747	—	—
Consumer:
Manufactured housing	600	—	—	600	326,964	327,564	—	762
Other installment	124	47	—	171	81,074	81,245	—	—
Deferred fees	—	—	—	—	2,067	2,067	—	—
Total	$7,920	$221	$—	$8,141	$2,248,430	$2,256,571	$—	$2,806

The following table shows an aging analysis of the loan portfolio by class at December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$25	$—	$—	$25	$105,441	$105,466	$—	$—
Agricultural production	507	—	—	507	33,049	33,556	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	33,472	33,472	—	—
Commercial real estate - owner occupied	—	—	—	—	215,146	215,146	—	—
Commercial real estate - non-owner occupied	—	—	—	—	539,522	539,522	—	—
Farmland	—	—	—	—	120,674	120,674	—	—
Multi-family residential	—	—	—	—	61,307	61,307	—	—
1-4 family - close-ended	2,973	—	—	2,973	93,585	96,558	—	—
1-4 family - revolving	—	—	—	—	27,648	27,648	—	—
Consumer	169	68	—	237	55,369	55,606	—	—
Deferred fees	—	—	—	—	1,842	1,842	—	—
Total	$3,674	$68	$—	$3,742	$1,287,055	$1,290,797	$—	$—

There was $83,000 foregone interest on nonaccrual loans for the three and six month periods ended June 30, 2024. There was no foregone interest on nonaccrual loans for the three or six months periods ended June 30, 2023.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three or six month period ended June 30, 2024 and 2023.

Note 5. Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Core deposit intangibles represent the estimated future benefit of deposits related to an acquisition, are recorded separately as an asset and amortized over an estimated useful life of 10 years. Goodwill and other intangible assets are evaluated for impairment annually or whenever events or circumstances indicate the carrying amount may be impaired.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the three and six months ended June 30, 2024 and 2023:

	For Three Months Ended June 30,
	2024		2023
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$53,777	$—	$53,777	$34
Additions	42,602	10,019	—	—
Amortizations	—	(250)	—	(34)
Ending Balance	$96,379	$9,769	$53,777	$—

	For Six Months Ended June 30,
	2024		2023
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$53,777	$—	$53,777	$68
Additions	42,602	10,019	—	—
Amortizations	—	(250)	—	(68)
Ending Balance	$96,379	$9,769	$53,777	$—

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at June 30, 2024:

Estimated Amortization
2024	$501
2025	1,002
2026	1,002
2027	1,002
2028	1,002
Thereafter	5,260
Total	$9,769

Note 6. Deposits

The composition of the deposits at June 30, 2024 and December 31, 2023 is summarized in the table below (in thousands):

	June 30, 2024	December 31, 2023
NOW accounts	$314,217	$251,334
MMA accounts	826,460	497,043
Savings deposits	175,845	179,609
Time deposits	476,896	162,085
Total interest-bearing	1,793,418	1,090,071
Non-interest bearing	1,075,882	951,541
Total deposits	$2,869,300	$2,041,612

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2024	$232,541
2025	149,845
2026	75,374
2027	14,485
2028	4,294
Thereafter	357
Total	$476,896

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Savings	$154	$66	$288	$79
Money market	5,696	2,423	8,568	3,259
NOW accounts	85	92	178	173
Time certificates of deposit	6,331	2,290	8,251	2,365
Total	$12,266	$4,871	$17,285	$5,876

As of June 30, 2024 and December 31, 2023 uninsured deposits totaled $1,086,149,000 and $821,756,000, respectively.

Note 7. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $110,000,000 at June 30, 2024 and December 31, 2023, respectively, at interest rates which vary with market conditions. As of June 30, 2024 and December 31, 2023, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of June 30, 2024, the Company had a $90,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding with a weighted average interest rate of 0.86% and $20,000,000 overnight borrowing outstanding with an interest rate of 5.56%, compared to no long-term advances outstanding and a $35,000,000 overnight borrowing advance outstanding with an interest rate of 5.70% at December 31, 2023. Of the $90,000,000 in long-term advances outstanding as of June 30, 2024, $45,000,000 will mature in April 2025, with the remaining $45,000,000 to mature in June 2025. Approximately $674,707,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $255,972,000 as of June 30, 2024. FHLB advances are also secured by investment securities with amortized costs totaling $22,122,000 and $22,315,000 and fair values totaling $29,472,000 and $29,727,000 at June 30, 2024 and December 31, 2023, respectively.  The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit and Bank Term Funding Program - The Company has a line of credit in the amount of $4,268,000 and $4,448,000 with the Federal Reserve Bank of San Francisco (FRB) at June 30, 2024 and December 31, 2023, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,687,000 and $4,894,000 and market values totaling $4,106,000 and $4,374,000, respectively.  The Company participated in the Bank Term Funding Program (BTFP) which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. New loan activity under this program ended March 11, 2024.

At June 30, 2024 and December 31, 2023, the Company had $44,065,000 and $45,000,000 as short-term loans outstanding with the FRB under the Bank Term Funding Program at an interest rate of 4.81% and a maturity date of January 10, 2025. As of June 30, 2024 and December 31, 2023 the Company had $42,823,000 and $47,603,000, respectively, in securities fair value pledged to the program.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2024 and December 31, 2023:

Credit Lines (In thousands)	June 30, 2024	December 31, 2023
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	392,972	342,483
Balance outstanding, net of discount	106,573	35,000
Collateral pledged	696,829	612,702
Fair value of collateral	575,635	500,972
Federal Reserve Bank Term Loan Funding Program
Total credit limit	44,065	45,000
Balance outstanding	44,065	45,000
Collateral pledged	46,747	53,650
Fair value of collateral	42,823	47,603
Federal Reserve Bank
Credit limit	4,268	4,448
Balance outstanding	—	—
Collateral pledged	4,687	4,894
Fair value of collateral	$4,106	$4,374

Note 8. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(338)	(411)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,817	$69,744

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended June 30, 2024 and 2023 was $310,000. Interest expense recognized by the Company for the Subordinated Debentures for the six months ended June 30, 2024 and 2023 was $619,000

Senior Debt

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

Interest expense recognized by the Company for the Senior Debt for the three and six months ended June 30, 2024 was $512,000 and $1,024,000, compared to $512,000 and $1,018,000 for three and six months ended June 30, 2023.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At June 30, 2024, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of June 30, 2024, the rate was 7.19%.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three and six months ended June 30, 2024 was $94,000 and $188,000, compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three and six months ended June 30, 2023 was $93,000 and $360,000.

Note 9.  Commitments and Contingencies

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

Commitments to extend credit amounting to $413,622,000 and $276,270,000 were outstanding at June 30, 2024 and December 31, 2023, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $411,198,000 and $274,282,000 at June 30, 2024 and December 31, 2023, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $90,034,000 and $45,116,000 as of June 30, 2024 and December 31, 2023, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2,424,000 and $1,988,000 were outstanding at June 30, 2024 and December 31, 2023, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2024 or December 31, 2023.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2024 and December 31, 2023, the allowance for credit losses of unfunded commitments was $1,188,000 and $839,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Interchange Fees	$635	$458	$1,040	$903
Appreciation in cash surrender value of bank owned life insurance	347	254	622	503
Loan placement fees	244	172	410	296
Federal Home Loan Bank dividends	160	106	317	215
Other	1,508	276	2,130	754
Total other non-interest income	$2,894	$1,266	$4,519	$2,671

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Merger and acquisition expense	$5,556	$177	$5,939	$215
Information technology	1,522	935	2,544	1,782
Data processing expense	1,037	618	1,722	1,269
Professional services	701	706	1,326	1,020
Regulatory assessments	632	356	954	566
ATM/Debit card expenses	418	193	632	377
Advertising	289	124	440	248
Amortization of core deposit intangibles	250	34	250	68
Directors’ expenses	189	151	358	314
Loan related expenses	134	51	226	198
Personnel other	50	63	180	323
Other expense	1,851	1,157	3,209	2,099
Total other non-interest expense	$12,629	$4,565	$17,780	$8,479

Note 11. Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Net (loss) income	$(6,290)	$6,282	$(2,614)	$13,252
Weighted average shares outstanding	18,814,020	11,723,127	15,282,274	11,713,524
Basic (loss) earnings per share	$(0.33)	$0.54	$(0.17)	$1.13

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Net (loss) income	$(6,290)	$6,282	$(2,614)	$13,252
Weighted average shares outstanding	18,814,020	11,723,127	15,282,274	11,713,524
Effect of diluted stock options and restricted stock	123,016	17,263	87,254	24,513
Weighted average shares of common stock and common stock equivalents	18,937,036	11,740,390	15,369,528	11,738,037
Diluted (loss) earnings per share	$(0.33)	$0.54	$(0.17)	$1.13

Options to purchase 385,445 shares of common stock were outstanding as of June 30, 2024 and there were no outstanding shares as of June 30, 2023 There were 103,935 and 75,953 restricted stock awards unvested and outstanding at June 30, 2024 and 2023, respectively. For the three and six months ended June 30, 2024 and 2023, there were no anti-dilutive weighted average shares outstanding.

Holders of unvested restricted stock accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that are time-based contain non-forfeitable rights to dividends or dividend equivalents and are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings. Unvested stock awards that vest based on performance or market conditions are not considered to be participating securities in the earnings per share calculation because accrued dividends on shares that do not vest are forfeited.

Note 12.  Share-Based Compensation

In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 149,830 shares remain reserved for future grants as of June 30, 2024.

Share-based compensation cost recognized for those plans was $187,000 and $368,000 for the three and six months ended June 30, 2024, respectively, and $158,000 and $519,000 for the three and six months ended June 30, 2023, respectively. The recognized tax benefit for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $6,000 for the three and six months ended June 30, 2024, and $0 for the three and six months ended June 30, 2023, respectively.

Stock Option Awards

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

A summary of the activity of the Company’s stock options for the six months June 30, 2024 follows (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	—	$—
Options issued at acquisition	390,462	13.23
Options granted	—	—
Options exercised	(5,017)	12.48
Options forfeited	—	—
Options outstanding at June 30, 2024	385,445	$13.24

The significant assumptions used to estimate fair value of the issued options at the time of the acquisition included: risk free rate 4.35%; dividend rate 4.31%, expected volatility 46.95%, and a weighted average expected term of 4.92 years.

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Intrinsic value of options exercised	$24	$—	$24	$—
Cash received from options exercised	63	—	63	—
Excess tax expense realized for option exercises	6	—	6	—
Weighted average fair value of the assumed options	$3,742	$—	$3,742	$—

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	385,445	—	385,445
Weighted average exercise price	$13.24	$—	$13.24
Intrinsic value (in thousands)	$2,032	$—	$2,032
Weighted average remaining contractual term (yrs.)	4.30	—	4.30
As of June 30, 2024, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

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

The following table summarizes restricted stock activity for the quarter ended June 30, 2024 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2023	75,133	$15.65
Granted	72,360	16.93
Vested	(43,558)	15.06
Forfeited	—	—
Nonvested outstanding shares at June 30, 2024	103,935	$16.79

As of June 30, 2024, there were 103,935 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2024, there was $1,633,228 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.39 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,744,860 at June 30, 2024.

Note 13.  Fair Value Measurements

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

The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	June 30, 2024
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$26,437	$26,437	$—	$—	$26,437
Interest-earning deposits in other banks	83,232	83,232	—	—	83,232
Held-to-maturity investment securities	301,898	—	275,393	—	275,393
Loans, net	2,231,631	—	—	2,139,043	2,139,043
Financial liabilities:
Time deposits	476,640	—	472,804	—	472,804
Short-term borrowings	150,638	—	150,480	—	150,480
Senior debt and subordinated debentures	69,817	—	—	61,293	61,293

	December 31, 2023
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$30,017	$30,017	$—	$—	$30,017
Interest-earning deposits in other banks	23,711	23,711	—	—	23,711
Held-to-maturity investment securities	302,442	—	277,003	—	277,003
Loans, net	1,276,144	—	—	1,213,098	1,213,098
Financial liabilities:
Time deposits	162,085	—	160,839	—	160,839
Short-term borrowings	80,000	—	79,991	—	79,991
Subordinated debentures	69,744	—	—	61,121	61,121

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
June 30, 2024	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,923	$—	$8,923	$—
U.S. Government agencies	92	—	92	—
Obligations of states and political subdivisions	176,644	—	176,644	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	78,255	—	78,255	—
Private label mortgage and asset backed securities	267,586	—	267,586	—
Corporate debt securities	472	—	472	—
Equity securities	6,551	6,551	—	—
Total assets measured at fair value on a recurring basis	$538,523	$6,551	$531,972	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,954	$—	$8,954	$—
U.S. Government agencies	95	—	95	—
Obligations of states and political subdivisions	180,222	—	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,352	—	83,352	—
Private label mortgage and asset backed securities	324,573	—	324,573	—
Equity securities	6,649	6,649	—	—
Total assets measured at fair value on a recurring basis	$603,845	$6,649	$597,196	$—

There were no liabilities measured on a recurring basis at June 30, 2024 and December 31, 2023.

There were no changes in valuation techniques used during the periods ended June 30, 2024 or December 31, 2023. There were no assets or liabilities measured on a non-recurring basis at June 30, 2024 and December 31, 2023.

Note 14.  Subsequent Events

Dividend Declared

On July 17, 2024, the Board of Directors declared a $0.12 per share cash dividend payable on August 16, 2024 to shareholders of record as of August 2, 2024.

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

As of result of the merger, we now offer 26 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve.

Dividend Declared

On July 17, 2024, the Board of Directors declared a $0.12 per share cash dividend payable on August 16, 2024 to shareholders of record as of August 2, 2024.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with ASC 805. We recognize the fair value of the assets acquired and liabilities assumed as of the date of acquisition, with any excess of the fair value of consideration provided over the fair value of the identifiable net tangible and intangible assets acquired recorded as goodwill. Transaction costs are expensed as incurred. Application of the acquisition method requires extensive use of accounting estimates and judgments to determine the fair values of the identifiable assets acquired and liabilities assumed at the acquisition date.

In accordance with ASC 805, the acquiring company retains the right to make appropriate adjustments to the assets and liabilities of the acquired entity for information obtained during the measurement period about facts and circumstances that existed as of the acquisition date. The measurement period ends as of the earlier of (i) one year from the acquisition date or (ii) the date when the acquirer receives the information necessary to complete the business combination accounting.

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years.

Allowance for Credit Losses

The Current Expected Credit Loss (“CECL”) approach requires an estimate of the credit losses expected over the life of a financial asset carried at amortized cost. It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

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

The impact of utilizing the CECL approach to calculate the reserve for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolios, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the reserve for credit losses, and therefore, greater volatility to our reported earnings. See Note 4 to the Consolidated Financial Statements and the “Allowance for Credit Losses on Loans” section below.

Please refer to the Company’s 2023 Annual Report on Form 10-K for a complete listing of critical accounting policies.

Financial Highlights

The significant highlights for the Company as of or for the period ended June 30, 2024 included the following:

•The Company incurred a loss during the second quarter of $6.3 million, or a loss of $0.33 per diluted common share, compared to net income of $3.7 million and $0.31, respectively, in the first quarter of 2024. The loss during the second quarter is attributable to merger-related expenses, including a provision for loan losses for the acquired loan portfolio. In addition, the Company realized a loss on sale of securities. See Non-GAAP financial measures below.
•Available-for-sale investment securities decreased $65.2 million or 10.9% at June 30, 2024 compared to December 31, 2023. During the second quarter, the Company received $26.0 million from the sale of available-for-sale investment securities and the remaining decline was due to normal pay downs and maturities, which the proceeds were used to fund loan growth as part of strategic repositioning of the balance sheet to improve future earnings.
•Total gross loans of $2.26 billion at June 30, 2024 increased by 74.82% or $965.8 million compared to December 31, 2023 largely due to the merger, which the fair value of the acquired loans totaled $920.1 million. Excluding the acquired loans, gross loans increased by $45.7 million or 3.54% during the year-to-date period.
•Total assets increased by $1.05 billion or 43.20% at June 30, 2024 compared to December 31, 2023 as a result of the merger.
•Total deposits of $2.87 billion at June 30, 2024 increased by 40.54% or $827.7 million compared to December 31, 2023, primarily due to the merger, which the fair value of the acquired deposits totaled $844.0 million. Excluding the merger, deposits decreased $16.35 million or 0.80%.

•Total cost of deposits increased to 1.71% for the quarter ended June 30, 2024 compared to 0.98% for the quarter ended March 31, 2024, largely due to acquired deposits from the merger including amortization from fair value marks on certificates of deposits.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 37.36% and 45.30% for the quarters ended June 30, 2024 and March 31, 2024, respectively.
•Net interest margin increased to 3.65% for the quarter ended June 30, 2024, from 3.42% for the quarter ended March 31, 2024.
•There were $2,806,000 non-performing assets for the quarter ended June 30, 2024 as the result of the acquired loans from the merger. Net loan charge-offs were $41,000 and loans delinquent more than 30 days were $8,316,000 for the quarter ended June 30, 2024.
•Capital positions remain strong at June 30, 2024 with a 9.14% Tier 1 Leverage Ratio; a 11.36% Common Equity Tier 1 Ratio; a 11.55% Tier 1 Risk-Based Capital Ratio; and a 13.87% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on August 16, 2024 to shareholders of record as of August 2, 2024.
Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(In thousands, except share and per-share amounts)	2024	2024	2023	2024	2023
Net interest income before provision for credit losses	$29,057	$19,073	$20,205	$48,129	$41,786
Provision (credit) for credit losses	9,831	575	(343)	10,407	290
Net interest income after provision (credit) for credit losses	19,226	18,498	20,548	37,722	41,496
Total non-interest income	1,400	1,636	1,594	3,037	3,169
Total non-interest expenses	28,503	15,333	13,805	43,836	27,010
(Loss) income before provision for income taxes	(7,877)	4,801	8,337	(3,077)	17,655
(Benefit) provision for income taxes	(1,587)	1,125	2,055	(463)	4,403
Net (loss) income	$(6,290)	$3,676	$6,282	$(2,614)	$13,252
.
During the three months and six months ended June 30, 2024, the Company reported a loss of $6,290,000 and $2,614,000, respectively, which is attributable to merger-related expenses, including a provision for loan losses for the acquired loan portfolio. In addition, the Company realized a loss on sale of securities. Basic and diluted loss per share for the three months and six months ended June 30, 2024 were $0.33 and $0.17, respectively. Basic and diluted earnings per share for the three months and six months ended June 30, 2023 were $0.54 and $1.13, respectively. During the three and six months ended June 30, 2024, the Company recorded a $9,831,000 and $10,407,000 provision for credit losses, compared to a $343,000 credit and $290,000 provision during the three and six months ended June 30, 2023.

Statement Regarding use of Non-GAAP Financial Measures
Community West Bancshares’s financial results are presented in accordance with GAAP and refer to certain non-GAAP financial measures. Management believes that presentation of operating results using non-GAAP financial measures provides useful supplemental information to investors and facilitates the analysis of the Company’s core operating results and comparison of operating results across reporting periods. Management also uses non-GAAP financial measures to establish budgets and manage the Company’s business. A reconciliation of the GAAP financial measures to comparable non-GAAP financial measures is presented below.

Reconciliation of GAAP and Non-GAAP Financial Measures

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(In thousands, except share and per-share amounts)	2024	2024	2023	2024	2023

NET (LOSS) INCOME:
Net (loss) income (GAAP)	$(6,290)	$3,676	$6,282	$(2,614)	$13,252
Merger and conversion related costs:
Provision for credit losses on non-purchased credit deteriorated loans	10,877	—	—	10,877	—
Personnel and severance	2,985	—	—	2,985	—
Professional services	1,713	301	177	2,014	215
Data processing	337	—	—	337	—
Other	521	82	—	603	—
Total merger and conversion related costs, net of taxes	16,433	383	177	16,816	215
Accretion of fair value marks, net	(1,022)	(41)	(72)	(1,063)	(139)
Loss on sale of investment securities	1,974	373	39	2,346	257
Income tax benefit of non-core expenses	(3,311)	(90)	(44)	(2,531)	(54)
Comparable net income (non-GAAP)	$7,784	$4,301	$6,382	$12,954	$13,531
DILUTED EARNINGS PER SHARE:
Weighted average diluted shares	18,937,036	11,790,231	11,740,390	15,369,528	11,738,037
Diluted (loss) earnings per share (GAAP)	$(0.33)	$0.31	$0.54	$(0.17)	$1.13
Comparable diluted earnings per share (non-GAAP)	$0.41	$0.36	$0.54	$0.84	$1.15
RETURN ON AVERAGE ASSETS
Average assets	$3,468,433	$2,420,810	$2,501,524	$2,944,622	$2,460,742
Return on average assets (GAAP)	(0.73)%	0.61%	1.00%	(0.18)%	1.08%
Comparable return on average assets (non-GAAP)	0.90%	0.72%	1.02%	0.90%	1.10%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$334,809	$207,667	$184,787	$271,238	$183,490
Return on average equity (GAAP)	(7.39)%	7.08%	13.60%	(1.91)%	14.44%
Comparable return on average equity (non-GAAP)	9.30%	8.28%	13.81%	9.55%	14.75%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$28,503	$15,333	$13,805	$43,836	$27,010
Merger-related non-interest expenses	(5,556)	(383)	(177)	(5,939)	(215)
Non-interest expense (non-GAAP)	$22,947	$14,950	$13,628	$37,897	$26,795
Net interest income	$29,057	$19,073	$20,205	$48,129	$41,786
Non-interest income	$1,400	$1,636	$1,594	$3,037	$3,169
Loss on sale of investment securities	$1,974	$373	$39	$2,346	$257
Non-interest income (non-GAAP)	$3,374	$2,009	$1,633	$5,383	$3,426
Efficiency ratio (GAAP)	93.58%	74.04%	63.33%	85.67%	60.08%
Comparable efficiency ratio (non-GAAP)	70.76%	70.91%	62.40%	70.82%	59.27%

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2024			For the Three Months Ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$84,395	$1,076	5.10%	$107,134	$1,374	5.13%
Securities
Taxable securities	681,934	5,328	3.13%	765,304	5,826	3.05%
Non-taxable securities (1)	253,267	1,767	2.79%	256,624	1,779	2.77%
Total investment securities	935,201	7,095	3.03%	1,021,928	7,605	2.98%
Total securities and interest-earning deposits	1,019,596	8,171	3.21%	1,129,062	8,979	3.18%
Loans (2) (3)	2,226,858	36,197	6.54%	1,257,984	17,382	5.54%
Total interest-earning assets	3,246,454	$44,368	5.50%	2,387,046	$26,361	4.43%
Allowance for credit losses	(26,194)			(15,317)
Non-accrual loans	1,605			—
Cash and due from banks	26,624			26,467
Bank premises and equipment	21,074			9,392
Other assets	198,870			93,936
Total average assets	$3,468,433			$2,501,524
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$502,333	$239	0.19%	$476,398	$158	0.13%
Money market accounts	816,224	5,696	2.81%	547,452	2,423	1.78%
Time certificates of deposit	487,779	6,331	5.22%	225,638	2,290	4.07%
Total interest-bearing deposits	1,806,336	12,266	2.73%	1,249,488	4,871	1.56%
Other borrowed funds	207,108	2,674	5.16%	69,653	911	5.23%
Total interest-bearing liabilities	2,013,444	$14,940	2.98%	1,319,141	$5,782	1.76%
Non-interest bearing demand deposits	1,077,532			963,104
Other liabilities	42,648			34,492
Shareholders’ equity	334,809			184,787
Total average liabilities and shareholders’ equity	$3,468,433			$2,501,524
Interest income and rate earned on average earning assets		$44,368	5.50%		$26,361	4.43%
Interest expense and interest cost related to average interest-bearing liabilities		14,940	2.98%		5,782	1.76%
Net interest income and net interest margin (4)		$29,428	3.65%		$20,579	3.46%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $371 and $374 at June 30, 2024 and June 30, 2023, respectively.
(2)    Loan interest income includes loan fees (costs) of $(72) and $26 at June 30, 2024 and June 30, 2023, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	For the Six Months Ended June 30, 2024			For the Six Months Ended June 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$59,297	$1,507	5.08%	$57,285	$1,449	5.06%
Securities
Taxable securities	698,046	10,828	3.10%	774,569	11,712	3.02%
Non-taxable securities (1)	253,688	3,536	2.79%	257,036	3,557	2.77%
Total investment securities	951,734	14,364	3.02%	1,031,605	15,269	2.96%
Total securities and interest-earning deposits	1,011,031	15,871	3.14%	1,088,890	16,718	3.07%
Loans (2) (3)	1,754,964	54,497	6.24%	1,259,075	34,159	5.47%
Total interest-earning assets	2,765,995	$70,368	5.12%	2,347,965	$50,877	4.37%
Allowance for credit losses	(20,271)			(13,117)
Non-accrual loans	802			—
Cash and due from banks	26,699			27,017
Bank premises and equipment	17,626			8,735
Other assets	153,771			90,142
Total average assets	$2,944,622			$2,460,742
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$461,872	$466	0.20%	$501,177	$252	0.10%
Money market accounts	665,566	8,568	2.59%	508,028	3,259	1.29%
Time certificates of deposit	337,777	8,251	4.91%	147,577	2,365	3.23%
Total interest-bearing deposits	1,465,215	17,285	2.37%	1,156,782	5,876	1.02%
Other borrowed funds	164,763	4,210	5.11%	96,915	2,468	5.09%
Total interest-bearing liabilities	1,629,978	$21,495	2.64%	1,253,697	$8,344	1.34%
Non-interest bearing demand deposits	1,004,289			990,505
Other liabilities	39,117			33,050
Shareholders’ equity	271,238			183,490
Total average liabilities and shareholders’ equity	$2,944,622			$2,460,742
Interest income and rate earned on average earning assets		$70,368	5.12%		$50,877	4.37%
Interest expense and interest cost related to average interest-bearing liabilities		21,495	2.64%		8,344	1.34%
Net interest income and net interest margin (4)		$48,873	3.55%		$42,533	3.65%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $743 and $747 at June 30, 2024 and June 30, 2023, respectively.
(2)    Loan interest income includes loan (costs) fees of $(211) and $36 at June 30, 2024 and June 30, 2023, respectively.
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

Changes in Volume/Rate	For the Three Months Ended June 30, 2024 and 2023			For the Six Months Ended June 30, 2024 and 2023
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(291)	$(6)	$(297)	$50	$8	$58
Investment securities:
Taxable	(634)	135	(499)	(1,157)	273	(884)
Non-taxable (1)	(23)	11	(12)	(46)	25	(21)
Total investment securities	(657)	146	(511)	(1,203)	298	(905)
Loans	13,350	5,465	18,815	13,453	6,884	20,337
Total earning assets (1)	12,402	5,605	18,007	12,300	7,190	19,490
Interest expense:
Deposits:
Savings, NOW and MMA	1,194	2,159	3,353	991	4,482	5,473
Time certificate of deposits	2,653	1,388	4,041	3,048	2,838	5,886
Total interest-bearing deposits	3,847	3,547	7,394	4,039	7,320	11,359
Other borrowed funds	1,787	(24)	1,763	1,718	24	1,742
Total interest-bearing liabilities	5,634	3,523	9,157	5,757	7,344	13,101
Net interest income (1)	$6,768	$2,082	$8,850	$6,543	$(154)	$6,389
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended June 30, 2024 and June 30, 2023

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 19 basis points to 3.65% for the second quarter of 2024, from 3.46% for the second quarter of 2023. Average interest earning assets were $3,246,454,000 for the three months ended June 30, 2024 compared to $2,387,046,000 for the three months ended June 30, 2023.  The $859,408,000 increase in average earning assets was attributed to the $86,727,000 decrease in investment securities, partially offset by the $968,874,000 or 77.02% increase in average loans, and a $22,739,000 decrease in interest-earning deposits.  For the three months ended June 30, 2024, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased three basis points. The effective yield on loans increased 100 basis points. Average interest bearing liabilities increased 52.63% to $2,013,444,000 for the three months ended June 30, 2024, compared to $1,319,141,000 for the same period in 2023.

Interest and fee income from loans increased $18,815,000 or 108.24% for the three months ended June 30, 2024 compared to the same period in 2023. The yield on average loans, excluding nonaccrual loans, was 6.54% for the three months ended June 30, 2024 compared to 5.54% for the same period in 2023.

Interest income from interest-earning deposits in other banks decreased $298,000 in the three months ended June 30, 2024 to $1,076,000 compared to $1,374,000 for the same period in 2023.  The yield on average interest-earning deposits decreased three basis points to 5.10% for the three month period ended June 30, 2024 compared to 5.13% for the same period in 2023. Average interest-earning deposits for the three month period ended June 30, 2024 decreased $22,739,000 or 21.22% to $84,395,000 compared to $107,134,000 for the same period in 2023.

Interest income from total investment securities decreased $510,000 in the three months ended June 30, 2024 to $7,095,000 compared to $7,605,000 for the same period in 2023.  The yield on average total investment securities increased 5 basis points to 3.03% for the three month period ended June 30, 2024 compared to 2.98% for the same period in 2023. Average total investment securities for the three month period ended June 30, 2024 decreased $86,727,000 or 8.49% to $935,201,000 compared to $1,021,928,000 for the same period in 2023.

Total interest income for the three months ended June 30, 2024 increased $18,010,000 or 69.30% to $43,997,000 compared to $25,987,000 for the three months ended June 30, 2023.  The yield on interest earning assets increased 107 basis points to 5.50% on a fully tax equivalent basis for the three months ended June 30, 2024 from 4.43% for the period ended June 30, 2023. The increase was the result of yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended June 30, 2024 and 2023 was $12,266,000 and $4,871,000, respectively. The average interest rate on interest bearing deposits increased to 2.73% for the three months ended June 30, 2024 compared to 1.56% for the same period ended June 30, 2023.  Average interest-bearing deposits increased 44.57% or $556,848,000 to $1,806,336,000 for the three months ended June 30, 2024 compared to $1,249,488,000 for the same period ended June 30, 2023.

Average other borrowed funds were $207,108,000 with an effective rate of 5.16% for the three months ended June 30, 2024 compared to $69,653,000 with an effective rate of 5.23% for the three months ended June 30, 2023.  Total interest expense on other borrowed funds was $2,674,000 for the three months ended June 30, 2024 and $911,000 for the three months ended June 30, 2023.

The cost of interest-bearing liabilities increased 122 basis points to 2.98% for the three month period ended June 30, 2024 compared to 1.76% for the same period in 2023. The cost of total deposits increased to 1.71% compared to 0.88% for the three month periods ended June 30, 2024 and 2023, respectively.  Average non-interest bearing demand deposits increased 11.88% to $1,077,532,000 for the three month period ended June 30, 2024 compared to $963,104,000 for the same period in 2023.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 37.36% in the three month period ended June 30, 2024 compared to 43.53% for the same period in 2023.

Net interest income before the provision for credit losses for the three months ended June 30, 2024 increased by $8,852,000 or 43.81% to $29,057,000 compared to $20,205,000 for the same period in 2023.  The increase was a result of the acquisition as of April 1, 2024, which increased interest income on average earnings assets, partially offset by an increase in interest expense on average interest bearing liabilities.

Comparison of the six months ended June 30, 2024 and June 30, 2023

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, decreased 10 basis points to 3.55% for the six months ended June 30, 2024, from 3.65% for the same period of 2023. Average interest earning assets were $2,765,995,000 for the six months ended June 30, 2024 compared to $2,347,965 for the six months ended June 30, 2023.  The $418,030,000 increase in average earning assets was attributed to the $495,889,000 or 39.39% increase in average loans, partially offset by the $79,871,000 decrease in average total investment securities.  For the six months ended June 30, 2024, the effective yield on loans increased 77 basis points. Average interest bearing liabilities increased 30.01% to $1,629,978,000 for the six months ended June 30, 2024, compared to $1,253,697,000 for the same period in 2023.

Interest and fee income from loans increased $20,338,000 or 59.54% for the six months ended June 30, 2024 compared to the same period in 2023. Net interest income during the first six months of 2024 was impacted by an increase in average total loans of $495,889,000 or 39.39% to $1,754,964,000 compared to $1,259,075,000 for the same period in 2023. The yield on average loans, excluding nonaccrual loans, was 6.24% for the six months ended June 30, 2024 compared to 5.47% for the same period in 2023. The impact to interest income from the accretion of the loan marks on acquired loans was $3,300,000 and $139,000 for the six months ended June 30, 2024 and 2023, respectively.

Total interest income on a non-tax equivalent basis for the six months ended June 30, 2024 increased $19,491,000 or 38.31% to $70,368,000 compared to $50,877,000 for the six months ended June 30, 2023.  The yield on interest earning assets increased 75 basis points to 5.12% on a fully tax equivalent basis for the six months ended June 30, 2024 from 4.37% for the six months ended June 30, 2023. The increase was the result of the acquisition as of April 1, 2024, yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the six months ended June 30, 2024 and 2023 was $17,285,000 and $5,876,000, respectively. The average interest rate on interest bearing deposits increased to 2.37% for the six months ended June 30, 2024 compared to 1.02% for the same period ended June 30, 2023.  Average interest-bearing deposits increased 26.66% or $308,433,000 to $1,465,215,000 for the six months ended June 30, 2024 compared to $1,156,782,000 for the same period ended June 30, 2023.

Average other borrowed funds were $164,763,000 with an effective rate of 5.11% for the six months ended June 30, 2024 compared to $96,915,000 with an effective rate of 5.09% for the six months ended June 30, 2023.  Total interest expense on other borrowed funds was $4,210,000 for the six months ended June 30, 2024 and $2,468,000 for the six months ended June 30, 2023.

Net interest income before the provision for credit losses for the six months ended June 30, 2024 increased by $6,340,000 or 14.91% to $48,873,000 compared to $42,533,000 for the same period in 2023.  The increase was a result of the acquisition as of April 1, 2024, yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$14,658	$15,257	$14,653	$10,848
Impact of adoption of ASU 2016-13	—	—	—	3,910
PCD ACL on loans acquired	821	—	821	—
Provision for credit losses	9,502	184	10,032	702
Losses charged to allowance	(53)	(3)	(628)	(357)
Recoveries	12	25	62	360
Balance, end of period	$24,940	$15,463	$24,940	$15,463
Allowance for credit losses to total loans at end of period	1.11%	1.23%	1.11%	1.23%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three month and six month periods ended June 30, 2024, the Company recorded a $9,502,000 and $10,032,000 provision for credit losses on loans. During the three month and six month periods ended June 30, 2023, the Company recorded a $184,000 provision and $702,000 for credit losses on loans.

The Company had net charge-offs totaling $41,000 and $566,000 for the three months and six months ended June 30, 2024, respectively. The Company had net recoveries totaling $22,000 and $3,000 for the three months and six months ended June 30, 2023, respectively.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of June 30, 2024, there were $39,647,000 in classified loans of which $2,950,000 related to commercial and industrial loans, $300,000 to agricultural production, $4,285,000 to owner occupied real estate, $23,985,000 to non-owner occupied real estate, $5,902,000 to farmland, and $75,000 to consumer. This compares to $20,301,000 in classified loans of which $222,000 related to commercial and industrial loans, $976,000 to agricultural production, $497,000 to owner occupied real estate, $15,969,000 to non-owner occupied real estate, $2,413,000 to farmland, and $224,000 to consumer as of December 31, 2023.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,400,000 for the three months ended June 30, 2024 compared to $1,594,000 for the same period in 2023. The $194,000 or 12.17% decrease in non-interest income during the three months ended June 30, 2024 was primarily driven by additional net realized losses on sales and calls of investment securities in the amount of $1,935,000 more than at June 30, 2023, offset by $1,232,000 or 446.38% increase in other income, $177,000 or 38.65% increase in interchange fees and $113,000 or 30.79% increase on service charges.

Non-interest income was $3,037,000 for the six months ended June 30, 2024 compared to $3,169,000 for the same period in 2023.  The $132,000 or 4.17% decrease in non-interest income during the six months ended June 30, 2024 was primarily driven by $1,376,000 in other income, increases in loan placement fees of $114,000, and increase in the interchange fees of $137,000, offset by $2,089,000 in additional net realized losses on sales and calls of investment securities from $257,000 at June 30, 2023 to $2,346,000 at June 30, 2024.

Other non-interest income during the three and six months ended June 30, 2024 increased due largely due CRA investment distributions received in the amount of $988,000 and $975,000, respectively.

The Bank currently holds $10,978,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We received dividends totaling $160,000 for the six months ended June 30, 2024, compared to $106,000 for the six months ended June 30, 2023.

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges	$480	$367	$113	30.8%	$864	$755	$109	14.4%
Appreciation in cash surrender value of bank owned life insurance	347	254	93	36.6%	622	503	119	23.7%
Interchange fees	635	458	177	38.6%	1,040	903	137	15.2%
Loan placement fees	244	172	72	41.9%	410	296	114	38.5%
Net realized losses on sales and calls of investment securities	(1,974)	(39)	(1,935)	4961.5%	(2,346)	(257)	(2,089)	812.8%
Federal Home Loan Bank dividends	160	106	54	50.9%	317	215	102	47.4%
Other income	1,508	276	1,232	446.4%	2,130	754	1,376	182.5%
Total non-interest income	$1,400	$1,594	$(194)	(12.2)%	$3,037	$3,169	$(132)	(4.2)%

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses increased $14,698,000 or 106.47% to $28,503,000 for the three months ended June 30, 2024, compared to $13,805,000 for the three months ended June 30, 2023.  The net increase for the three months ended June 30, 2024 was primarily the result increases in salaries and employee benefits of $5,475,000, acquisition and merger expenses of $5,379,000, occupancy and equipment of $1,159,000, other expense of $694,000, and information technology of $587,000.

Non-interest expenses increased $16,826,000 or 62.30% to $43,836,000 for the six months ended June 30, 2024, compared to $27,010,000 for the six months ended June 30, 2023.  The net increase for the six months period was primarily the result of increases in salaries and employee benefits of $6,080,000, acquisition and merger expenses of $5,724,000, occupancy and equipment of $1,445,000, other expenses of $1,110,000, information technology of $762,000, regulatory assessments of $388,000, and professional services of $306,000.

Salaries and employee benefits increased $6,080,000 or 37.98% to $22,090,000 for the first six months of 2024 compared to $16,010,000 for the six months ended June 30, 2023.  The increase in salaries and benefits and director expenses was a reflection of salary adjustments due to market conditions and temporary hiring as part of the completed merger with Community West Bank. Full time equivalent employees were 253 for the six months ended June 30, 2024, compared to 246 for the six months ended June 30, 2023.

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$13,451	$7,976	$5,475	68.6%	$22,090	$16,010	$6,080	38.0%
Occupancy and equipment	2,423	1,264	1,159	91.7%	3,966	2,521	1,445	57.3%
Information technology	1,522	935	587	62.8%	2,544	1,782	762	42.8%
Regulatory assessments	632	356	276	77.5%	954	566	388	68.6%
Data processing expense	1,037	618	419	67.8%	1,722	1,269	453	35.7%
Professional services	701	706	(5)	(0.7)%	1,326	1,020	306	30.0%
ATM/Debit card expenses	418	193	225	116.6%	632	377	255	67.6%
Advertising	289	124	165	133.1%	440	248	192	77.4%
Directors’ expenses	189	151	38	25.2%	358	314	44	14.0%
Merger and acquisition expense	5,556	177	5,379	3039.0%	5,939	215	5,724	2662.3%
Loan related expenses	134	51	83	162.7%	226	198	28	14.1%
Personnel other	50	63	(13)	(20.6)%	180	323	(143)	(44.3)%
Amortization of core deposit intangibles	250	34	216	635.3%	250	68	182	267.6%
Other expense	1,851	1,157	694	60.0%	3,209	2,099	1,110	52.9%
Total non-interest expense	$28,503	$13,805	$14,698	106.5%	$43,836	$27,010	$16,826	62.3%

Provision for Income Taxes

Our effective income tax rate was 20.15% and 24.65% for the three month period ended June 30, 2024 and 2023.
Our effective income tax rate was 15.05% and 24.94% for the six month period ended June 30, 2024 and 2023.
The Company reported an income tax benefit of $1,587,000 and provision of $2,055,000 for the three month period ended June 30, 2024 and 2023. The Company reported an income tax benefit of $463,000 and provision of $4,403,000 for the six month period ended June 30, 2024 and 2023

The effective tax rate was affected by additional Low Income Housing Tax Credits (“LIHTC”) added during the period, offset by a decrease in the amount of tax-exempt interest recognized during the three month period, ended June 30, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2024 and December 31, 2023, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,484,671,000 as of June 30, 2024, compared to $2,433,426,000 at December 31, 2023, an increase of 43.20% or $1,051,245,000.  Total gross loans were $2,256,571,000 at June 30, 2024, compared to $1,290,797,000 at December 31, 2023, an increase of $965,774,000 or 74.82%.  Total cash and cash equivalents increased 104.12% or $55,941,000 to $109,669,000 at June 30, 2024 compared to $53,728,000 at December 31, 2023. The investment portfolio decreased 3.71% or $65,866,000 to $840,421,000 at June 30, 2024 compared to $906,287,000 at December 31, 2023.  Total deposits increased 40.54% or $827,688,000 to $2,869,300,000 at June 30, 2024, compared to $2,041,612,000 at December 31, 2023.  Shareholders’ equity increased $143,178,000 or 69.15% to $350,242,000 at June 30, 2024, compared to $207,064,000 at December 31, 2023. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, partially offset by the change in unrealized loss and dividends paid. Accrued interest payable and other liabilities was $44,674,000 at June 30, 2024, compared to $35,006,000 at December 31, 2023, an increase of $9,668,000.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2024, investment securities with a fair value of $326,054,000, or 39.10% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The level of our investment portfolio as a percentage of our total earnings assets has historically been considered higher than our peers due to a comparatively low loan-to-deposit ratio. However, with the recent acquisition that was completed on April 1, 2024, our loan-to-deposit ratio at June 30, 2024 increased to 78.65%, compared to 63.22% at December 31, 2023 and 57.07% at June 30, 2023. Going forward, the Company’s investment portfolio as a percentage of total earnings assets should be within the range of our peers. The total investment portfolio decreased 3.71% or $65,866,000 to $840,421,000 at June 30, 2024 compared to $906,287,000 at December 31, 2023.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $66,202,000 at June 30, 2024, compared to net unrealized losses of $72,450,000 at December 31, 2023 and $85,234,000 at June 30, 2023.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $965,774,000 or 74.82% to $2,256,571,000 as of June 30, 2024, compared to $1,290,797,000 as of December 31, 2023.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Commercial:
Commercial and industrial	$137,133	6.1%	$105,466	8.2%
Agricultural production	26,166	1.2%	33,556	2.6%
Total commercial	163,299	7.3%	139,022	10.8%
Real estate:
Construction & other land loans	64,275	2.8%	33,472	2.6%
Commercial real estate - owner occupied	308,462	13.8%	215,146	16.7%
Commercial real estate - non-owner occupied	889,987	39.4%	539,522	42.0%
Farmland	141,152	6.3%	120,674	9.3%
Multi-family residential	127,288	5.6%	61,307	4.7%
1-4 family - close-ended	116,485	5.2%	96,558	7.5%
1-4 family - revolving	34,747	1.6%	27,648	2.1%
Total real estate	1,682,396	74.7%	1,094,327	84.9%
Consumer	408,809	18.1%	55,606	4.3%
Total gross loans	2,254,504	100.1%	1,288,955	100.0%
Net deferred origination fees	2,067		1,842
Loan, net of deferred origination fees	2,256,571		1,290,797
Allowance for credit losses	(24,940)		(14,653)
Total loans	$2,231,631		$1,276,144

As of June 30, 2024, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 56.0% of total loans.  This level of concentration of commercial real estate is consistent with 61.3% of total loans at December 31, 2023.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

From the acquisition completed on April 1, 2024, the Company’s acquired gross loans totaled $925.5 million as of June 30, 2024 and are included in the above table. Those loans by loan type were $539.1 million in commercial real estate loans, $327.4 million in manufacturing housing loans, $31.7 million totaled commercial loans, $27.2 million in single family residence loans, and $139.3 thousand in other installment loans.

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

At June 30, 2024 there were $2,806,000 nonperforming assets, compared to December 31, 2023 there were no nonperforming assets.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $24,940,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	June 30, 2024	December 31, 2023
Commercial:
Commercial and industrial	$1,144	$948
Agricultural production	333	527
Total commercial	1,477	1,475

Real estate:
Construction & other land loans	1,939	848
Commercial real estate - owner occupied	2,861	1,945
Commercial real estate - non-owner occupied	9,197	5,574
Farmland	1,255	1,254
Multi-family residential	1,374	642
1-4 family - revolving	2,095	1,444
1-4 family - revolving	870	520
Total real estate	19,591	12,227

Consumer:
Manufacturing housing	2,608	—
Other installment loans	1,264	951
Total consumer	3,872	951

Total allowance for credit losses	$24,940	$14,653
As of June 30, 2024, the balance in the allowance for credit losses (ACL) on loans was $24,940,000, or 1.11% of total gross loans, compared to $14,653,000, or 1.14% of total gross loans, as of December 31, 2023. The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $413,622,000 as of June 30, 2024, compared to $276,270,000 as of December 31, 2023.  At June 30, 2024 and December 31, 2023, the balance of the reserve for unfunded commitments was $1,188,000 and $839,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2024		December 31, 2023		June 30, 2023
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans greater than 30 days	$8,141	0.36%	$3,742	0.29%	$25	—%
Nonaccrual loans	2,806	0.12%	—	—%	—	—%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $827,688,000 or 40.54% to $2,869,300,000 as of June 30, 2024, compared to $2,041,612,000 as of December 31, 2023.  Interest-bearing deposits increased $703,347,000 or 64.52% to $1,793,418,000 as of June 30, 2024, compared to $1,090,071,000 as of December 31, 2023.  Non-interest bearing deposits increased $124,341,000 or 13.07% to $1,075,882,000 as of June 30, 2024, compared to $951,541,000 as of December 31, 2023.  Average non-interest bearing deposits to average total deposits was 40.67% for the six months ended June 30, 2024 compared to 46.13% for the same period in 2023.

The composition of the deposits and year-to-date average interest rates at June 30, 2024 and December 31, 2023 is summarized in the table below.

(Dollars in thousands)	June 30, 2024	% of Total Deposits	Average Interest Rate	December 31, 2023	% of Total Deposits	Average Interest Rate
NOW accounts	$314,217	11.0%	0.13%	$251,334	12.3%	0.13%
MMA accounts	826,460	28.8%	2.59%	497,043	24.4%	1.68%
Time deposits	476,896	16.6%	4.91%	162,085	7.9%	3.68%
Savings deposits	175,845	6.1%	0.33%	179,609	8.8%	0.12%
Total interest-bearing	1,793,418	62.5%	2.37%	1,090,071	53.4%	1.33%
Non-interest bearing	1,075,882	37.5%		951,541	46.6%
Total deposits	$2,869,300	100.0%		$2,041,612	100.0%

As of June 30, 2024 there was $1,086,149,000 in uninsured deposits or 37.85% of total deposits, compared to $821,756,000 and 46.47% as of December 31, 2023.

Other Borrowings

As of June 30, 2024, the Company had $90,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding and $20,000,000 overnight borrowing outstanding. The Company also had $44,065,000 in short-term advances from the Federal Reserve’s Bank Term Funding Program (BTFP) as of June 30, 2024. There was $35,000,000 in short-term FHLB advances and $44,065,000 in short-term BTFP advances as of December 31, 2023. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $350,242,000 at June 30, 2024, compared to $207,064,000 at December 31, 2023.  The increase from December 31, 2023 in shareholders’ equity is the result of an increase in issuance of common stock due to business combination from the acquisition on April 1, 20224, offset by a decrease in retained earnings from net income of $2,614,000, offset by a decrease in accumulated other comprehensive loss of $5,205,000.

During the first six months of 2024, the Company declared $3,684,000 in cash dividends ($0.24 per common share) to holders of common stock. The Company declared and paid $2,821,000 in cash dividends ($0.24 per common share) to holders of common stock during the six months ended June 30, 2023.

The following table presents the Company’s regulatory capital ratios as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)
June 30, 2024	Amount	Ratio
Tier 1 Leverage Ratio	$308,205	9.14%
Common Equity Tier 1 Ratio (CET 1)	$303,205	11.36%
Tier 1 Risk-Based Capital Ratio	$308,205	11.55%
Total Risk-Based Capital Ratio	$370,071	13.87%

December 31, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$222,567	9.18%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%
Total Risk-Based Capital Ratio	$273,699	16.08%
The following table presents the Bank’s regulatory capital ratios as of June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$372,044	11.03%	$134,916	4.00%	$168,645	5.00%
Common Equity Tier 1 Ratio (CET 1)	$372,044	13.94%	$120,087	7.00%	$173,459	6.50%
Tier 1 Risk-Based Capital Ratio	$372,044	13.94%	$160,116	8.50%	$213,489	8.00%
Total Risk-Based Capital Ratio	$399,248	14.96%	$213,489	10.50%	$266,861	10.00%

December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%	$121,271	5.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%	$110,538	6.50%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%	$136,047	8.00%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%	$170,058	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2024, the Company had unpledged securities totaling $514,367,000 available as a secondary source of liquidity and total cash and cash equivalents of

$109,669,000.  Cash and cash equivalents at June 30, 2024 increased 104.12% compared to $53,728,000 at December 31, 2023.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At June 30, 2024, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $255,972,000 in unused FHLB secured advances, and a $4,268,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At June 30, 2024, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2024 and December 31, 2023:

Credit Lines (In thousands)	June 30, 2024	December 31, 2023
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$392,972	$342,483
Balance outstanding, net of discount	$106,573	$35,000
Collateral pledged	$696,829	$612,702
Fair value of collateral	$575,635	$500,972
Federal Reserve Bank Term Loan Funding Program
Total credit limit	$44,065	$—
Balance outstanding	$44,065	$—
Collateral pledged	$46,747	$—
Fair value of collateral	$42,823	$—
Federal Reserve Bank
Credit limit	$4,268	$4,448
Balance outstanding	$—	$—
Collateral pledged	$4,687	$4,894
Fair value of collateral	$4,106	$4,374

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At June 30, 2024, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	(1.33)%	(2.02)%
up 300	(1.08)%	(1.72)%
up 200	(0.85)%	(1.46)%
up 100	0.02%	(0.08)%
down 100	(2.77)%	(3.59)%
down 200	(4.20)%	(5.98)%
down 300	(4.17)%	(6.80)%
down 400	(3.98)%	(7.33)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The above tables reflect deposit betas from 2% to 58%, to rates paid on non-maturity interest-bearing deposits in rising and falling rate scenarios, depending on product type and magnitude of the rate shock. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Community West Bancshares

Date: August 9, 2024	/s/ James J. Kim
James J. Kim
President and Chief Executive Officer

Date: August 9, 2024	/s/ Shannon Livingston
Shannon Livingston
Executive Vice President and Chief Financial Officer