Form 10-K/A
period 2023-12-31
Community West Bancshares
filed 2024-10-02
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from             to
Commission file number:  000-31977
COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

CALIFORNIA	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7100 N. Financial Dr., Suite 101, Fresno, CA	93720
(Address of principal executive offices)	(Zip Code)
 559-298-1775
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, no par value	CWBC	NASDAQ Capital Market
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

EXPLANATORY NOTE

Community West Bancshares (the “Company”), formerly named Central Valley Community Bancorp, is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2024 (the “Original 10-K”).

This Amendment is being filed for the sole purpose of correcting a typographical error in the signature date on the Report of Independent Registered Public Accounting Firm in Part II, Item 8, which was dated March 15, 2024 instead of March 9, 2023. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

PART II

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

3.1	Amended and Restated Articles of Incorporation of Central Valley Community Bancorp, attached as Exhibit 3.1 to the Form 10-Q for quarter ended June 30, 2010, refiled herein.**

3.2	Revised and Restated Bylaws of the Company.**

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

4.3	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.**

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

10.47	Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James J. Kim, dated February 1, 2023.*, **

10.48
Change in Control Agreement by and between Central Valley Community Bank and Shannon Livingston, effective September 22, 2023, attached as Exhibit 99.1 to the Form 8K filed September 22, 2023 and incorporated herein by reference.*

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated by reference. **

23.1	Consent of Moss Adams LLP

23.2	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)**

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Executive Officer Incentive Compensation Recovery Policy.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.
**     Filed with initial filing

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES

Date:	October 1, 2024	By:	/s/ James J. Kim
James J. Kim
Chief Executive Officer
(Principal Executive Officer)

/s/ James J. Kim	Date: October 1, 2024
James J. Kim,
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shannon Livingston	Date: October 1, 2024
Shannon Livingston
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Daniel J. Doyle*	Date: October 1, 2024
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Daniel N. Cunningham*	Date: October 1, 2024
Daniel N. Cunningham, Vice Chairman of the Board and Director

/s/ F.T. “Tommy” Elliott, IV*	Date: October 1, 2024
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt*	Date: October 1, 2024
Robert J. Flautt, Director

/s/ Gary D. Gall*	Date: October 1, 2024
Gary D. Gall, Director

/s/ Andriana D. Majarian*	Date: October 1, 2024
Andriana D. Majarian, Director

/s/ Steven D. McDonald*	Date: October 1, 2024
Steven D. McDonald, Director

/s/ Louis McMurray*	Date: October 1, 2024
Louis McMurray, Director

/s/ Karen Musson*	Date: October 1, 2024
Karen Musson, Director

/s/ Dorothea D. Silva*	Date: October 1, 2024
Dorothea D. Silva, Director

/s/ William S. Smittcamp*	Date: October 1, 2024
William S. Smittcamp, Director

*By /s/ James J. Kim	Date: October 1, 2024
Attorney-In-Fact