Form 10-Q
period 2024-09-30
Community West Bancshares
filed 2024-11-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024
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

As of October 31, 2024 there were 18,945,644 shares of the registrant’s common stock outstanding.
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
•risks related to the merger with Community West Bancshares, including, among others, the expected business expansion may be less successful as projected; the integration of each party’s management, personnel and operations may not be successfully achieved or may be materially delayed or may be more costly or difficult than expected, deposit attrition, customer or employee loss and/or revenue loss as a result of the merger, and expenses related to the merger may be greater than expected;
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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2024	December 31, 2023

ASSETS
Cash and due from banks	$44,418	$30,017
Interest-earning deposits in other banks	104,595	23,711
Total cash and cash equivalents	149,013	53,728
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $553,963 at September 30, 2024 and $669,646 at December 31, 2023, respectively	503,964	597,196
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $857 at September 30, 2024 and $1,051 at December 31, 2023, respectively	301,920	302,442
Equity securities, at fair value	6,790	6,649
Loans, less allowance for credit losses of $24,891 at September 30, 2024 and $14,653 at December 31, 2023, respectively	2,272,252	1,276,144
Bank premises and equipment, net	23,524	14,042
Bank-owned life insurance	51,515	41,572
Federal Home Loan Bank stock	10,978	7,136
Goodwill	96,379	53,777
Accrued interest receivable and other assets	114,963	80,740
Total assets	$3,531,298	$2,433,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,076,423	$951,541
Interest bearing	1,845,272	1,090,071
Total deposits	2,921,695	2,041,612
Borrowings	132,508	80,000
Senior debt and subordinated debentures, less debt issuance costs of $302 at September 30, 2024 and $411 at December 31, 2023	69,853	69,744
Accrued interest payable and other liabilities	43,727	35,006
Total liabilities	3,167,783	2,226,362
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 18,945,593 at September 30, 2024 and 11,818,039 at December 31, 2023	207,164	62,550
Retained earnings	205,362	210,548
Accumulated other comprehensive loss, net of tax	(49,011)	(66,034)
Total shareholders’ equity	363,515	207,064
Total liabilities and shareholders’ equity	$3,531,298	$2,433,426

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2024	2023	2024	2023
INTEREST INCOME:
Interest and fees on loans	$37,422	$17,692	$91,919	$51,851
Interest on deposits in other banks	1,537	1,481	3,044	2,930
Interest and dividends on investment securities:
Taxable	4,954	5,900	15,782	17,612
Exempt from Federal income taxes	1,372	1,393	4,164	4,203
Total interest income	45,285	26,466	114,909	76,596
INTEREST EXPENSE:
Interest on deposits	12,493	5,015	29,778	10,890
Interest on borrowings	1,660	—	4,039	661
Interest on senior debt and subordinated debentures	918	924	2,749	2,732
Total interest expense	15,071	5,939	36,566	14,283
Net interest income before provision for credit losses	30,214	20,527	78,343	62,313
(CREDIT) PROVISION FOR CREDIT LOSSES	(518)	186	9,889	476
Net interest income after (credit) provision for credit losses	30,732	20,341	68,454	61,837
NON-INTEREST INCOME:
Service charges	478	376	1,342	1,132
Net realized losses on sales and calls of investment securities	(1,853)	(39)	(4,199)	(296)
Other income	2,480	1,246	6,999	3,916
Total non-interest income	1,105	1,583	4,142	4,752
NON-INTEREST EXPENSES:
Salaries and employee benefits	13,710	7,474	35,800	23,483
Occupancy and equipment	2,687	1,490	6,653	4,012
Other	11,280	4,472	29,060	12,951
Total non-interest expenses	27,677	13,436	71,513	40,446
Income before provision for income taxes	4,160	8,488	1,083	26,143
Provision for income taxes	775	2,098	312	6,501
Net income	$3,385	$6,390	$771	$19,642
Earnings per common share:
Basic earnings per share	$0.18	$0.54	$0.05	$1.67
Weighted average common shares used in basic computation	18,843,606	11,742,334	16,478,049	11,723,233
Diluted earnings per share	$0.18	$0.54	$0.05	$1.67
Weighted average common shares used in diluted computation	18,965,434	11,755,758	16,575,361	11,745,606
Cash dividend per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net income	$3,385	$6,390	$771	$19,642
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	14,350	(16,107)	18,252	(9,955)
Reclassification of net losses included in net income	1,853	39	4,199	296
Amortization of net unrealized losses transferred	574	602	1,716	1,802
Other comprehensive income (loss), before tax	16,777	(15,466)	24,167	(7,857)
Tax effect	(4,959)	4,573	(7,144)	2,323
Total other comprehensive income (loss)	11,818	(10,893)	17,023	(5,534)
Comprehensive income (loss)	$15,203	$(4,503)	$17,794	$14,108

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, June 30, 2023	11,812,425	$62,128	$201,100	$(75,868)	$187,360
Net income	—	—	6,390	—	6,390
Other comprehensive loss	—	—	—	(10,893)	(10,893)
Stock issued under employee stock purchase plan	3,025	40	—	—	40
Restricted stock granted net of forfeitures	(567)	—	—	—	—
Stock-based compensation expense	—	170	—	—	170
Cash dividend	—	—	(1,417)	—	(1,417)
Balance, September 30, 2023	11,814,883	$62,338	$206,073	$(86,761)	$181,650

Balance, June 30, 2024	18,939,531	$206,821	$204,250	$(60,829)	$350,242
Net income	—	—	3,385	—	3,385
Other comprehensive income	—	—	—	11,818	11,818
Stock issued under employee stock purchase plan	4,407	69	—	—	69
Restricted stock granted net of forfeitures	(695)	—	—	—	—
Stock-based compensation expense	—	253	—	—	253
Cash dividend	—	—	(2,273)	—	(2,273)
Stock options exercised	3,318	40	—	—	40
Repurchase and retirement of common stock	(968)	(19)	—	—	(19)
Balance, September 30, 2024	18,945,593	$207,164	$205,362	$(49,011)	$363,515

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2022	11,735,291	$61,487	$194,400	$(81,227)	$174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	19,642	—	19,642
Other comprehensive loss	—	—	—	(5,534)	(5,534)
Stock issued under employee stock purchase plan	10,817	163	—	—	163
Stock awarded to employees	10,347	—	—	—	—
Restricted stock granted net of forfeitures	58,467	—	—	—	—
Stock-based compensation expense	—	689	—	—	689
Cash dividend	—	—	(4,238)	—	(4,238)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, September 30, 2023	11,814,883	$62,338	$206,073	$(86,761)	$181,650

Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064
Net income	—	—	771	—	771
Other comprehensive income	—	—	—	17,023	17,023
Issuance of common stock due to business combination, net of issuance costs	7,037,202	143,712	—	—	143,712
Stock issued under employee stock purchase plan	12,441	216	—	—	216
Restricted stock granted net of forfeitures	71,665	—	—	—	—
Stock-based compensation expense	—	621	—	—	621
Cash dividend	—	—	(5,957)	—	(5,957)
Stock options exercised and related tax benefit	8,335	103	—	—	103
Repurchase and retirement of common stock	(2,089)	(38)	—	—	(38)
Balance, September 30, 2024	18,945,593	$207,164	$205,362	$(49,011)	$363,515

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$771	$19,642
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	(284)	158
Depreciation	1,526	454
Accretion	(1,380)	(1,435)
Amortization	1,178	6,816
Stock-based compensation	621	689
Provision for credit losses	9,889	476
Net realized losses on sales and calls of available-for-sale investment securities	4,199	296
Net gain on disposal of premises and equipment	(7)	(30)
Net change in equity securities	(141)	204
Increase in bank-owned life insurance, net of expenses	(971)	(763)
Net decrease (increase) in accrued interest receivable and other assets	10,517	(4,760)
Net (decrease) increase in accrued interest payable and other liabilities	(2,145)	1,934
Benefit for deferred income taxes	(2,495)	(244)
Net cash provided by operating activities	21,278	23,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	58,523	—
Proceeds from sales or calls of available-for-sale investment securities	64,229	12,580
Proceeds from calls of held-to-maturity investment securities	—	20
Proceeds from maturity and principal repayments of available-for-sale investment securities	43,941	28,849
Proceeds from maturity and principal repayments of held-to-maturity investment securities	1,234	1,964
Net increase in loans	(85,551)	(19,455)
Purchases of premises and equipment	(3,414)	(4,609)
FHLB stock purchased	(350)	(967)
Proceeds from sale of premises and equipment	22	2,469
Net cash provided by investing activities	78,634	20,851
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	47,270	(46,131)
Net (decrease) increase in time deposits	(11,221)	95,324
Proceeds from short-term borrowings from Federal Home Loan Bank	839,000	3,346,500
Repayments of short-term borrowings to Federal Home Loan Bank	(829,000)	(3,392,500)
Repayments of borrowings from FRB Bank Term Funding Program	(45,000)	—
Repurchase and retirement of common stock	(38)	(1)
Proceeds from stock issued under employee stock purchase plan	216	163
Proceeds from exercise of stock options	103	—
Cash dividend payments on common stock	(5,957)	(4,238)
Net cash used in by financing activities	(4,627)	(883)
Increase in cash and cash equivalents	95,285	43,405
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	53,728	31,170
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$149,013	$74,575

See notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$34,356	$14,180
Income taxes	2,380	6,700
Operating cash flows from operating leases	2,303	1,874
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available for sale	$22,451	$(9,659)
Acquisition:
Assets acquired	$1,041,385	$—
Liabilities assumed	$(940,276)	$—
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited)

Note 1.

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the Bank) (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2023 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2024, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2024 and 2023 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Pursuant to the terms of the merger, holders of Community West common stock received 0.79 of a share of common stock of Central Valley for each share of Community West common stock held immediately prior to the effective time of the mergers, with cash to be paid in lieu of any fractional shares of common stock of Central Valley. As a result of the mergers, Central Valley issued approximately 7,037,202 shares of Central Valley common stock. Reporting of the financial condition and results of operation of the combined companies commenced in the second quarter.

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

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2024 and December 31, 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	September 30, 2024
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,993	$—	$(737)	$9,256	$—
U.S. Government agencies	71	—	(3)	68	—
Obligations of states and political subdivisions	184,495	—	(15,374)	169,121	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	79,261	39	(3,614)	75,686	—
Private label mortgage and asset backed securities	279,688	8	(30,344)	249,352	—
Corporate debt securities	455	26	—	481	—
Total available-for-sale	$553,963	$73	$(50,072)	$503,964	$—

	September 30, 2024
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,143	$65	$(10,712)	$181,496	$13
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,010	—	(1,552)	9,458	—
Private label mortgage and asset backed securities	53,457	—	(4,112)	49,345	18
Corporate debt securities	46,167	—	(3,113)	43,054	826
Total held-to-maturity	$302,777	$65	$(19,489)	$283,353	$857

	December 31, 2023
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,990	$—	$(1,036)	$8,954	$—
U.S. Government agencies	102	—	(7)	95	—
Obligations of states and political subdivisions	198,070	—	(17,848)	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	3	(5,525)	83,352	—
Private label mortgage and asset backed securities	372,610	10	(48,047)	324,573	—
Total available-for-sale	$669,646	$13	$(72,463)	$597,196	$—

	December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,070	$70	$(14,188)	$177,952	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	—	(1,692)	9,066	—
Private label mortgage and asset backed securities	54,579	—	(5,944)	48,635	11
Corporate debt securities	46,086	—	(4,736)	41,350	1,020
Total held-to-maturity	$303,493	$70	$(26,560)	$277,003	$1,051

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the periods ended September 30, 2024 and 2023 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Available-for-Sale Securities	2024	2023	2024	2023
Proceeds from sales or calls	$32,647	$205	$64,229	$12,580
Gross realized gains from sales or calls	—	—	—	—
Gross realized losses from sales or calls	$(1,853)	$(39)	$(4,199)	$(296)

The provision for income taxes includes a $548,000 and $12,000 income tax benefit from security sales for the three months ended September 30, 2024 and 2023, respectively. The provision for income taxes includes a $1,241,000 and $87,000 income tax benefit from security sales for the nine months ended September 30, 2024 and 2023, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at September 30, 2024 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2024		December 31, 2023
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	15,661	14,400	9,992	8,954
After five years through ten years	33,693	30,833	40,264	35,379
After ten years	145,134	133,144	157,804	144,843
	194,488	178,377	208,060	189,176
Investment securities not due at a single maturity date:
U.S. Government agencies	71	68	102	95
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	79,261	75,686	88,874	83,352
Private label mortgage and asset backed securities	279,688	249,352	372,610	324,573
Corporate debt securities	455	481	—	—
Total available-for-sale	$553,963	$503,964	$669,646	$597,196

	September 30, 2024		December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	24,538	24,081	8,463	8,136
After five years through ten years	59,110	56,146	74,746	68,552
After ten years	108,495	101,269	108,861	101,264
	192,143	181,496	192,070	177,952
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,010	9,458	10,758	9,066
Private label mortgage and asset backed securities	53,457	49,345	54,579	48,635
Corporate debt securities	46,167	43,054	46,086	41,350
Total held-to-maturity	$302,777	$283,353	$303,493	$277,003

At September 30, 2024 there were two issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,256	$(737)	$9,256	$(737)
U.S. Government agencies	—	—	68	(3)	68	(3)
Obligations of states and political subdivisions	1,901	(109)	167,221	(15,265)	169,122	(15,374)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	2,459	(2)	68,551	(3,612)	71,010	(3,614)
Private label mortgage and asset backed securities	—	—	245,037	(30,344)	245,037	(30,344)
Total available-for-sale	$4,360	$(111)	$490,133	$(49,961)	$494,493	$(50,072)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$8,954	$(1,036)	$8,954	$(1,036)
U.S. Government agencies	—	—	95	(7)	95	(7)
Obligations of states and political subdivisions	—	—	180,222	(17,848)	180,222	(17,848)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	392	(3)	82,760	(5,522)	83,152	(5,525)
Private label mortgage and asset backed securities	—	—	323,655	(48,047)	323,655	(48,047)
Total available-for-sale	$392	$(3)	$595,686	$(72,460)	$596,078	$(72,463)

As of September 30, 2024, the Company had a total of 138 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 6 U.S. Treasury securities and U.S. Government agencies, 42 obligations of states and political subdivisions, 31 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 59 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at September 30, 2024. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of September 30, 2024, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of September 30, 2024 and December 31, 2023.

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

The allowance for credit losses on HTM securities was $857,000 at September 30, 2024. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the thee months and nine months ended September 30, 2024 and 2023 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

Debt Securities Held-to-Maturity	2024	2023	2024	2023
Beginning ACL balance	$1,076	$456	$1,051	$—
Impact of adoption of ASU 2016-13	—	—	—	776
Credit to credit losses	(219)	(175)	(194)	(495)
Total Ending ACL balance	$857	$281	$857	$281

During the three and nine month period ended September 30, 2024, the credit to credit losses for held-to-maturity securities was primarily driven by changes in economic scenarios. Management believes that the allowance for credit losses for held-to-maturity securities at September 30, 2024 appropriately reflected expected credit losses at that date.

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

	September 30, 2024
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,143	$—	$—
Private label mortgage and asset backed securities	51,697	—	1,760
Corporate debt securities	—	30,201	15,966
Total debt securities held-to-maturity	$243,840	$30,201	$17,726

Note 4.  Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,326,000 and $4,752,000 at September 30, 2024 and December 31, 2023 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	September 30, 2024	December 31, 2023
Commercial:
Commercial and industrial	$143,876	$105,466
Agricultural production	16,940	33,556
Total commercial	160,816	139,022
Real estate:
Construction & other land loans	85,135	33,472
Commercial real estate - owner occupied	308,472	215,146
Commercial real estate - non-owner occupied	902,393	539,522
Farmland	138,544	120,674
Multi-family residential	131,013	61,307
1-4 family - close-ended	125,405	96,558
1-4 family - revolving	35,482	27,648
Total real estate	1,726,444	1,094,327
Consumer:
Manufactured housing	320,786	—
Other installment	87,133	55,606
Total consumer	407,919	55,606
Total gross loans	2,295,179	1,288,955
Net deferred origination costs	1,964	1,842
Loans, net of deferred origination costs	2,297,143	1,290,797
Allowance for credit losses	(24,891)	(14,653)
Total loans, net	$2,272,252	$1,276,144

At September 30, 2024 and December 31, 2023, loans originated under Small Business Administration (SBA) programs totaling $22,286,000 and $18,246,000, respectively, were included in the real estate and commercial categories, of which, $17,011,000 or 76% and $13,955,000 or 76%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses for the three months ended September 30, 2024 and 2023 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, July 1, 2024	$1,477	$16,626	$2,965	$3,872	$24,940
(Credit) provision for credit losses (1)	(256)	1,056	(146)	(865)	(211)
Charge-offs	(5)	—	—	(15)	(20)
Recoveries	51	6	59	66	182
Ending balance, September 30, 2024	$1,267	$17,688	$2,878	$3,058	$24,891
(1) Represents (credit) provision to credit losses for loans only. The credit to the provision for credit losses on the Consolidated Statements of Income of $(518) includes a $(219) credit for held-to-maturity securities and a $(88) credit for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, July 1, 2023	$1,477	$10,684	$2,489	$813	$15,463
Provision (credit) for credit losses (1)	161	195	(71)	(20)	265
Charge-offs	(236)	—	—	(18)	(254)
Recoveries	38	—	2	20	60
Ending balance, September 30, 2023	$1,440	$10,879	$2,420	$795	$15,534
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $186 includes a $(175) credit for held-to-maturity securities and a $96 provision for unfunded loan commitments.

The following table shows the summary of activities for the allowance for credit losses as of and for the nine months ended September 30, 2024 and 2023 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,475	$9,792	$2,435	$951	$14,653
Allowance for loan loss on purchased credit deteriorated loans (PCD)	375	371	2	73	821
(Credit) provision for credit losses (1)	(76)	7,495	374	2,028	9,821
Charge-offs	(558)	—	—	(90)	(648)
Recoveries	51	30	67	96	244
Ending balance, September 30, 2024	$1,267	$17,688	$2,878	$3,058	$24,891
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $9,889 includes a $(194) credit for held-to-maturity securities and a $262 provision for unfunded loan commitments.

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

The following table presents the composition of nonaccrual loans as of September 30, 2024 (in thousands). There were no loans on nonaccrual as of December 31, 2023

	September 30, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$128	$128
Commercial real estate - non-owner occupied	—	378	378
Farmland	—	1,525	1,525
1-4 family real estate		618	618
Manufactured housing	—	601	601
Total	$—	$3,250	$3,250

During the three and nine month periods ended September 30, 2024, the provision for credit losses was primarily driven by loan growth and fluctuations in the economic forecasts utilized by the Company. The Company adjusted the weightings utilized for the most likely, downside, or upside economic economic scenarios during the three month period ending September 30, 2024 to reflect a higher weighting towards the downside economic scenario. The Company updated its peer group during the second quarter of 2024, adding peer banks within the central coast of California and also larger peer banks due to the Company’s expanded footprint and increased asset size. During the quarter, the allowance for loan loss remained relatively stable, with a small credit based primarily on the net recoveries during the quarter and also improved loss rates. Management believes that the allowance for credit losses at September 30, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of September 30, 2024 (in thousands). As of December 31, 2023, there were no collateral dependent loans.

	September 30, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial real estate - owner occupied	$—	$128	$—	$128
Commercial real estate - non-owner occupied	—	—	378	378
Farmland	—	1,525	—	1,525
1-4 family real estate	—	618	—	618
Manufactured housing	601	—	—	601
Total	$601	$2,271	$378	$3,250
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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the nine months ended September 30, 2024 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$24,787	$13,826	$16,698	$15,909	$4,962	$10,017	$45,665	$1,022	$132,886
Special mention	—	—	—	1,600	—	—	6,650	—	8,250
Substandard	—	49	1,569	—	21	1,158	40	—	2,837
Total	$24,787	$13,875	$18,267	$17,509	$4,983	$11,175	$52,355	$1,022	$143,973
Current period gross write-offs	$—	$—	$5	$—	$—	$46	$—	$—	$51

Agricultural production
Pass/Watch	$686	$284	$—	$10	$354	$317	$15,348	$—	$16,999
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$686	$284	$—	$10	$354	$317	$15,348	$—	$16,999
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$8,852	$22,893	$30,986	$16,054	$701	$3,882	$1,462	$—	$84,830
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$8,852	$22,893	$30,986	$16,054	$701	$3,882	$1,462	$—	$84,830
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$26,748	$23,473	$44,486	$43,627	$31,962	$122,904	$5,977	$—	$299,177
Special mention	—	1,772	—	—	161	2,976	—	—	4,909
Substandard	—	—	—	—	937	3,316	—	—	4,253
Total	$26,748	$25,245	$44,486	$43,627	$33,060	$129,196	$5,977	$—	$308,339
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$81,918	$110,152	$178,715	$120,107	$76,488	$267,439	$34,447	$1,250	$870,516
Special mention	—	—	593	—	—	6,427	—	—	7,020
Substandard	—	—	—	8,012	—	15,889	—	—	23,901
Total	$81,918	$110,152	$179,308	$128,119	$76,488	$289,755	$34,447	$1,250	$901,437
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$4,713	$4,964	$21,354	$12,466	$29,120	$46,609	$4,538	$—	$123,764
Special mention	—	4,025	3,312	—	—	—	1,283	—	8,620
Substandard	—	—	—	—	2,029	4,064	—	—	6,093
Total	$4,713	$8,989	$24,666	$12,466	$31,149	$50,673	$5,821	$—	$138,477
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$8,320	$2,974	$31,082	$45,904	$13,632	$26,745	$2,325	$—	$130,982
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$8,320	$2,974	$31,082	$45,904	$13,632	$26,745	$2,325	$—	$130,982
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$2,386	$5,480	$65,674	$13,815	$7,472	$25,539	$3,869	$—	$124,235
Special mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	618	—	—	553	—	—	1,249
Total	$2,464	$5,480	$66,292	$13,815	$7,472	$26,092	$3,869	$—	$125,484
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving

Pass/Watch	$—	$—	$—	$—	$—	$—	$29,511	$5,882	$35,393
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	313	313
Total	$—	$—	$—	$—	$—	$—	$29,511	$6,195	$35,706
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$38,366	$43,977	$48,451	$41,634	$38,906	$108,571	$—	$—	$319,905
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	221	658	—	—	879
Total	$38,366	$43,977	$48,451	$41,634	$39,127	$109,229	$—	$—	$320,784
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$43,783	$25,725	$6,587	$5,448	$1,628	$6,114	$735	$—	$90,020
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	7	63	26	16	—	—	—	112
Total	$43,783	$25,732	$6,650	$5,474	$1,644	$6,114	$735	$—	$90,132
Current period gross write-offs	$16	$10	$50	$—	$—	$13	$1	$—	$90

Total loans outstanding (risk rating):
Pass/Watch	$240,559	$253,748	$444,033	$314,974	$205,225	$618,137	$143,877	$8,154	$2,228,707
Special mention	—	5,797	3,905	1,600	161	9,403	7,933	—	28,799
Substandard	78	56	2,250	8,038	3,224	25,638	40	313	39,637
Grand Total	$240,637	$259,601	$450,188	$324,612	$208,610	$653,178	$151,850	$8,467	$2,297,143
Current period total gross write-offs	$16	$10	$562	$—	$—	$59	$1	$—	$648

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the twelve months ended December 31, 2023 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$19,886	$17,129	$21,050	$4,643	$1,561	$6,980	$29,391	$215	$100,855
Special mention	—	277	139	183	107	272	3,750	—	4,728
Substandard	—	—	—	156	—	66	—	—	222
Total	$19,886	$17,406	$21,189	$4,982	$1,668	$7,318	$33,141	$215	$105,805
Current period gross write-offs	$241	$—	$323	$—	$—	$—	$—	$—	$564

Agricultural production
Pass/Watch	$153	$830	$14	$—	$251	$112	$30,241	$999	$32,600
Special mention	—	—	—	—	—	—	—	—	—

Substandard	—	676	—	—	—	—	300	—	976
Total	$153	$1,506	$14	$—	$251	$112	$30,541	$999	$33,576
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$20,648	$25,132	$20,783	$39,356	$21,831	$80,384	$3,207	$—	$211,341
Special mention	—	—	—	—	—	3,026	272	—	3,298
Substandard	—	—	—	—	—	497	—	—	497
Total	$20,648	$25,132	$20,783	$39,356	$21,831	$83,907	$3,479	$—	$215,136
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$81,153	$115,031	$77,375	$38,307	$12,181	$175,419	$19,218	$3,216	$521,900
Special mention	—	600	—	—	—	374	—	—	974
Substandard	—	—	—	—	13,625	2,344	—	—	15,969
Total	$81,153	$115,631	$77,375	$38,307	$25,806	$178,137	$19,218	$3,216	$538,843
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$8,382	$24,063	$10,873	$29,770	$11,155	$23,324	$8,695	$1,955	$118,217
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,213	—	200	—	—	2,413
Total	$8,382	$24,063	$10,873	$31,983	$11,155	$23,524	$8,695	$1,955	$120,630
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Current period gross write-offs	$75	$—	$—	$—	$—	$—	$—	$—	$75

Consumer
Pass/Watch	$34,866	$8,745	$6,503	$2,265	$2,007	$2,398	$643	$4	$57,431
Special mention	—	—	—	—	—	—	—	—	—
Substandard	182	—	42	—	—	—	—	—	224
Total	$35,048	$8,745	$6,545	$2,265	$2,007	$2,398	$643	$4	$57,655
Current period gross write-offs	$23	$—	$—	$—	$27	$—	$—	$—	$50

Total loans outstanding (risk rating):
Pass/Watch	$176,718	$272,426	$184,445	$119,665	$56,765	$320,310	$117,756	$13,411	$1,261,496
Special mention	—	877	139	183	107	3,672	4,022	—	9,000
Substandard	182	676	42	2,369	13,625	3,107	300	—	20,301
Grand Total	$176,900	$273,979	$184,626	$122,217	$70,497	$327,089	$122,078	$13,411	$1,290,797
Current period total gross write-offs	$339	$—	$323	$—	$27	$—	$—	$—	$689

The following table shows an aging analysis of the loan portfolio by class at September 30, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$150	$49	$—	$199	$143,677	$143,876	$—	$—
Agricultural production	—	—	—	—	16,940	16,940	—	—
Real estate:
Construction & other land loans	—	—	—	—	85,135	85,135	—	—
Commercial real estate - owner occupied	154	—	—	154	308,318	308,472	—	128
Commercial real estate - non-owner occupied	—	378	—	378	902,015	902,393	—	378
Farmland	1,141	—	384	1,525	137,019	138,544	—	1,525
Multi-family residential	—	—	—	—	131,013	131,013	—	—
1-4 family - close-ended	—	2,517	618	3,135	122,270	125,405	—	618
1-4 family - revolving	—	—	133	133	35,349	35,482	133	—
Consumer:
Manufactured housing	924	—	—	924	319,862	320,786	—	601
Other installment	28	63	—	91	87,042	87,133	—	—
Deferred fees	—	—	—	—	1,964	1,964	—	—
Total	$2,397	$3,007	$1,135	$6,539	$2,290,604	$2,297,143	$133	$3,250

The following table shows an aging analysis of the loan portfolio by class at December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$25	$—	$—	$25	$105,441	$105,466	$—	$—
Agricultural production	507	—	—	507	33,049	33,556	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	33,472	33,472	—	—
Commercial real estate - owner occupied	—	—	—	—	215,146	215,146	—	—
Commercial real estate - non-owner occupied	—	—	—	—	539,522	539,522	—	—
Farmland	—	—	—	—	120,674	120,674	—	—
Multi-family residential	—	—	—	—	61,307	61,307	—	—
1-4 family - close-ended	2,973	—	—	2,973	93,585	96,558	—	—
1-4 family - revolving	—	—	—	—	27,648	27,648	—	—
Consumer	169	68	—	237	55,369	55,606	—	—
Deferred fees	—	—	—	—	1,842	1,842	—	—
Total	$3,674	$68	$—	$3,742	$1,287,055	$1,290,797	$—	$—

There was $59,000 and $142,000 foregone interest on nonaccrual loans for the three and nine month periods ended September 30, 2024, respectively. There was no foregone interest on nonaccrual loans for the three or nine months periods ended September 30, 2023.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three or nine month period ended September 30, 2024 and 2023.

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

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the three and nine months ended September 30, 2024 and 2023:

	For Three Months Ended September 30,
	2024		2023
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,379	$9,769	$53,777	$—
Additions	—	—	—	—
Amortizations	—	(251)	—	—
Ending Balance	$96,379	$9,518	$53,777	$—

	For Nine Months Ended September 30,
	2024		2023
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$53,777	$—	$53,777	$68
Additions	42,602	10,019	—	—
Amortizations	—	(501)	—	(68)
Ending Balance	$96,379	$9,518	$53,777	$—

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at September 30, 2024:

Estimated Amortization
2024	$250
2025	1,002
2026	1,002
2027	1,002
2028	1,002
Thereafter	5,260
Total	$9,518

Note 6. Deposits

The composition of the deposits at September 30, 2024 and December 31, 2023 is summarized in the table below (in thousands):

	September 30, 2024	December 31, 2023
NOW accounts	$344,036	$251,334
MMA accounts	879,445	497,043
Savings deposits	177,859	179,609
Time deposits	443,932	162,085
Total interest-bearing	1,845,272	1,090,071
Non-interest bearing	1,076,423	951,541
Total deposits	$2,921,695	$2,041,612

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2024	$121,155
2025	227,980
2026	75,698
2027	14,644
2028	3,972
Thereafter	483
Total	$443,932

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Savings	$162	$70	$450	$149
Money market	6,502	2,846	15,070	6,105
NOW accounts	87	99	264	273
Time certificates of deposit	5,742	2,000	13,994	4,363
Total	$12,493	$5,015	$29,778	$10,890

As of September 30, 2024 and December 31, 2023 uninsured deposits totaled $1,069,640,000 and $821,756,000, respectively.

Note 7. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $110,000,000 at September 30, 2024 and December 31, 2023, respectively, at interest rates which vary with market conditions. As of September 30, 2024 and December 31, 2023, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of September 30, 2024, the Company had $90,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding with a weighted average interest rate of 0.86% and a $45,000,000 short-term advance outstanding with an interest rate of 4.52%, compared to no long-term advances outstanding and a $35,000,000 overnight borrowing advance outstanding with an interest rate of 5.70% at December 31, 2023. Of the $90,000,000 in long-term advances outstanding as of September 30, 2024, $45,000,000 will mature in April 2025, with the remaining $45,000,000 to mature in June 2025. Approximately $1,070,089,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $565,283,000 as of September 30, 2024. FHLB advances are also secured by investment securities with amortized costs totaling $157,351,000 and $22,315,000 and fair values totaling $199,974,000 and $29,727,000 at September 30, 2024 and December 31, 2023, respectively.  The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit and Bank Term Funding Program - The Company has a line of credit through the discount window in the amount of $3,958,000 and $4,448,000 with the Federal Reserve Bank of San Francisco (FRB) at September 30, 2024 and December 31, 2023, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,527,000 and $4,894,000 and market values totaling $4,112,000 and $4,374,000, respectively.  The Company participated in the Bank Term Funding Program (BTFP) which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. New loan activity under this program ended March 11, 2024.

At December 31, 2023, the Company had $45,000,000 as a short-term loan with the FRB under the Bank Term Funding Program at an interest rate of 4.81%. The loan was repaid in the third quarter of 2024 and replaced with an FHLB short-term advance that matures in August 2025. As of December 31, 2023 the Company had $47,603,000 in securities fair value pledged to the program.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2024 and December 31, 2023:

Credit Lines (In thousands)	September 30, 2024	December 31, 2023
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	727,283	342,483
Balance outstanding, net of discount	132,508	35,000
Collateral pledged	1,227,440	612,702
Fair value of collateral	1,006,135	500,972
Federal Reserve Bank Term Loan Funding Program
Total credit limit	—	45,000
Balance outstanding	—	45,000
Collateral pledged	—	53,650
Fair value of collateral	—	47,603
Federal Reserve Bank
Credit limit	3,958	4,448
Balance outstanding	—	—
Collateral pledged	4,527	4,894
Fair value of collateral	$4,112	$4,374

Note 8. Senior Debt and Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(290)	(411)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,865	$69,744

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended September 30, 2024 and 2023 was $310,000. Interest expense recognized by the Company for the Subordinated Debentures for the nine months ended September 30, 2024 and 2023 was $929,000

Senior Debt

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

Interest expense recognized by the Company for the Senior Debt for the three and nine months ended September 30, 2024 was $517,000 and $1,541,000, compared to $517,000 and $1,536,000 for the three and nine months ended September 30, 2023.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At September 30, 2024, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of September 30, 2024, the rate was 7.16%.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three and nine months ended September 30, 2024 was $91,000 and $279,000, compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three and nine months ended September 30, 2023 was $97,000 and $267,000.

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

Commitments to extend credit amounting to $414,181,000 and $276,270,000 were outstanding at September 30, 2024 and December 31, 2023, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $399,537,000 and $274,282,000 at September 30, 2024 and December 31, 2023, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $78,187,000 and $45,116,000 as of September 30, 2024 and December 31, 2023, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $14,644,000 and $1,988,000 were outstanding at September 30, 2024 and December 31, 2023, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2024 or December 31, 2023.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2024 and December 31, 2023, the allowance for credit losses of unfunded commitments was $1,101,000 and $839,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Interchange Fees	$602	$450	$1,642	$1,353
Appreciation in cash surrender value of bank owned life insurance	349	260	971	763
Loan placement fees	251	119	661	415
Federal Home Loan Bank dividends	238	134	555	349
Other	1,040	283	3,170	1,036
Total other non-interest income	$2,480	$1,246	$6,999	$3,916

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Merger and acquisition expense	$3,208	$365	$9,147	$610
Information technology	1,878	915	4,422	2,697
Data processing expense	1,288	680	3,010	1,949
Professional services	861	477	2,187	1,466
Regulatory assessments	437	358	1,391	924
ATM/Debit card expenses	546	192	1,178	569
Advertising	261	133	701	382
Amortization of core deposit intangibles	251	—	501	68
Directors’ expenses	193	150	551	464
Loan related expenses	260	106	486	393
Personnel other	53	51	233	373
Other expense	2,044	1,045	5,253	3,056
Total other non-interest expense	$11,280	$4,472	$29,060	$12,951

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Net income	$3,385	$6,390	$771	$19,642
Weighted average shares outstanding	18,843,606	11,742,334	16,478,049	11,723,233
Basic earnings per share	$0.18	$0.54	$0.05	$1.67

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Net income	$3,385	$6,390	$771	$19,642
Weighted average shares outstanding	18,843,606	11,742,334	16,478,049	11,723,233
Effect of dilutive stock options and restricted stock	121,828	13,424	97,312	22,373
Weighted average shares of common stock and common stock equivalents	18,965,434	11,755,758	16,575,361	11,745,606
Diluted earnings per share	$0.18	$0.54	$0.05	$1.67

Options to purchase 343,417 shares of common stock were outstanding as of September 30, 2024 and there were no options outstanding as of September 30, 2023. There were 100,459 and 75,953 restricted stock awards unvested and outstanding at September 30, 2024 and 2023, respectively. For the three and nine months ended September 30, 2024 and 2023, there were no anti-dilutive weighted average shares outstanding.

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

Note 12.  Share-Based Compensation

In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 189,325 shares remain reserved for future grants as of September 30, 2024.

Share-based compensation cost recognized for those plans was $253,000 and $621,000 for the three and nine months ended September 30, 2024, respectively, and $170,000 and $689,000 for the three and nine months ended September 30, 2023, respectively. The recognized tax benefit for the share-based compensation expense, forfeitures of restricted stock, and exercise of stock options, resulted in the recognition of $8,000 and $14,000 for the three and nine months ended September 30, 2024, and $0 for the three and nine months ended September 30, 2023, respectively.

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

A summary of the activity of the Company’s stock options for the nine months September 30, 2024 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	—	$—
Options issued at acquisition	390,462	13.23
Options granted	—	—
Options exercised	(8,335)	12.34
Options expired	(38,710)	12.01
Options outstanding at September 30, 2024	343,417	$13.39

The significant assumptions used to estimate fair value of the issued options at the time of the acquisition included: risk free rate 4.35%; dividend rate 4.31%, expected volatility 46.95%, and a weighted average expected term of 4.92 years.

Information related to the stock option plan is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Intrinsic value of options exercised	$26	$—	$51	$—
Cash received from options exercised	40	—	103	—
Excess tax expense realized for option exercises	8	—	14	—

	Currently Exercisable	Currently Not Exercisable	Total Outstanding
Number of options	343,417	—	343,417
Weighted average exercise price	$13.39	$—	$13.39
Intrinsic value (in thousands)	$2,010	$—	$2,010
Weighted average remaining contractual term (yrs.)	4.10	—	4.10
As of September 30, 2024, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

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

The following table summarizes restricted stock activity for the nine months ended September 30, 2024 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2023	75,133	$15.65
Granted	72,360	16.93
Vested	(46,339)	15.02
Forfeited	(695)	15.60
Nonvested outstanding shares at September 30, 2024	100,459	$16.86

As of September 30, 2024, there were 100,459 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2024, there was $1,359,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.25 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $809,000 at September 30, 2024.

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

The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	September 30, 2024
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$44,418	$44,418	$—	$—	$44,418
Interest-earning deposits in other banks	104,595	104,595	—	—	104,595
Held-to-maturity investment securities	301,920	—	283,353	—	283,353
Loans, net	2,272,252	—	—	2,230,327	2,230,327
Financial liabilities:
Time deposits	443,932	—	441,504	—	441,504
Short-term borrowings	132,508	—	135,575	—	135,575
Senior debt and subordinated debentures	69,853	—	—	62,471	62,471

	December 31, 2023
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$30,017	$30,017	$—	$—	$30,017
Interest-earning deposits in other banks	23,711	23,711	—	—	23,711
Held-to-maturity investment securities	302,442	—	277,003	—	277,003
Loans, net	1,276,144	—	—	1,213,098	1,213,098
Financial liabilities:
Time deposits	162,085	—	160,839	—	160,839
Short-term borrowings	80,000	—	79,991	—	79,991
Subordinated debentures	69,744	—	—	61,121	61,121

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements Using
September 30, 2024	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,256	$—	$9,256	$—
U.S. Government agencies	68	—	68	—
Obligations of states and political subdivisions	169,121	—	169,121	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	75,686	—	75,686	—
Private label mortgage and asset backed securities	249,352	—	249,352	—
Corporate debt securities	481	—	481	—
Equity securities	6,790	6,790	—	—
Total assets measured at fair value on a recurring basis	$510,754	$6,790	$503,964	$—

	Fair Value Measurements Using
December 31, 2023	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$8,954	$—	$8,954	$—
U.S. Government agencies	95	—	95	—
Obligations of states and political subdivisions	180,222	—	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,352	—	83,352	—
Private label mortgage and asset backed securities	324,573	—	324,573	—
Equity securities	6,649	6,649	—	—
Total assets measured at fair value on a recurring basis	$603,845	$6,649	$597,196	$—

There were no liabilities measured on a recurring basis at September 30, 2024 and December 31, 2023.

There were no changes in valuation techniques used during the periods ended September 30, 2024 or December 31, 2023. There were no assets or liabilities measured on a non-recurring basis at September 30, 2024 and December 31, 2023.

Note 14.  Subsequent Events

Dividend Declared

On October 23, 2024, the Board of Directors declared a $0.12 per share cash dividend payable on November 22, 2024 to shareholders of record as of November 8, 2024.

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

Dividend Declared

On October 23, 2024, the Board of Directors declared a $0.12 per share cash dividend payable on November 22, 2024 to shareholders of record as of November 8, 2024.

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

Financial Highlights

The significant highlights for the Company as of or for the period ended September 30, 2024 included the following:

•The Company reported net income during the third quarter of $3.4 million, or earnings per diluted common share of $0.18, compared to a net loss of $6.3 million and $0.33, respectively, in the second quarter of 2024. The loss during the second quarter and reduced earnings during the third quarter was attributable to merger-related expenses, including a provision for loan losses for the acquired loan portfolio during the second quarter. In addition, the Company realized a loss on sale of securities in both the second and third quarter. See Non-GAAP financial measures below.
•The amortized cost of available-for-sale investment securities decreased $115.7 million or 17.3% at September 30, 2024 compared to December 31, 2023. During the year-to-date period, the Company received $64.2 million in proceeds from the sale of available-for-sale investment securities, with the remaining decrease due to normal pay downs, calls and maturities. Proceeds were used to fund loan growth as part of strategic repositioning of the balance sheet to improve future earnings.
•Total gross loans of $2.3 billion at September 30, 2024 increased by 77.96% or $1.0 billion compared to December 31, 2023 largely due to the merger, which the fair value of the acquired loans totaled $920.1 million. Excluding the acquired loans, gross loans increased by $86.2 million or 6.68% during the year-to-date period.
•Total assets increased by $1.1 billion or 45.12% at September 30, 2024 compared to December 31, 2023 as a result of the merger.
•Total deposits of $2.9 billion at September 30, 2024 increased by 43.11% or $880.1 million compared to December 31, 2023, primarily due to the merger, which the fair value of the acquired deposits totaled $844.0 million. Excluding the merger, deposits decreased $36.0 million or 1.77%.

•Total cost of deposits decreased to 1.69% for the quarter ended September 30, 2024 compared to 1.71% for the quarter ended June 30, 2024.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 37.16% and 37.36% for the quarters ended September 30, 2024 and June 30, 2024, respectively.
•Net interest margin increased to 3.69% for the quarter ended September 30, 2024, from 3.65% for the quarter ended June 30, 2024.
•There were $3.3 million non-performing assets for the quarter ended September 30, 2024 as the result of the acquired loans from the merger. Net loan recoveries were $162,000 for the quarter ended September 30, 2024 and loans delinquent 30 days or more were $6.5 million as of September 30, 2024.
•Capital positions remain strong at September 30, 2024 with a 9.38% Tier 1 Leverage Ratio; a 11.12% Common Equity Tier 1 Ratio; a 11.30% Tier 1 Risk-Based Capital Ratio; and a 13.55% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on November 22, 2024 to shareholders of record as of November 8, 2024.
Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(In thousands, except share and per-share amounts)	2024	2024	2023	2024	2023
Net interest income before provision for credit losses	$30,214	$29,057	$20,527	$78,343	$62,313
(Credit) provision for credit losses	(518)	9,831	186	9,889	476
Net interest income after (credit) provision for credit losses	30,732	19,226	20,341	68,454	61,837
Total non-interest income	1,105	1,400	1,583	4,142	4,752
Total non-interest expenses	27,677	28,503	13,436	71,513	40,446
Income (loss) before provision for income taxes	4,160	(7,877)	8,488	1,083	26,143
Provision (benefit) for income taxes	775	(1,587)	2,098	312	6,501
Net income (loss)	$3,385	$(6,290)	$6,390	$771	$19,642
.
During the three months and nine months ended September 30, 2024, the Company reported net income of $3,385,000 and $771,000, respectively. The reduced earnings are attributable to merger-related expenses, including a provision for loan losses for the acquired loan portfolio during the second quarter of 2024. In addition, the Company realized a loss on sale of securities in both the second and third quarter. Basic and diluted earnings per share for the three months and nine months ended September 30, 2024 were $0.18 and $0.05, respectively. Basic and diluted earnings per share for the three months and nine months ended September 30, 2023 were $0.54 and $1.67, respectively. During the three and nine months ended September 30, 2024, the Company recorded a $518,000 credit and $9,889,000 provision for credit losses, compared to a $186,000 credit and $476,000 provision during the three and nine months ended September 30, 2023.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(In thousands, except share and per-share amounts)	2024	2024	2023	2024	2023

NET (LOSS) INCOME:
Net (loss) income (GAAP)	$3,385	$(6,290)	$6,390	$771	$19,642
Merger and conversion related costs:
Provision for credit losses on non-purchased credit deteriorated loans	—	10,877	—	10,877	—
Personnel and severance	547	2,985	—	3,532	—
Professional services	229	1,698	365	2,241	610
Data processing	1,975	693	—	2,668	—
Other	457	180	—	706	—
Total merger and conversion related costs, net of taxes	3,208	16,433	365	20,024	610
Loss on sale of investment securities	1,853	1,974	39	4,199	296
Income tax benefit of non-core expenses	(1,496)	(5,441)	(119)	(7,160)	(268)
Comparable net income (non-GAAP)	$6,950	$6,676	$6,675	$17,834	$20,280
DILUTED EARNINGS PER SHARE:
Weighted average diluted shares	18,965,434	18,937,036	11,755,758	16,575,361	11,745,606
Diluted (loss) earnings per share (GAAP)	$0.18	$(0.33)	$0.54	$0.05	$1.67
Comparable diluted earnings per share (non-GAAP)	$0.37	$0.35	$0.57	$1.08	$1.73
RETURN ON AVERAGE ASSETS
Average assets	$3,541,444	$3,468,433	$2,502,985	$3,078,175	$2,474,977
Return on average assets (GAAP)	0.38%	(0.73)%	1.02%	0.38%	1.06%
Comparable return on average assets (non-GAAP)	0.78%	0.77%	1.07%	0.77%	1.09%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$353,018	$334,809	$187,979	$300,879	$185,002
Return on average equity (GAAP)	3.84%	(7.39)%	13.60%	3.84%	14.16%
Comparable return on average equity (non-GAAP)	7.87%	7.98%	14.20%	11.85%	21.92%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$27,677	$28,503	$13,436	$71,513	$40,446
Merger-related non-interest expenses	(3,208)	(5,556)	(365)	(9,147)	(610)
Non-interest expense (non-GAAP)	$24,469	$22,947	$13,071	$62,366	$39,836
Net interest income	$30,214	$29,057	$20,527	$78,343	$62,313
Non-interest income	$1,105	$1,400	$1,583	$4,142	$4,752
Loss on sale of investment securities	$1,853	$1,974	$39	$4,199	$296
Non-interest income (non-GAAP)	$2,958	$3,374	$1,622	$8,341	$5,048
Efficiency ratio (GAAP)	88.37%	93.58%	60.77%	86.70%	60.31%
Comparable efficiency ratio (non-GAAP)	73.76%	70.76%	59.01%	71.95%	59.14%

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2024			For the Three Months Ended September 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$118,906	$1,537	5.17%	$109,199	$1,481	5.42%
Securities
Taxable securities	645,319	4,954	3.07%	755,630	5,900	3.12%
Non-taxable securities (1)	250,105	1,736	2.78%	255,788	1,764	2.76%
Total investment securities	895,424	6,690	2.99%	1,011,418	7,664	3.03%
Total securities and interest-earning deposits	1,014,330	8,227	3.24%	1,120,617	9,145	3.26%
Loans (2) (3)	2,278,313	37,422	6.53%	1,266,296	17,692	5.54%
Total interest-earning assets	3,292,643	$45,649	5.52%	2,386,913	$26,837	4.46%
Allowance for credit losses	(25,040)			(15,300)
Non-accrual loans	1,732			—
Cash and due from banks	32,303			28,680
Bank premises and equipment	21,602			11,461
Other assets	218,204			91,231
Total average assets	$3,541,444			$2,502,985
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$476,620	$249	0.21%	$454,151	$169	0.15%
Money market accounts	887,843	6,501	2.91%	576,866	2,846	1.96%
Time certificates of deposit	479,944	5,743	4.76%	195,155	2,000	4.07%
Total interest-bearing deposits	1,844,407	12,493	2.69%	1,226,172	5,015	1.62%
Other borrowed funds	202,676	2,578	5.09%	69,691	924	5.30%
Total interest-bearing liabilities	2,047,083	$15,071	2.93%	1,295,863	$5,939	1.82%
Non-interest bearing demand deposits	1,090,544			984,912
Other liabilities	50,799			34,231
Shareholders’ equity	353,018			187,979
Total average liabilities and shareholders’ equity	$3,541,444			$2,502,985
Interest income and rate earned on average earning assets		$45,649	5.52%		$26,837	4.46%
Interest expense and interest cost related to average interest-bearing liabilities		15,071	2.93%		5,939	1.82%
Net interest income and net interest margin (4)		$30,578	3.69%		$20,898	3.47%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $365 and $371 at September 30, 2024 and September 30, 2023, respectively.
(2)    Loan interest income includes loan (costs) fees of $(294) and $8 at September 30, 2024 and September 30, 2023, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	For the Nine Months Ended September 30, 2024			For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$75,457	$3,044	5.36%	$74,780	$2,930	5.22%
Securities
Taxable securities	680,516	15,782	3.08%	768,187	17,612	3.06%
Non-taxable securities (1)	252,516	5,271	2.77%	256,615	5,321	2.76%
Total investment securities	933,032	21,053	3.00%	1,024,802	22,933	2.98%
Total securities and interest-earning deposits	1,008,489	24,097	3.17%	1,099,582	25,863	3.14%
Loans (2) (3)	1,869,985	91,919	6.57%	1,261,509	51,851	5.50%
Total interest-earning assets	2,878,474	$116,016	5.38%	2,361,091	$77,714	4.40%
Allowance for credit losses	(21,872)			(13,852)
Non-accrual loans	834			—
Cash and due from banks	28,107			27,577
Bank premises and equipment	18,974			9,654
Other assets	173,658			90,507
Total average assets	$3,078,175			$2,474,977
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$459,852	$714	0.21%	$485,329	$422	0.12%
Money market accounts	726,613	15,070	2.77%	531,226	6,105	1.54%
Time certificates of deposit	367,266	13,994	5.09%	163,611	4,363	3.57%
Total interest-bearing deposits	1,553,731	29,778	2.56%	1,180,166	10,890	1.23%
Other borrowed funds	168,684	6,788	5.35%	87,741	3,393	5.16%
Total interest-bearing liabilities	1,722,415	$36,566	2.83%	1,267,907	$14,283	1.51%
Non-interest bearing demand deposits	1,018,611			988,620
Other liabilities	36,270			33,448
Shareholders’ equity	300,879			185,002
Total average liabilities and shareholders’ equity	$3,078,175			$2,474,977
Interest income and rate earned on average earning assets		$116,016	5.12%		$77,714	4.40%
Interest expense and interest cost related to average interest-bearing liabilities		36,566	2.64%		14,283	1.51%
Net interest income and net interest margin (4)		$79,450	3.69%		$63,431	3.59%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,107 and $1,118 at September 30, 2024 and September 30, 2023, respectively.
(2)    Loan interest income includes loan (costs) fees of $(505) and $27 at September 30, 2024 and September 30, 2023, respectively.
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

Changes in Volume/Rate	For the Three Months Ended September 30, 2024 and 2023			For the Nine Months Ended September 30, 2024 and 2023
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$131	$(74)	$57	$26	$88	$114
Investment securities:
Taxable	(861)	(86)	(947)	(2,010)	180	(1,830)
Non-taxable (1)	(39)	11	(28)	(84)	34	(50)
Total investment securities	(900)	(75)	(975)	(2,094)	214	(1,880)
Loans	14,100	5,630	19,730	25,012	15,056	40,068
Total earning assets (1)	13,331	5,481	18,812	22,944	15,358	38,302
Interest expense:
Deposits:
Savings, NOW and MMA	1,538	2,197	3,735	2,223	7,034	9,257
Time certificate of deposits	2,910	833	3,743	5,430	4,201	9,631
Total interest-bearing deposits	4,448	3,030	7,478	7,653	11,235	18,888
Other borrowed funds	1,772	(118)	1,654	3,124	271	3,395
Total interest-bearing liabilities	6,220	2,912	9,132	10,777	11,506	22,283
Net interest income (1)	$7,111	$2,569	$9,680	$12,167	$3,852	$16,019
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended September 30, 2024 and September 30, 2023

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 22 basis points to 3.69% for the third quarter of 2024, from 3.47% for the third quarter of 2023. Average interest earning assets were $3,292,643,000 for the three months ended September 30, 2024 compared to $2,386,913,000 for the three months ended September 30, 2023.  The $905,730,000 increase in average earning assets was attributed to the $115,994,000 decrease in investment securities, partially offset by the $1,012,017,000 or 79.92% increase in average loans, and a $9,707,000 increase in interest-earning deposits.  For the three months ended September 30, 2024, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased two basis points. The effective yield on loans increased 99 basis points. Average interest bearing liabilities increased 57.97% to $2,047,083,000 for the three months ended September 30, 2024, compared to $1,295,863,000 for the same period in 2023.

Interest and fee income from loans increased $19,730,000 or 111.52% for the three months ended September 30, 2024 compared to the same period in 2023. The yield on average loans, excluding nonaccrual loans, was 6.53% for the three months ended September 30, 2024 compared to 5.54% for the same period in 2023. The accretion from fair value marks on loans contributed 55 basis points to the loan yield for the three months ended September 30, 2024 compared to two basis points for the same period in 2023.

Interest income from interest-earning deposits in other banks increased $56,000 in the three months ended September 30, 2024 to $1,537,000 compared to $1,481,000 for the same period in 2023.  The yield on average interest-earning deposits decreased twenty-five basis points to 5.17% for the three month period ended September 30, 2024 compared to 5.42% for the same period in 2023. Average interest-earning deposits for the three month period ended September 30, 2024 increased $9,707,000 or 8.89% to $118,906,000 compared to $109,199,000 for the same period in 2023.

Interest income from total investment securities decreased $974,000 in the three months ended September 30, 2024 to $6,690,000 compared to $7,664,000 for the same period in 2023.  The yield on average total investment securities decreased four basis points to 2.99% for the three month period ended September 30, 2024 compared to 3.03% for the same period in 2023. Average total investment securities for the three month period ended September 30, 2024 decreased $115,994,000 or 11.47% to $895,424,000 compared to $1,011,418,000 for the same period in 2023.

Total interest income for the three months ended September 30, 2024 increased $18,819,000 or 71.11% to $45,285,000 compared to $26,466,000 for the three months ended September 30, 2023.  The yield on interest earning assets increased 106 basis points to 5.52% on a fully tax equivalent basis for the three months ended September 30, 2024 from 4.46% for the period ended September 30, 2023. The increase was the result of yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended September 30, 2024 and 2023 was $12,493,000 and $5,015,000, respectively. The average interest rate on interest bearing deposits increased to 2.69% for the three months ended September 30, 2024 compared to 1.62% for the same period ended September 30, 2023.  Average interest-bearing deposits increased 50.42% or $618,235,000 to $1,844,407,000 for the three months ended September 30, 2024 compared to $1,226,172,000 for the same period ended September 30, 2023.

Average other borrowed funds were $202,676,000 with an effective rate of 5.09% for the three months ended September 30, 2024 compared to $69,691,000 with an effective rate of 5.30% for the three months ended September 30, 2023.  Total interest expense on other borrowed funds was $2,578,000 for the three months ended September 30, 2024 and $924,000 for the three months ended September 30, 2023.

The cost of interest-bearing liabilities increased 111 basis points to 2.93% for the three month period ended September 30, 2024 compared to 1.82% for the same period in 2023. The cost of total deposits increased to 1.69% compared to 0.90% for the three month periods ended September 30, 2024 and 2023, respectively.  Average non-interest bearing demand deposits increased 10.73% to $1,090,544,000 for the three month period ended September 30, 2024 compared to $984,912,000 for the same period in 2023.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 37.16% in the three month period ended September 30, 2024 compared to 44.54% for the same period in 2023.

Net interest income before the provision for credit losses for the three months ended September 30, 2024 increased by $9,687,000 or 47.19% to $30,214,000 compared to $20,527,000 for the same period in 2023.  The increase was a result of the acquisition as of April 1, 2024, which increased interest income on average earnings assets, partially offset by an increase in interest expense on average interest bearing liabilities.

Comparison of the nine months ended September 30, 2024 and September 30, 2023

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 10 basis points to 3.69% for the nine months ended September 30, 2024, from 3.59% for the same period of 2023. Average interest earning assets were $2,878,474,000 for the nine months ended September 30, 2024 compared to $2,361,091,000 for the nine months ended September 30, 2023.  The $517,383,000 increase in average earning assets was attributed to the $608,476,000 or 48.23% increase in average loans, partially offset by the $91,770,000 decrease in average total investment securities.  For the nine months ended September 30, 2024, the effective yield on loans increased 107 basis points. Average interest bearing liabilities increased 35.85% to $1,722,415,000 for the nine months ended September 30, 2024, compared to $1,267,907,000 for the same period in 2023.

Interest and fee income from loans increased $40,068,000 or 77.28% for the nine months ended September 30, 2024 compared to the same period in 2023. Net interest income during the first nine months of 2024 was impacted by an increase in average total loans of $608,476,000 or 48.23% to $1,869,985,000 compared to $1,261,509,000 for the same period in 2023. The yield on average loans, excluding nonaccrual loans, was 6.57% for the nine months ended September 30, 2024 compared to 5.50% for the same period in 2023. The impact to interest income from the accretion of the loan marks on acquired loans was $6,497,000 and $209,000 for the nine months ended

September 30, 2024 and 2023, respectively. The accretion from fair value marks on loans contributed 47 basis points to the loan yield for the nine months ended September 30, 2024 compared to three basis points for the same period in 2023.

Total interest income on a fully tax-equivalent basis for the nine months ended September 30, 2024 increased $38,302,000 or 49.29% to $116,016,000 compared to $77,714,000 for the nine months ended September 30, 2023.  The yield on interest earning assets increased 98 basis points to 5.38% on a fully tax equivalent basis for the nine months ended September 30, 2024 from 4.40% for the nine months ended September 30, 2023. The increase was the result of the acquisition as of April 1, 2024, yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the nine months ended September 30, 2024 and 2023 was $29,778,000 and $10,890,000, respectively. The average interest rate on interest bearing deposits increased to 2.56% for the nine months ended ended September 30, 2024 compared to 1.23% for the same period ended September 30, 2023.  Average interest-bearing deposits increased 31.65% or $373,565,000 to $1,553,731,000 for the nine months ended September 30, 2024 compared to $1,180,166,000 for the same period ended September 30, 2023.

Average other borrowed funds were $168,684,000 with an effective rate of 5.35% for the nine months ended September 30, 2024 compared to $87,741,000 with an effective rate of 5.16% for the nine months ended September 30, 2023.  Total interest expense on other borrowed funds was $6,788,000 for the nine months ended September 30, 2024 and $3,393,000 for the nine months ended September 30, 2023.

Net interest income (fully tax-equivalent basis) before the provision for credit losses for the nine months ended September 30, 2024 increased by $16,019,000 or 25.25% to $79,450,000 compared to $63,431,000 for the same period in 2023.  The increase was a result of the acquisition as of April 1, 2024, yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Balance, beginning of period	$24,940	$15,463	$14,653	$10,848
Impact of adoption of ASU 2016-13	—	—	—	3,910
PCD ACL on loans acquired	—	—	821	—
(Credit) provision for credit losses	(211)	265	9,821	967
Losses charged to allowance	(20)	(254)	(648)	(611)
Recoveries	182	60	244	420
Balance, end of period	$24,891	$15,534	$24,891	$15,463
Allowance for credit losses to total loans at end of period	1.08%	1.22%	1.08%	1.22%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three month and nine month periods ended September 30, 2024, the Company recorded a $211,000 credit and a $9,821,000 provision for credit losses on loans, respectively. During the three month and nine months periods ended September 30, 2023, the Company recorded a $265,000 and $967,000 provision for credit losses on loans, respectively.

The Company had net recoveries of $162,000 and and net charge-offs totaling $404,000 for the three months and nine months ended September 30, 2024, respectively. The Company had net charge-offs totaling $194,000 and $191,000 for the three months and nine months ended September 30, 2023, respectively.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of September 30, 2024, there were $39,637,000 in classified loans of which $2,837,000 related to commercial and industrial loans, zero to agricultural production, $4,253,000 to owner occupied real estate, $23,901,000 to non-owner occupied real estate, $6,093,000 to farmland, and $112,000 to consumer. This compares to $20,301,000 in classified loans of which $222,000 related to commercial and industrial loans, $976,000 to agricultural production, $497,000 to owner occupied real estate, $15,969,000 to non-owner occupied real estate, $2,413,000 to farmland, and $224,000 to consumer as of December 31, 2023.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $1,105,000 for the three months ended September 30, 2024 compared to $1,583,000 for the same period in 2023. The $478,000 or 30.20% decrease in non-interest income during the three months ended September 30, 2024 was primarily driven by additional net realized losses on sales of investment securities in the amount of $1,814,000 more than at September 30, 2023, offset by $787,000 or 311.07% increase in other income, $152,000 or 33.78% increase in interchange fees and $102,000 or 27.13% increase on service charges.

Non-interest income was $4,142,000 for the nine months ended September 30, 2024 compared to $4,752,000 for the same period in 2023.  The $610,000 or 12.84% decrease in non-interest income during the nine months ended September 30, 2024 was primarily driven by $2,134,000 in other income, increases in loan placement fees of $246,000, and increase in the interchange fees of $289,000, offset by $3,903,000 in additional net realized losses on sales and calls of investment securities from $296,000 at September 30, 2023 to $4,199,000 at September 30, 2024.

Other income during the three and nine months ended September 30, 2024 increased due largely due CRA investment distributions received in the amount of $988,000 and $975,000, respectively.

The Bank currently holds $10,978,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends.  We received dividends totaling $555,000 for the nine months ended September 30, 2024, compared to $349,000 for the nine months ended September 30, 2023.

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges	$478	$376	$102	27.1%	$1,342	$1,132	$210	18.6%
Appreciation in cash surrender value of bank owned life insurance	349	260	89	34.2%	971	763	208	27.3%
Interchange fees	602	450	152	33.8%	1,642	1,353	289	21.4%
Loan placement fees	251	119	132	110.9%	661	415	246	59.3%
Net realized losses on sales and calls of investment securities	(1,853)	(39)	(1,814)	4651.3%	(4,199)	(296)	(3,903)	1318.6%
Federal Home Loan Bank dividends	238	134	104	77.6%	555	349	206	59.0%
Other income	1,040	283	757	267.5%	3,170	1,036	2,134	206.0%
Total non-interest income	$1,105	$1,583	$(478)	(30.2)%	$4,142	$4,752	$(610)	(12.8)%

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses increased $14,241,000 or 105.99% to $27,677,000 for the three months ended September 30, 2024, compared to $13,436,000 for the three months ended September 30, 2023.  The net increase for the three months ended September 30, 2024 was primarily the result increases in salaries and employee benefits of $6,236,000, acquisition and merger expenses of $2,843,000, occupancy and equipment of $1,197,000, other expense of $1,039,000, and information technology of $963,000.

Non-interest expenses increased $31,067,000 or 76.81% to $71,513,000 for the nine months ended September 30, 2024, compared to $40,446,000 for the nine months ended September 30, 2023.  The net increase for the nine months period was primarily the result of increases in salaries and employee benefits of $12,317,000, acquisition and merger expenses of $8,537,000, occupancy and equipment of $2,641,000, other expenses of $2,197,000, information technology of $1,725,000, regulatory assessments of $467,000, and professional services of $721,000.

Salaries and employee benefits increased $12,317,000 or 52.45% to $35,800,000 for the first nine months of 2024 compared to $23,483,000 for the nine months ended September 30, 2023.  The increase in salaries and benefits was a reflection of an increase in full-time equivalent employees as a result of the merger. Full time equivalent employees were 356 for the nine months ended September 30, 2024, compared to 248 for the nine months ended September 30, 2023.

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and employee benefits	$13,710	$7,474	$6,236	83.4%	$35,800	$23,483	$12,317	52.5%
Occupancy and equipment	2,687	1,490	1,197	80.3%	6,653	4,012	2,641	65.8%
Information technology	1,878	915	963	105.2%	4,422	2,697	1,725	64.0%
Regulatory assessments	437	358	79	22.1%	1,391	924	467	50.5%
Data processing expense	1,288	680	608	89.4%	3,010	1,949	1,061	54.4%
Professional services	861	477	384	80.5%	2,187	1,466	721	49.2%
ATM/Debit card expenses	546	192	354	184.4%	1,178	569	609	107.0%
Advertising	261	133	128	96.2%	701	382	319	83.5%
Directors’ expenses	193	150	43	28.7%	551	464	87	18.8%
Merger and acquisition expense	3,208	365	2,843	778.9%	9,147	610	8,537	1399.5%
Loan related expenses	260	106	154	145.3%	486	393	93	23.7%
Personnel other	53	51	2	3.9%	233	373	(140)	(37.5)%
Amortization of core deposit intangibles	251	—	251	#DIV/0!	501	68	433	636.8%
Other expense	2,044	1,045	999	95.6%	5,253	3,056	2,197	71.9%
Total non-interest expense	$27,677	$13,436	$14,241	106.0%	$71,513	$40,446	$31,067	76.8%

Provision for Income Taxes

Our effective income tax rate was 18.63% and 24.72% for the three month period ended September 30, 2024 and 2023. Our effective income tax rate was 28.81% and 24.87% for the nine month period ended September 30, 2024 and 2023.

The Company reported an income tax provision of $775,000 and $2,098,000 for the three month period ended September 30, 2024 and 2023. The Company reported an income tax provision of $312,000 and provision of $6,501,000 for the nine month period ended September 30, 2024 and 2023.

The effective tax rate was affected by reduced income due to merger expenses and additional Low Income Housing Tax Credits (“LIHTC”) added during the nine month period ended September 30, 2024. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of September 30, 2024 and December 31, 2023, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,531,298,000 as of September 30, 2024, compared to $2,433,426,000 at December 31, 2023, an increase of 45.12% or $1,097,872,000.  Total gross loans were $2,297,143,000 at September 30, 2024, compared to $1,290,797,000 at December 31, 2023, an increase of $1,006,346,000 or 77.96%.  Total cash and cash equivalents increased 177.35% or $95,285,000 to $149,013,000 at September 30, 2024 compared to $53,728,000 at December 31, 2023. The investment portfolio decreased 5.27% or $93,613,000 to $812,674,000 at September 30, 2024 compared to $906,287,000 at December 31, 2023.  Total deposits increased 43.11% or $880,083,000 to $2,921,695,000 at September 30, 2024, compared to $2,041,612,000 at December 31, 2023.  Shareholders’ equity increased $156,451,000 or 75.56% to $363,515,000 at September 30, 2024, compared to $207,064,000 at December 31, 2023. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, the change in unrealized loss, partially offset by dividends paid. Accrued interest payable and other liabilities was $43,727,000 at September 30, 2024, compared to $35,006,000 at December 31, 2023, an increase of $8,721,000.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of September 30, 2024, investment securities with a fair value of $444,649,000, or 55.18% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The level of our investment portfolio as a percentage of our total earnings assets has historically been considered higher than our peers due to a comparatively low loan-to-deposit ratio. However, with the recent acquisition that was completed on April 1, 2024, our loan-to-deposit ratio at September 30, 2024 increased to 78.62%, compared to 63.22% at December 31, 2023 and 57.07% at September 30, 2023. Going forward, the Company’s investment portfolio as a percentage of total earnings assets should be within the range of our peers. The total investment portfolio decreased 5.27% or $93,613,000 to $812,674,000 at September 30, 2024 compared to $906,287,000 at December 31, 2023.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $49,999,000 at September 30, 2024, compared to net unrealized losses of $72,450,000 at December 31, 2023 and $85,234,000 at September 30, 2023.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $1,006,346,000 or 77.96% to $2,297,143,000 as of September 30, 2024, compared to $1,290,797,000 as of December 31, 2023.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2024	% of Total Loans	December 31, 2023	% of Total Loans
Commercial:
Commercial and industrial	$143,876	6.3%	$105,466	8.2%
Agricultural production	16,940	0.7%	33,556	2.6%
Total commercial	160,816	7.0%	139,022	10.8%
Real estate:
Construction & other land loans	85,135	3.7%	33,472	2.6%
Commercial real estate - owner occupied	308,472	13.4%	215,146	16.7%
Commercial real estate - non-owner occupied	902,393	39.3%	539,522	41.8%
Farmland	138,544	6.0%	120,674	9.3%
Multi-family residential	131,013	5.7%	61,307	4.7%
1-4 family - close-ended	125,405	5.5%	96,558	7.5%
1-4 family - revolving	35,482	1.5%	27,648	2.2%
Total real estate	1,726,444	75.1%	1,094,327	84.8%
Consumer:
Manufactured Housing	320,786	14.0%	—	—%
Other installment loans	87,133	3.8%	55,606	4.3%
Total consumer	407,919	17.8%	55,606	4.3%
Net deferred origination costs	1,964	0.1%	1,842	0.1%
Loan, net of deferred origination fees	2,297,143	100.0%	1,290,797	100.0%
Allowance for credit losses	(24,891)		(14,653)
Total loans	$2,272,252		$1,276,144

As of September 30, 2024, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 56.4% of total loans.  This level of concentration of commercial real estate is lower than the 61.1% of total loans at December 31, 2023.  Although management believes the loans within this concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related non-performing loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.  The Company does not engage in any sub-prime mortgage lending activities.

From the acquisition completed on April 1, 2024, the Company’s acquired gross loans totaled $925.5 million as of September 30, 2024 and are included in the above table. Those loans by loan type were $539.1 million in commercial real estate loans, $327.4 million in manufacturing housing loans, $31.7 million totaled commercial loans, $27.2 million in single family residence loans, and $139.3 thousand in other installment loans.

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

At September 30, 2024 there were $3,250,000 nonperforming assets, compared to December 31, 2023 there were no nonperforming assets.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $24,891,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	September 30, 2024	December 31, 2023
Commercial:
Commercial and industrial	$1,083	$948
Agricultural production	184	527
Total commercial	1,267	1,475

Real estate:
Construction & other land loans	2,601	848
Commercial real estate - owner occupied	3,031	1,945
Commercial real estate - non-owner occupied	9,734	5,574
Farmland	1,347	1,254
Multi-family residential	1,465	642
1-4 family - revolving	1,703	1,444
1-4 family - revolving	685	520
Total real estate	20,566	12,227

Consumer:
Manufacturing housing	2,085	—
Other installment loans	973	951
Total consumer	3,058	951

Total allowance for credit losses	$24,891	$14,653
As of September 30, 2024, the balance in the allowance for credit losses (ACL) on loans was $24,891,000, or 1.08% of total gross loans, compared to $14,653,000, or 1.14% of total gross loans, as of December 31, 2023. The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $414,181,000 as of September 30, 2024, compared to $276,270,000 as of December 31, 2023.  At September 30, 2024 and December 31, 2023, the balance of the reserve for unfunded commitments was $1,101,000 and $839,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2024		December 31, 2023		September 30, 2023
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$6,539	0.28%	$3,742	0.29%	$236	0.02%
Nonaccrual loans	3,250	0.14%	—	—%	—	—%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $880,083,000 or 43.11% to $2,921,695,000 as of September 30, 2024, compared to $2,041,612,000 as of December 31, 2023.  Interest-bearing deposits increased $755,201,000 or 69.28% to $1,845,272,000 as of September 30, 2024, compared to $1,090,071,000 as of December 31, 2023.  Non-interest bearing deposits increased $124,882,000 or 13.12% to $1,076,423,000 as of September 30, 2024, compared to $951,541,000 as of December 31, 2023.  Average non-interest bearing deposits to average total deposits was 39.60% for the nine months ended September 30, 2024 compared to 45.58% for the same period in 2023.

The composition of the deposits and year-to-date average interest rates at September 30, 2024 and December 31, 2023 is summarized in the table below.

(Dollars in thousands)	September 30, 2024	% of Total Deposits	Average Interest Rate	December 31, 2023	% of Total Deposits	Average Interest Rate
NOW accounts	$344,036	11.8%	0.12%	$251,334	12.3%	0.13%
MMA accounts	879,445	30.1%	2.77%	497,043	24.4%	1.68%
Time deposits	443,932	15.2%	5.09%	162,085	7.9%	3.68%
Savings deposits	177,859	6.1%	0.20%	179,609	8.8%	0.12%
Total interest-bearing	1,845,272	63.2%	2.56%	1,090,071	53.4%	1.33%
Non-interest bearing	1,076,423	36.8%		951,541	46.6%
Total deposits	$2,921,695	100.0%		$2,041,612	100.0%

As of September 30, 2024 there was $1,069,640,000 in uninsured deposits or 36.61% of total deposits, compared to $821,756,000 and 46.47% as of December 31, 2023.

Other Borrowings

As of September 30, 2024, the Company had $90,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding and $45,000,000 short-term advances outstanding, which was used to pay-off the in short-term advances from the Federal Reserve’s Bank Term Funding Program (BTFP) during the third quarter of 2024. There was $35,000,000 in short-term FHLB advances and $45,000,000 in short-term BTFP advances as of December 31, 2023. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $363,515,000 at September 30, 2024, compared to $207,064,000 at December 31, 2023.  The increase from December 31, 2023 in shareholders’ equity is the result of an increase in issuance of common stock due to business combination from the acquisition on April 1, 20224, a decrease in accumulated other comprehensive loss of $17,023,000, partially offset by a decrease in retained earnings due to dividends paid being greater than year-to-date net income of $771,000.

During the first nine months of 2024, the Company declared $5,957,000 in cash dividends ($0.36 per common share) to holders of common stock. The Company declared and paid $4,238,000 in cash dividends ($0.36 per common share) to holders of common stock during the nine months ended September 30, 2023.

The following table presents the Company’s regulatory capital ratios as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)
September 30, 2024	Amount	Ratio
Tier 1 Leverage Ratio	$310,026	9.38%
Common Equity Tier 1 Ratio (CET 1)	$305,026	11.12%
Tier 1 Risk-Based Capital Ratio	$310,026	11.30%
Total Risk-Based Capital Ratio	$371,573	13.55%

December 31, 2023	Amount	Ratio
Tier 1 Leverage Ratio	$222,567	9.18%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%
Total Risk-Based Capital Ratio	$273,699	16.08%
The following table presents the Bank’s regulatory capital ratios as of September 30, 2024 and December 31, 2023.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$371,682	11.24%	$132,213	4.00%	$165,267	5.00%
Common Equity Tier 1 Ratio (CET 1)	$371,682	13.55%	$123,413	7.00%	$178,264	6.50%
Tier 1 Risk-Based Capital Ratio	$371,682	13.55%	$164,551	8.50%	$219,402	8.00%
Total Risk-Based Capital Ratio	$398,531	14.53%	$219,402	10.50%	$274,252	10.00%

December 31, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%	$121,271	5.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%	$110,538	6.50%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%	$136,047	8.00%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%	$170,058	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of September 30, 2024, the Company had unpledged securities totaling $368,025,000 available as a secondary source of liquidity and total cash and cash equivalents of $149,013,000.  Cash and cash equivalents at September 30, 2024 increased 177.35% compared to $53,728,000 at December 31, 2023.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At September 30, 2024, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $565,283,000 in unused FHLB secured advances, and a $3,958,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate.  At September 30, 2024, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2024 and December 31, 2023:

Credit Lines (In thousands)	September 30, 2024	December 31, 2023
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$727,283	$342,483
Balance outstanding, net of discount	$132,508	$35,000
Collateral pledged	$1,227,440	$612,702
Fair value of collateral	$1,006,135	$500,972
Federal Reserve Bank Term Loan Funding Program
Total credit limit	$—	$45,000
Balance outstanding	$—	$45,000
Collateral pledged	$—	$53,650
Fair value of collateral	$—	$47,603
Federal Reserve Bank
Credit limit	$3,958	$4,448
Balance outstanding	$—	$—
Collateral pledged	$4,527	$4,894
Fair value of collateral	$4,112	$4,374

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

ALCO and the Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At September 30, 2024, interest rate risk was within policy guidelines established by ALCO and the Board. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	3.91%	3.97%
up 300	3.16%	3.24%
up 200	2.38%	2.48%
up 100	1.99%	2.34%
down 100	(3.86)%	(5.06)%
down 200	(6.00)%	(8.01)%
down 300	(7.82)%	(10.44)%
down 400	(9.31)%	(12.54)%

Interest rate sensitivity is a function of the repricing characteristics of our assets and liabilities. The Bank runs a combination of scenarios and sensitivities in its attempt to capture the range of interest rate risk including the simulations mentioned above. As with any simulation model or other method of measuring interest rate risk, limitations are inherent in the process and dependent on assumptions. For example, lower deposit growth than modeled may cause the Bank to increase its borrowing position, thereby increasing its liability sensitivity. Additionally, assets and liabilities may react differently to changes in market interest rates in terms of both timing and responsiveness to market rate movements. Important deposit modeling assumptions include the speed of deposit run-off and the amount by which interest-bearing deposit rates increase or decrease when market interest rates change, otherwise known as the deposit beta. The above tables reflect a range of deposit betas to rates paid on non-maturity interest-bearing deposits that differ in rising and falling rate scenarios, depending on product type and magnitude of the rate shock. The actual rates and timing of prepayments on loans and investment securities could vary significantly from the assumptions applied in the various scenarios. Lastly, uneven changes in different tenors of U.S. Treasury rates that result in changes to the shape of the yield curve could produce different results from those presented in the table. Accordingly, the results presented should not be relied upon as indicative of actual results in the event of changing market interest rates.

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Community West Bancshares

Date: November 6, 2024	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: November 6, 2024	/s/ Shannon Livingston
Shannon Livingston
Executive Vice President and Chief Financial Officer