Form 10-K
period 2024-12-31
Community West Bancshares
filed 2025-03-17
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Smaller reporting company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $313,080,000 based on the price at which the stock was last sold on June 30, 2024.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 14, 2025
	19,050,712	shares

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2025 Annual Meeting of Shareholders to be held on May 21, 2025 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2024.

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
•the concentration of our loan portfolio in loans collateralized by residential and commercial real estate;
•our ability to achieve loan growth and attract deposits in our market area, the impact of the cost of deposits and our ability to retain deposits;
•liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different or fewer regulations than we are;
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
•risks related to the merger with Community West Bancshares, including, among others, the expected business expansion may be less successful as projected; the integration of each party’s management, personnel and operations may not be successfully achieved or may be materially delayed or may be more costly or difficult than expected, and deposit attrition;
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

PART I

ITEM 1 -DESCRIPTION OF BUSINESS

General

Effective April 1, 2024, Central Valley Community Bancorp, completed its merger transaction with Community West Bancshares. Shortly thereafter, Community West Bank, a wholly owned subsidiary of Community West Bancshares, merged with and into Central Valley Community Bank, a wholly owned subsidiary of Central Valley Community Bancorp, with Central Valley Community Bank being the surviving banking institution. Effective with these mergers, the names of Central Valley Community Bancorp and Central Valley Community Bank were changed to Community West Bancshares and Community West Bank, respectively.

Community West Bancshares is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Company”). The Company was incorporated on February 7, 2000 as a California corporation, for the purpose of becoming the holding company for Community West Bank (the “Bank”), formerly known as Central Valley Community Bank, a California state chartered bank.

At December 31, 2024, the Bank was the only banking subsidiary of the Company.  Today, the Bank operates full-service Banking Centers in California from Greater Sacramento in the north, throughout the San Joaquin Valley and west to the Central Coast. The Bank also maintains Commercial, Real Estate and Agribusiness Lending, as well as Private Banking and Cash Management Departments. The Company does not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis.  At December 31, 2024, we had consolidated total assets of approximately $3,521,771,000.  See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.

The Company is regulated by the Board of Governors of the Federal Reserve (“Federal Reserve”). The Bank is regulated by the California Department of Financial Protection and Innovation (“DFPI”) and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).

As of March 1, 2025, we had a total of 355 employees and 346 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980.  The deposits of the Bank are insured by the FDIC up to applicable limits.  The Bank is not a member of the Federal Reserve System.

The Bank operates 26 full-service banking offices in Bakersfield, Clovis, Exeter, Folsom, Fresno, Goleta, Gold River, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Oxnard, Paso Robles, Prather, Roseville, Sacramento, San Luis Obispo, Santa Barbara, Santa Maria, Stockton, Ventura, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans.  It also provides domestic and international wire transfer services and other customary banking services.  The Bank also offers Internet Banking that consists of inquiry, account status, bill paying, account transfers, and cash management.  The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future.  The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division.  The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings.  We offer permanent single family residential loans through our mortgage broker services.  Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.10% in 2024 compared to 4.15% in 2023 based on FDIC deposit market share information published as of June 30, 2024. Our total market share in San Luis Obispo, Santa Barbara, and Ventura counties was 1.61%. Our total market share in the other counties we operate in (Placer, Sacramento, and Stanislaus), was less than 1.00% as of June 30, 2024 and 2023.

We have a diversified loan portfolio. At December 31, 2024, we had total loans of $2,334,221,000.  Total commercial and industrial loans outstanding were $143,422,000, total agricultural land and production loans outstanding were $37,323,000, total real estate loans outstanding were $1,736,498,000, and total consumer loans outstanding were $415,102,000.  Our loans are collateralized by real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, manufactured housing, and machinery and equipment.

In addition to acquisitions, we have experienced organic growth by expanding our branch network. Management of the Bank analyzes its branch network on an ongoing basis to determine whether to open new branches, consolidate, or potentially eliminate existing branches in the future.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business.  We attract deposits from individual and commercial customers.  No single customer or group of related customers’ accounts for a material portion of our deposits such that the loss of any one or more would have a material adverse effect on our business. At December 31, 2024 approximately 74.3% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit, and commercial loans secured by real estate.  See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.  Currently, our business activities are primarily concentrated in Fresno, Kern, Madera, Merced, Placer, Sacramento, San Joaquin, San Luis Obispo, Santa Barbara, Stanislaus, Tulare, and Ventura Counties in California.  Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets.  Further, our concentration of operations in these markets exposes us to greater risk than other banking companies with a wider geographic base.

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

Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.10% in 2024 compared to 4.15% in 2023 based on FDIC deposit market share information published each year as of June. In Fresno and Madera Counties, in addition to our ten full-service branch locations serving the Bank’s primary service areas, as of June 30, 2024 there were 119 operating banking offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our branch location. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2024 there were 88 operating banking offices. In Tulare County, in addition to our two branches there were 45 operating banking offices in our primary service area. Our total market share of deposits in San Luis Obispo, Santa Barbara, and Ventura counties was 1.61% in 2024 based on FDIC deposit market share information published each year as of June. In San Luis Obispo County, in addition to our two full-service branch locations, there were 55 operating banking centers in our primary service area. In Santa Barbara County, in addition to our three branches, there were 84 operating banking centers in our primary service area. In Ventura County, in addition to our two branches, there were 118 operating banking centers in our primary service area. Our combined total market share in the other counties we operate in (Kern, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% as of 2024 and 2023.  In Kern County, in addition to our one branch, as of June 30, 2024, there were 75 operating banking offices in our primary service area. In Merced County, in addition to our one branch, as of June 30, 2024 there were 24 operating banking offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2024 there were 176 operating banking offices in our primary service area.  In Stanislaus County, in addition to our one branch, there were 75 operating banking offices in our primary service area. In Placer County, in addition to our one branch, there were 68 operating banking offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.

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

Human Capital Resources

Our success as a financial institution in our market areas is dependent on a workforce that embraces and is dedicated to our mission and culture. Our culture is grounded in a set of core values - teamwork, respect, accountability, integrity and leadership. In order to continue to deliver on our mission and maintain our culture, it is crucial that we attract and retain talent who desire and have the experience to provide creative and innovative financial solutions and options for the diverse communities we serve. Through our hiring and retention programs we aim to create an inclusive workforce with diversified backgrounds and experiences. We strive to maintain an inclusive, safe and healthy workplace, with opportunities for our employees to grow and develop in their careers, supported by advantageous compensation, medical, dental, and vision benefits, health and welfare programs, pre-tax savings programs, 401k and 401k matching, and profit-sharing.

As of December 31, 2024, we had approximately 356 total employees, which included 346 full-time employees and 10 part-time employees. As a financial institution, approximately 64% of our employees are employed at our banking center and loan production offices, and another 36% are employed at our headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2024, approximately 72% of our current workforce is female, 28% male, and our average tenure is 4.58 years, as compared to 5.97 years as of December 31, 2023.

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

We are also a bank holding company within the meaning of Sections 1280-1287 of the California Financial Code. As such, we and our subsidiaries are subject to examination by, and may be required to file reports with, the DFPI.

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

Brokered Deposit Restrictions. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or roll over brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are generally not permitted to accept, renew, or roll over brokered deposits. The Bank is eligible to accept brokered deposits without limitations. The Bank’s management is monitoring developments concerning a proposed rule that would change the FDIC’s brokered deposits rules.

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

In 2021, U.S. bank secrecy and anti-money laundering laws underwent a comprehensive reform and modernization, part of which was the adoption of AMLA. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions. AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. AMLA expanded duties of the Financial Crimes Enforcement Network (“FinCEN”), which issued final regulations implementing the amendments with respect to beneficial ownership requirements effective January 1, 2024; however, these beneficial ownership rules are subject to a nationwide preliminary injunction against enforcement of the Corporate Transparency Act by FinCEN. We are monitoring developments concerning these rules. The Bank has established policies and procedures that it believes comply with these requirements.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE DEVELOPMENTS

Bank regulatory agencies and the SEC have shown increased interest in environmental, social and governance matters (“ESG”) and expressed an intent to increase related regulatory oversight of companies’ efforts to address how ESG issues may affect their businesses. In 2022, multiple federal regulatory agencies formalized their intent by issuing proposed policy statements and rules, and by establishing a pilot climate scenario analysis exercise for large banks; these rules were finalized in late 2023. The SEC has likewise adopted its own climate-disclosure rules that have been stayed pending the resolution of related litigation. Aside from any regulatory requirements we believe that continued focus on environmental and social issues is consistent with our community banking model. We are continually seeking ways to improve our stewardship of the environment through recycling programs, resource conservation, empowered employees, construction evaluation, and more.

COMMUNITY REINVESTMENT ACT

The Community Reinvestment Act (“CRA”) is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations. The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.” In their most recent CRA performance examinations, the Bank’s predecessor institutions (before their merger in 2024), Central Valley Community Bank and Community West Bank, National Association, each received an “Outstanding” rating from the FDIC on January 19, 2022, and on February 2, 2023, respectively.

In October 2023, the federal banking agencies issued a final rule to modernize the CRA regulatory framework (the “CRA Final Rule”). The CRA Final Rule took effect on April 1, 2024. It adapted the CRA framework to changes in the banking industry, including an expanded role of mobile and online banking, tailored performance standards, data collection and reporting requirements, and provided greater clarity and consistency in the application of CRA regulations. However, effective April 1, 2024, a Federal district court judge in the Northern District of Texas enjoined the federal banking agencies from enforcing the CRA Final Rule pending resolution of the underlying lawsuit. We are monitoring this case for key developments.

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

The Bank is subject to deposit insurance assessments to maintain the DIF. Dodd-Frank increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. In October 2022, the FDIC increased initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. At the same time, the FDIC also maintained the designated service ratio of the DIF at 2% for 2023.

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

The banking regulations on executive compensation may continue to evolve in the near future after the FDIC and the OCC, among other federal agencies, re-proposed a rulemaking with request for comment concerning Incentive-Based Compensation Arrangements. Importantly, the Federal Reserve and the SEC did not join in this proposed rule as required by the Dodd-Frank Act. We continue to assess the impact of the incentive compensation regulations on the Company, but do not anticipate any material impact to its operations at this time.

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

ADDITIONAL INFORMATION

Under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) we are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We file electronically with the SEC.

We make available free of charge on or through our website, www.communitywestbank.com, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report. In addition, copies of the annual report on Form 10-K for the year ended December 31, 2024 may be obtained without charge upon written request to Shannon R. Livingston, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.

General inquiries about Community West Bancshares or Community West Bank should be directed to Amanda Kelley, Assistant Corporate Secretary at 1-800-298-1775.

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

The Bank conducts banking operation principally in Central California. Central California is largely dependent on agriculture. The agricultural economy in Central California is therefore important to our financial performance, results of operations and cash flows. We are also dependent in a large part upon the business activity, population growth, income levels and real estate activity in this market area. A downturn in agriculture and the agricultural related businesses could have a material adverse effect on our business, results of operations and financial condition. The agricultural industry has been affected by declines in prices and changes in yields of various crops and other agricultural commodities. Weaker prices could reduce the cash flows generated by farms and the value of agricultural land in our local markets and thereby increase the risk of default by our borrowers or reduce the foreclosure value of agricultural land and equipment that serve as collateral of our loans. Moreover, weaker prices could threaten farming operations in the Central Valley, reducing market demand for agricultural lending. In particular, farm income has seen recent declines, and in line with the downturn in farm income, farmland prices are coming under pressure.

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

Inflation began to rise sharply at the end of 2021 and remained at an elevated level through 2023 before decreasing in 2024. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2024, we had a net unrealized loss of $59,221,000 on our available for-sale investment securities portfolio as a result of the rising interest rate environment. Our investment securities totaled $785,058,000, or 22.3% of total assets, at December 31, 2024. The details of this portfolio are included in Note 3 to the consolidated financial statements.

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

The development and use of Artificial Intelligence (AI) presents risks and challenges that may adversely impact our business.

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.

Risks Related to our Lending Activities

Agribusiness lending presents unique credit risks.

As of December 31, 2024, approximately $37.3 million, or 1.6% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and materially and adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2024, $1.74 billion, or 74.3% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Such declines and losses would have a material adverse impact on our business, financial condition and results of operations.

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

At December 31, 2024, commercial loans totaled $143.4 million or 6.1% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectible. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.11%, at December 31, 2024. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. We had a provision for credit losses on loans of $10,792,000 for the year ended December 31, 2024. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

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

At December 31, 2024, our non-performing loans and leases were 0.28% of total loans and leases compared to 0.00% at December 31, 2023, and 0.00% at December 31, 2022, and our non-performing assets (which include foreclosed real estate) were 0.18% of total assets compared to 0.00% at December 31, 2023.  The allowance for credit losses as a percentage of non-performing loans and leases was 399.37% as of December 31, 2024 compared to 14,653.00% at December 31, 2023.  Non-performing assets adversely affect our net income in various ways. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not have a material adverse effect on our business, financial condition and results of operations.

Our focus on lending to small to mid-sized community-based businesses may increase our credit risk.

Commercial real estate and commercial business loans generally are considered riskier than single-family residential loans because they have larger balances to a single borrower or group of related borrowers. Commercial real estate and commercial business loans involve risks because the borrowers’ ability to repay the loans typically depends primarily on the successful operation of the businesses or the properties securing the loans. Most of our commercial real estate and commercial business loans are made to small and medium sized businesses who may have a heightened vulnerability to economic conditions. The deterioration of our borrowers’ businesses may hinder their ability to repay their loans with us, which could have a material adverse effect on our business, financial condition and results of operations.

Securities Portfolio Risks

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of December 31, 2024, the carrying value of our securities portfolio was approximately $785,058,000. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, we may recognize realized and unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to current and changing regulatory requirements specifying minimum amounts and types of capital that we must maintain. Our failure to comply with capital requirements may restrict the types of activities we or our subsidiaries may conduct, and we may be prohibited from taking certain capital actions, such as paying dividends and repurchasing or redeeming capital securities. While we expect to meet the requirements of the Rules, we may fail to do so. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends or share repurchases. Higher capital levels could also lower our return on equity.

We may not be successful in raising additional capital needed in the future.

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business strategies. Our ability to raise additional capital will depend on, among other things, conditions in the capital markets at that time which are outside of our control, and our financial performance. We cannot be assured that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may adversely affect our capital costs and our ability to raise capital. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

The financial services industry undergoes rapid technological changes with frequent introductions of new technology-driven products and services, including developments in telecommunications, data processing, automation, internet-based banking, debit cards and so-called “smart cards” and remote deposit capture. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement new technology enhancements or products, which could impair our ability to realize the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

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

Technology Risks

A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses.

In the normal course of its business, we collect, process and retain sensitive and confidential customer and consumer information. Despite the security measures we have in place, our facilities may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors, and other similar events.

Information security risks for financial institutions such as us have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also have a negative impact in the number of cyber security threats we may face. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

Additionally, we face the risk of operational disruption, failure, termination or capacity constraints of any of the third parties that facilitate its business activities, including third-party service providers, exchanges, clearing agents, clearing houses or other financial intermediaries. Such parties could also be the source of an attack on, or breach of, our operational systems.

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

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including: adverse sentiment about financial institutions generally; unethical practices, failures of technological systems or breaches of security measures, including, but not limited to, those resulting from computer viruses or cyber-attacks; theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties; failure to deliver minimum standards of service or quality; compliance deficiencies; and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, us, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on our business, financial condition and results of operation.

Our risk management framework may not be effective in mitigating risks or losses to us.

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

Climate change could have a material negative impact on us and our customers.

Our business, as well as the operations and activities of our clients, could be negatively impacted by climate change. Climate change presents both immediate and long-term risks to us and our clients, and these risks are expected to increase over time. Climate change presents multi-faceted risks, including: operational risk from the physical effects of climate events on us and our clients’ facilities and other assets; credit risk from borrowers with significant exposure to climate risk; transition risks associated with the transition to a less carbon-dependent economy; and reputational risk from stakeholder concerns about our practices related to climate change, our carbon footprint, and our business relationships with clients who operate in carbon-intensive industries.

Federal and state banking regulators and supervisory authorities, investors, and other stakeholders have increasingly viewed financial institutions as important in helping to address the risks related to climate change both directly and with respect to their clients. This may result in financial institutions coming under increased pressure regarding the disclosure and management of their climate risks and related lending and investment activities. Given that climate change could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from the physical impacts of climate change or changes in policies as the economy transitions to a less carbon-intensive environment, we may face regulatory risk of increasing focus on our resilience to climate-related risks, including in the context of stress testing for various climate stress scenarios. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit, and reputational risks and costs.

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

From time to time, the FASB or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2024, we had a net deferred tax asset of $46.4 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

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

The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which we conduct our business, are not fully known and are potentially significant, and the failure to comply could adversely affect us. Compliance with current or future privacy, data protection and information security laws (including those regarding security breach notification) affecting customer or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services. Our failure to comply with privacy, data protection and information security laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.

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
•sales of our equity, equity-related or debt securities;
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

Since 2000, our board of directors has declared quarterly cash dividends on our common stock. However, we have no obligation to continue doing so and may change our dividend policy at any time without notice to holders of our common stock. Holders of our common stock are only entitled to receive such cash dividends, as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability, projected liquidity needs, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely affect the amount of dividends paid to holders of our common stock and the maintenance of share repurchase program. For more information on the statutory and regulatory limitations relating to dividends and stock repurchases see “Description of Business-Supervision and Regulation-Payment of Dividends and Stock Repurchases.”

The holders of our debt obligations will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends.

The holders of our debt obligations if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends. In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2024, we had $65.0 million principal amount of senior debt and subordinated notes outstanding through 2032. In addition, as of December 31, 2024, we had $5.15 million of trust preferred securities outstanding due 2036.

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

Potential information security incidents are identified in a number of ways, including, but not limited to: users reporting security violations, system weaknesses, violations of our Acceptable Use Policy which addresses the boundaries of acceptable use of our information technology assets, automated system alerts, and monitoring of both system generated and manually generated logs. Our Information Security Program mandates that any potential information security incident be reported to a member’s direct supervisor, IT Management, or the Information Security Officer, to initiate the internal communication and investigation stage, during which such events undergo initial investigation for validation, including related to the scope and depth of such incident and to ensure that it has not resulted from a false positive. Internal communications regarding the potential incident are led by the Information Security Officer and the Incident Response Team (“IRT”) in accordance with the CIRP.

Following this initial stage, we gather and update impact information and related documentation for such incidents. We use an incident classification matrix to determine the initial classification of a potential information security incident, which considers users, customers, and systems affected, the sensitivity of data at risk, and the potential business impacts to the Company including financial, legal, regulatory, operational, and reputation. The resulting classification of severity level “One,” “Two,” or “Three” identifies next steps for escalation and communication following the initial investigation of the potential incident. Upon escalation of an incident, per our Information Security Program, the IRT and ISO review and validate the initial determination of the priority of the incident prior to entering into subsequent investigative and response stages. Upon validation, the IRT and ISO will engage the Company’s technology service provider to respond to the incident and notifications or communications are made to either additional personnel or any external entities. Depending on the specific details of any such incident, we may notify additional members of our management team, our board of directors, the Audit Committee, state and federal regulators, technology service providers, or the SEC. The timing of such communications varies based on the details of a particular incident and applicable regulations governing such disclosure. Following this classification and communication stage, we enter the recovery stage to determine containment and a response to the incident, the Company’s technology service provider assigns technical staff to address such incident, implement containment, eradicate the incident source, and recover from such incident. Following any such incident and as determined by the Security Incident Forms, we engage in predefined follow-up activities to communicate with law enforcement and notify impacted third parties and customers, as appropriate, in addition to further investigating the cause of the incident, documenting takeaways, and engaging in remediation.

Our Information Security Officer (“ISO”) coordinates with other members of our Incident Response Team identified in our Information Security Program to document, validate, respond, and manage actual or potential security incidents according to their threat classifications as described above, and report to our board of directors and the Audit Committee on an ad hoc basis. The ISO also provides annual reports on the status of our Information Security Program and its compliance with regulatory requirements to our board of directors in connection with our board's general risk management oversight role, as described in further detail below. The ISO is responsible for overseeing day-to-day operations of the Information Security Program, coordinating or contributing to reviews, audits, risk assessments, and other risk management material, development of departmental policies and procedures for board approval, and periodic updates to our Information Technology Steering Committee and the Board of Directors Technology Committee. The ISO reports to the Senior Risk Officer.

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

Cybersecurity Risk Oversight

Our executive management team is responsible for the development of our policies and procedures and for managing any exception to the same. In particular, our ISO, nonmember of the executive management team, oversees information security compliance, as described above. The board of directors of the Company has ultimate oversight of cybersecurity-related risk and activities, including the review and approval of our policies and procedures related to cybersecurity. The Information Security Program is approved on an annual basis. Cybersecurity risk management is also incorporated into our overall enterprise risk management model, which is updated on an annual basis and subject to oversight by our board of directors.

In the ordinary course of business, our board of directors receives annual updates from the ISO regarding the Information Security Program and compliance with relevant regulations, as described above. Our Information Technology Steering Committee consists of members of the Executive Management Team and department heads with relevant technology experience, and meets on a bimonthly cadence with minutes, reports, and presentations flowing up to the Board of Directors Technology Committee which also meets on a bimonthly cadence. If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors via the Directors Technology subcommittee or Audit Committee sooner than its next bimonthly update.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Our internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected us. For further discussion of risks from cybersecurity threats, see the section captioned “A failure in or breach of our operational or security systems, or those of our third-party service providers, including as a result of cyber-attacks, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, damage our reputation, increase costs and cause losses” in Item 1A of this Annual Report.

Relevant Regulations

As a regulated financial institution, the Bank is also subject to financial privacy laws, and our cybersecurity practices are subject to oversight by the federal banking agencies. In addition, in 2023 the SEC recently enacted rules requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.

ITEM 2 -DESCRIPTION OF PROPERTY

The Company owns the property on which full-service branch offices are situated at the following California locations: the Clovis Banking Center, the Prather Banking Center, the Kerman Banking Center, the Exeter Banking Center, the Goleta Banking Center, and the Paso Robles Banking Center.

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

The Company continually evaluates the suitability and adequacy of the Company’s offices and has a program of relocating or remodeling them as necessary to be efficient and maintain attractive facilities.

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

PART II

ITEM 5 -MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CWBC. As of March 14, 2025, we had approximately 979 shareholders of record.

We paid common share cash dividends of $0.48 and $0.48 per share in 2024 and 2023, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

As of December 31, 2024, we had $65.0 million principal amount of senior debt and subordinated notes outstanding through 2032. If we fail to make interest payments required by the terms of the subordinated debt, we would be prohibited from paying dividends on any shares of common stock. In addition, as of December 31, 2024, we had $5.15 million of trust preferred securities outstanding due 2036. Under the terms of the trust preferred securities, we may defer interest payments for up to five years. But, if the Company should ever defer such interest payments, we would be prohibited from declaring or paying any cash dividends on any shares of our common stock.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to Company see “Item 1 - Business - Supervision and Regulation - Dividends.”

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the fourth quarter of 2024 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization
10/1/2024 - 10/31/2024	—	$—	—	—
11/01/2024- 11/30/2024	—	—	—	—
12/01/2024 - 12/31/2024	—	—	—	—
Total	—	$—	—

Securities Authorized for Issuance under Equity Compensation Plans

The following chart sets forth information for the year ended December 31, 2024, regarding equity-based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	298,663	(1)	$13.22	207,998	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	298,663		$13.22	207,998
(1)    Under the Community West Bancshares 2015 Omnibus Incentive Plan (2015 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.

At December 31, 2024, there were 97,496 shares of restricted common stock issued and outstanding. During 2024, the Company issued 390,462 options to purchase shares of the Company’s common stock in connection with the merger with Community West Bancshares as of April 1, 2024. There were no options to purchase shares of the Company’s stock during the year ended December 31, 2023 from any of the Company’s equity-based compensation plans. During the year ended December 31, 2024, 72,360 shares of restricted common stock were granted under the 2015 Plan, and 69,692 shares of restricted common stock were granted during the year ended December 31, 2023.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2019, to December 31, 2024, with the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2019, in the Company’s common stock, the Russell 2000 Index and the KBW Regional Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Community West Bancshares	100.00	90.36	127.55	132.20	144.64	128.08
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
KBW Regional Banking Index	100.00	91.32	124.78	116.15	115.69	130.96

*Assumes $100 invested in Community West Bancshares common stock and each index at the close of business on December 31, 2019 and that all dividends were reinvested.

ITEM 6 -[Reserved]

ITEM 7 -MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis should be read in conjunction with the Company’s audited Consolidated Financial Statements, including the Notes thereto, in Item 8 of this Annual Report.

INTRODUCTION

Effective April 1, 2024, Central Valley Community Bancorp, completed its merger transaction with Community West Bancshares. Shortly thereafter, Community West Bank, a wholly owned subsidiary of Community West Bancshares, merged with and into Central Valley Community Bank, a wholly owned subsidiary of Central Valley Community Bancorp, with Central Valley Community Bank being the surviving banking institution. Effective with these mergers, the names of Central Valley Community Bancorp and Central Valley Community Bank were changed to Community West Bancshares and Community West Bank, respectively.

Community West Bancshares (NASDAQ: CWBC) (the Company) was incorporated on February 7, 2000.  The formation of the holding company offered the Company more flexibility in meeting the long-term needs of customers, shareholders, and the communities it serves.  The Company currently has one bank subsidiary, Community West Bank (the Bank) and one business trust subsidiary, Service 1st Capital Trust 1. The Company’s market area includes Central California from Sacramento, California in the north to Bakersfield, California in the south and west to the Central California Coast.

During 2024, we focused on asset quality, liquidity, and capital adequacy.  We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.

As of December 31, 2024, the Bank operated 26 full-service offices. Additionally, the Bank maintains an Agribusiness Center, and an SBA Lending Division.

OVERVIEW

Financial Highlights

The significant highlights for the Company as of or for the period ended December 31, 2024 included the following:

•Net income for 2024 was $7,666,000 compared to $25,536,000 and $26,645,000 for the years ended December 31, 2023 and 2022, respectively.
•Diluted earnings per share (EPS) for the year ended December 31, 2024 was $0.45, compared to $2.17 and $2.27 for the years ended December 31, 2023 and 2022, respectively.
•Total assets at December 31, 2024 were $3.52 billion compared to $2.43 billion at December 31, 2023.

•Net loans increased $1.03 billion or 81%, and total assets increased $1.09 billion or 45% at December 31, 2024 compared to December 31, 2023.
•Total deposits increased 43% to $2.91 billion at December 31, 2024 compared to $2.04 billion at December 31, 2023.
•Total equity was $363 million at December 31, 2024 compared to $207 million at December 31, 2023.
•Total cost of deposits increased to 1.53% for the year ended December 31, 2024 compared to 0.72% for the year ended December 31, 2023.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 38.62% and 45.84% for the years ended December 31, 2024 and December 31, 2023, respectively.
•Net interest margin increased to 3.76% for the year ended December 31, 2024, from 3.58% for the year ended December 31, 2023.
•Return on average equity (“ROE”) for 2024 was 2.42% compared to 13.81% and 14.25% for 2023 and 2022, respectively.
•Return on average assets (“ROA”) for 2024 was 0.24% compared to 1.04% and 1.09% for 2023 and 2022, respectively.
•There were $6.46 million non-performing assets for the year ended December 31, 2024. Additionally, net loan charge-offs were $463,000 and loans delinquent more than 30 days were $9.84 million, compared to net loan charge-offs of $20,000 and loans delinquent more than 30 days of $3.74 million for the year ended December 31, 2023.
•Capital positions remain strong at December 31, 2024 with a 9.17% Tier 1 Leverage Ratio; a 11.15% Common Equity Tier 1 Ratio; a 11.33% Tier 1 Risk-Based Capital Ratio; and a 13.58% Total Risk-Based Capital Ratio.

Dividend Declared

The Company declared a $0.12 per common share cash dividend, payable on February 21, 2025 to shareholders of record on February 7, 2025.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets and net interest margin;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 2.42% for the year ended 2024 compared to 13.81% and 14.25% for the years ended 2023 and 2022, respectively.

Our net income for the year ended December 31, 2024 decreased $17,870,000 compared to 2023 and decreased $1,109,000 in 2023 compared to 2022.  Contributing to the decrease during 2024, compared to 2023, was due to merger related expenses of $20,491,000, including a one-time provision for the expected credit losses of the acquired portfolio of $10,877,000. During 2023, net income compared to 2022 was primarily impacted by higher non-interest expenses, including $1,191,000 in merger related expenses.

Net interest income increased $27,938,000 primarily due to increased volume and rates from the merger with Community West Bancshares. For 2024, our net interest margin (NIM) increased 18 basis points to 3.76% compared to 3.58% in 2023 as a result of yield and asset mix changes. Net interest income was positively impacted by the accretion of the loan marks on acquired loans in the amount of $9,849,000 and $325,000 for the twelve months ended December 31, 2024 and 2023, respectively. In addition, net interest income before the provision for credit losses for the twelve months ended December 31, 2024 benefited by approximately $83,000 in nonrecurring income from prepayment penalties and payoff of loans, as compared to $165,000 for the twelve months ended December 31, 2023. Excluding these benefits, net interest income for the twelve months ended December 31, 2024 increased by $18,496,000 compared to the twelve months ended December 31, 2023.

Non-interest income decreased $575,000, or 8.19% in 2024 compared to 2023 primarily due to a $3,292,000 increase in net realized losses on sales and calls of investment securities partially offset by an increase of $1,629,000 in other income, an increase in loan placement fees of $309,000 and a increase in service charge income of $295,000. The increase in other income is primarily attributed to changes in fair value of other equity investments and increase in certain merchant fee activity.

Non-interest expenses increased $39,401,000 or 71.25% to $94,701,000 in 2024 compared to $55,300,000 in 2023. The net increase year over year was driven by the merger, which added seven banking centers and 131 additional full-time equivalent employees on April 1, 2024. The most notable increases were salaries and employee benefits of $17,103,000, merger related expenses of $8,423,000, occupancy expenses of $3,753,000, information technology of $2,324,000 and $1,127,000 in data processing.

The Company recorded an income tax provision of $3,332,000 for the twelve months ended December 31, 2024, compared to $8,304,000 for the twelve months ended December 31, 2023, and $8,496,000 for the twelve months ended December 31, 2022. Basic EPS was $0.45 for 2024 compared to $2.17 and $2.27 for 2023 and 2022, respectively.  Diluted EPS was $0.45 for 2024 compared to $2.17 and $2.27 for 2023 and 2022, respectively.

Return on Average Assets and Net Interest Margin

Our ROA is a ratio that measures our performance as a comparable figure with other banks and bank holding companies.  Our ROA for the year ended 2024 was 0.24% compared to 1.04% and 1.09% for the years ended December 31, 2023 and 2022, respectively.  The 2024 decrease of 80 basis points in ROA is primarily due to the decrease in net income due to merger related expenses, including a one-time provision for the expected credit losses of the acquired portfolio of $10,877,000.

Our net interest margin (fully tax equivalent basis) was 3.76% for the year ended December 31, 2024, compared to 3.58% and 3.52% for the years ended December 31, 2023 and 2022, respectively.  The increase in 2024 net interest margin compared to 2023, resulted from the increase in the yield on the Company’s loan portfolio and an increase in the balance of average interest earning assets.  The effective tax equivalent yield on total earning assets increased 101 basis points. This increase was partially offset by an increase in the cost of total interest-bearing liabilities, which increased 117 basis points to 2.76% for the year ended December 31, 2024. Our cost of total deposits in 2024 and 2023 was 1.53% and 0.72%, respectively, compared to 0.06% for the same period in 2022. Our net interest income before provision for credit losses increased $27,938,000 or 33.89% to $110,367,000 for the year ended 2024 compared to $82,429,000 and $79,566,000 for the years ended 2023 and 2022, respectively.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations.  Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company. There were $6.46 million nonperforming assets or nonperforming loans at December 31, 2024. There were no non-performing loans at December 31, 2023. The increase in nonperforming assets was primarily due to nonperforming assets acquired as of April 1, 2024 in connection with the merger. Also during 2024, there were $2.26 million in single family residential mortgages placed on non-accrual.

The Company had no other real estate owned at December 31, 2024, or December 31, 2023. No foreclosed assets were recorded at December 31, 2024 or December 31, 2023. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The allowance for credit losses as a percentage of outstanding loan balance was 1.11% as of December 31, 2024 and 1.14% as of December 31, 2023. The ratio of net charge-offs/(recoveries) to average loans was 0.02% as of December 31, 2024 and (0.002)% as of December 31, 2023.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth.  Due to the merger that closed on April 1, 2024, total assets increased 45% during 2024 to $3,521,771,000 as of December 31, 2024 from $2,433,426,000 as of December 31, 2023.  Total loans, net of discount increased 80.84% to $2,334,221,000 as of December 31, 2024, compared to $1,290,797,000 at December 31, 2023.  Total investment securities decreased $121,229,000 to $785,058,000 as of December 31, 2024 compared to $906,287,000 as of December 31, 2023.  Total deposits increased 43% to $2,910,777,000 as of December 31, 2024 compared to $2,041,612,000 as of December 31, 2023.

Our loan to deposit ratio at December 31, 2024 was 80.19% compared to 63.22% at December 31, 2023.

Capital Adequacy

At December 31, 2024, we had a total capital to risk-weighted assets ratio of 13.58%, a Tier 1 risk-based capital ratio of 11.33%, common equity Tier 1 ratio of 11.15%, and a leverage ratio of 9.17%.  At December 31, 2023, we had a total capital to risk-weighted assets ratio of 16.08%, a Tier 1 risk-based capital ratio of 13.07%, common equity Tier 1 ratio of 12.78%, and a leverage ratio of 9.18%.  At December 31, 2024, on a stand-alone basis, the Bank had a total risk-based capital ratio of 14.54%, a Tier 1 risk based capital ratio of 13.54%, common equity Tier 1 ratio of 13.54%, and a leverage ratio of 11.04%.  At December 31, 2023, the Bank had a total risk-based capital ratio of 17.74%, Tier 1 risk-based capital of 16.76% and a leverage ratio of 11.75%.  Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

As of December 31, 2024, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2024.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue.  A lower ratio represents greater efficiency.  The Company’s efficiency ratio (operating expenses divided by net interest income plus non-interest income) was 81.07% for 2024 compared to 61.82% for 2023 and 57.30% for 2022.  The decline in the efficiency ratio in 2024 was due to the merger related expenses. The combination of the Company’s net interest income before provision for credit losses, plus non-interest income, increased 30.59% to $116,812,000 in 2024 compared to $89,449,000 in 2023 and $84,620,000 in 2022, while operating expenses increased 71.25% in 2024, 14.06% in 2023, and 1.06% in 2022.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco, or the Federal Reserve.  We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $738,556,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities.  Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $604,097,000 or 17.15% of total assets at December 31, 2024 and $657,573,000 or 27.02% of total assets as of December 31, 2023.

RESULTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,	December 31,
(In thousands, except share and per-share amounts)	2024	2023	2022
Net interest income before provision for credit losses	$110,367	$82,429	$79,566
Provision for credit losses	11,113	309	995
Net interest income after provision for credit losses	99,254	82,120	78,571
Total non-interest income	6,445	7,020	5,054
Total non-interest expenses	94,701	55,300	48,484
Income before provision for income taxes	10,998	33,840	35,141
Provision for income taxes	3,332	8,304	8,496
Net income	$7,666	$25,536	$26,645

Net income was $7,666,000 in 2024 compared to $25,536,000 and $26,645,000 in 2023 and 2022, respectively.  Basic earnings per share was $0.45, $2.17, and $2.27 for 2024, 2023, and 2022, respectively.  Diluted earnings per share was $0.45, $2.17, and $2.27 for 2024, 2023, and 2022, respectively.  ROE was 2.42% for 2024 compared to 13.81% for 2023 and 14.25% for 2022.  ROA for 2024 was 0.24% compared to 1.04% for 2023 and 1.09% for 2022.

Net income for the year ended December 31, 2024 decreased $17,870,000 compared to 2023 and decreased $1,109,000 in 2023 compared to 2022.  Contributing to the decrease during 2024, compared to 2023, were merger related expenses, including a one-time provision for the expected credit losses of the acquired portfolio of $10,877,000. During 2023, net income compared to 2022 was primarily impacted by higher non-interest expenses, including $1,191,000 of merger related expenses.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	December 31,	December 31,
(In thousands, except share and per-share amounts)	2024	2023

NET INCOME:
Net income (GAAP)	$7,666	$25,536
Merger and conversion related costs:
Provision for credit losses on non-purchased credit deteriorated loans	10,877	—
Personnel and severance	3,639	—
Professional services	2,240	1,191
Data processing and information technology	2,961	—
Other	774	—
Total merger and conversion related costs, net of taxes	20,491	1,191
Loss on sale of investment securities	4,199	907
Income tax benefit of non-core expenses	(7,298)	(620)
Comparable net income (non-GAAP)	$25,058	$27,014
DILUTED EARNINGS PER SHARE:
Weighted average diluted shares	17,179,796	11,752,872
Diluted earnings per share (GAAP)	$0.45	$2.17
Comparable diluted earnings per share (non-GAAP)	$1.46	$2.30
RETURN ON AVERAGE ASSETS
Average assets	$3,190,361	$2,460,358
Return on average assets (GAAP)	0.24%	1.04%
Comparable return on average assets (non-GAAP)	0.79%	1.10%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$317,142	$184,878
Return on average equity (GAAP)	2.42%	13.81%
Comparable return on average equity (non-GAAP)	7.90%	14.61%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$94,701	$55,300
Merger-related non-interest expenses	(20,491)	(1,191)
Non-interest expense (non-GAAP)	74,210	54,109
Net interest income (GAAP)	110,367	82,429
Non-interest income (GAAP)	6,445	7,020
Loss on sale of investment securities	4,199	907
Non-interest income (non-GAAP)	$10,644	$7,927
Efficiency ratio (GAAP)	81.07%	61.82%
Comparable efficiency ratio (non-GAAP)	61.33%	59.88%

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$83,251	$4,355	5.23%	$67,749	$3,576	5.28%	$48,032	$391	0.81%
Securities
Taxable securities	663,230	20,384	3.07%	760,140	23,437	3.08%	862,079	20,011	2.32%
Non-taxable securities (1)	249,584	6,940	2.78%	256,196	7,091	2.77%	270,014	8,454	3.13%
Total investment securities	912,814	27,324	2.99%	1,016,336	30,528	3.00%	1,132,093	28,465	2.51%
Total securities and interest-earning deposits	996,065	31,679	3.18%	1,084,085	34,104	3.15%	1,180,125	28,856	2.45%
Loans (2) (3)	1,978,386	130,166	6.58%	1,263,226	69,803	5.53%	1,133,641	55,907	4.93%
Total interest-earning assets	2,974,451	$161,845	5.44%	2,347,311	$103,907	4.43%	2,313,766	$84,763	3.66%
Allowance for credit losses	(22,635)			(14,312)			(10,005)
Nonaccrual loans	2,421			—			278
Cash and due from banks	29,884			27,671			36,491
Bank premises and equipment	20,297			10,465			8,092
Other assets	185,943			89,223			90,772
Total average assets	$3,190,361			$2,460,358			$2,439,394
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$481,447	$1,464	0.30%	$473,102	$611	0.13%	$581,285	$232	0.04%
Money market accounts	759,203	20,284	2.67%	531,013	8,910	1.68%	486,823	848	0.17%
Time certificates of deposit	389,667	18,918	4.85%	163,220	6,006	3.68%	81,473	117	0.14%
Total interest-bearing deposits	1,630,317	40,666	2.49%	1,167,335	15,527	1.33%	1,149,581	1,197	0.10%
Other borrowed funds	178,627	9,355	5.24%	86,250	4,462	5.17%	63,752	2,225	3.49%
Total interest-bearing liabilities	1,808,944	$50,021	2.76%	1,253,585	$19,989	1.59%	1,213,333	$3,422	0.28%
Non-interest bearing demand deposits	1,025,611			987,906			1,006,511
Other liabilities	38,664			33,989			32,532
Shareholders’ equity	317,142			184,878			187,018
Total average liabilities and shareholders’ equity	$3,190,361			$2,460,358			$2,439,394
Interest income and rate earned on average earning assets		$161,845	5.44%		$103,907	4.43%		$84,763	3.66%
Interest expense and interest cost related to average interest-bearing liabilities		50,021	2.76%		19,989	1.59%		3,422	0.28%
Net interest income and net interest margin (4)		$111,824	3.76%		$83,918	3.58%		$81,341	3.52%
(1)Interest income is calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,457, $1,489, and $1,775 in 2024, 2023, and 2022, respectively.
(2)Loan interest income includes loan (costs)fees of $(622) in 2024, $(11) in 2023, and $274 in 2022.
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

Changes in Volume/Rate	For the Years Ended December 31, 2024 Compared to 2023			For the Years Ended December 31, 2023 Compared to 2022
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$818	$(39)	$779	$160	$3,025	$3,185
Investment securities:
Taxable	(2,988)	(65)	(3,053)	(2,366)	5,792	3,426
Non-taxable (1)	(183)	32	(151)	(432)	(931)	(1,363)
Total investment securities	(3,171)	(33)	(3,204)	(2,798)	4,861	2,063
Loans	39,518	20,845	60,363	6,390	7,506	13,896
Total earning assets (1)	37,165	20,773	57,938	3,752	15,392	19,144
Interest expense:
Deposits:
Savings, NOW and MMA	3,838	8,389	12,227	33	8,408	8,441
Time certificate of deposits	8,332	4,580	12,912	117	5,772	5,889
Total interest-bearing deposits	12,170	12,969	25,139	150	14,180	14,330
Other borrowed funds	4,778	115	4,893	785	1,452	2,237
Total interest bearing liabilities	16,948	13,084	30,032	935	15,632	16,567
Net interest income (1)	$20,217	$7,689	$27,906	$2,817	$(240)	$2,577
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $60,363,000 or 86.48% in 2024 compared to 2023.  Interest and fee income from loans increased $13,896,000 or 24.86% in 2023 compared to 2022.  The increase in 2024 is attributable to rate increases and an increase of $717,581,000 in average total loans outstanding.

Average total loans, including nonaccrual loans, for 2024 increased $717,581,000 to $1,980,807,000 compared to $1,263,226,000 for 2023 and $1,133,919,000 for 2022.  The yield on loans for 2024 was 6.58% compared to 5.53% and 4.93% for 2023 and 2022, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase to $9,849,000 from $325,000 for the years ended December 31, 2024 and 2023, respectively.

Interest income from total investment securities decreased $3,204,000 in the twelve months ended December 31, 2024 to $27,324,000 compared to $30,528,000 for 2022 and $28,465,000 for 2022.  The yield on average total investment securities decreased one basis point to 2.99% for the twelve months ended December 31, 2024 compared to 3.00% for 2023 and 2.51% for 2022. Average total amortized cost of investment securities for the twelve months ended December 31, 2024 decreased $103,522,000 or 10.19% to $912,814,000 compared to $1,016,336,000 for 2023 and $1,132,093,000 for 2022.

A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs).  At December 31, 2024, we held $302,857,000 or 38.90% of the total market value of the investment portfolio in MBS and CMOs with an average book yield of 2.94%.  We invested in CMOs and MBS as part of our overall strategy to increase our net interest margin.  CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates.  In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten.  However, as interest rates have increased, prepayments have declined and the average life of the MBS and CMOs have extended.  Premium amortization and discount accretion of these investments affects our net interest income.  Management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors.  These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market.  The calculation of premium amortization and discount accretion is by its nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2024 was an unrealized loss of $55,115,000 and is reflected in the Company’s equity.  At December 31, 2024, the effective duration of the available-for-sale investment portfolio was 4.02 years and the market value reflected a pre-tax unrealized loss of $59,221,000.  Management reviews market value declines on individual investment securities to determine whether there is a need to record impairment. For the years ended December 31, 2024, 2023, and 2022, no impairment was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize unrealized losses.

Total interest income in 2024 increased $57,970,000 to $160,388,000 compared to $102,418,000 in 2023 and $82,988,000 in 2022, respectively.  The increase in 2024 was the result of the merger, yield changes and asset mix changes.  The tax-equivalent yield on interest earning assets increased to 5.44% for the year ended December 31, 2024 from 4.43% for the year ended December 31, 2023.  Average interest earning assets increased to $2,974,451,000 for the year ended December 31, 2024 compared to $2,347,311,000 for the year ended December 31, 2023.  Average interest-earning deposits in other banks increased $15,502,000 in 2024 compared to 2023.  Average yield on these deposits was 5.23% compared to 5.28% on December 31, 2024 and December 31, 2023 respectively.  Average investments and interest-earning deposits decreased $88,020,000 and the tax equivalent yield on those assets increased three basis points.  Average total loans increased $717,581,000 while the yield on average loans increased 105 basis points.

Interest expense on deposits in 2024 increased $25,139,000 or 161.91% to $40,666,000 compared to $15,527,000 in 2023 and increased $39,469,000 as compared to 2022.  The yield on interest-bearing deposits increased to 2.49% for the year ended December 31, 2024, compared to 1.33% for the year ended December 31, 2023.  The yield on interest-bearing deposits increased 123 basis points from 0.10% when comparing 2023 to 2022.  Average interest-bearing deposits were $1,630,317,000 for 2024 compared to $1,167,335,000 and $1,149,581,000 for 2023 and 2022, respectively.

Average other borrowings were $178,627,000 with an effective rate of 5.24% for 2024 compared to $86,250,000 with an effective rate of 5.17% for 2023.  Included in other borrowings are the junior subordinated debentures acquired from Service 1st Bancorp (“Service 1st”), subordinated debt, senior debt, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings.  The junior subordinated debentures carry a floating rate based on the three month SOFR plus a margin of 1.60%. The rate was 6.52% for 2024 and 7.26% for 2023. The subordinated debt, issued in 2021, bears a fixed interest rate of 3.130% per year. The senior debt has an interest rate cap of 6.75% which was reached in 2022. The FHLB long-term advances were recorded at fair value as of April 1, 2024 and included a discount of $4.4 million that is being amortized over the remaining life of the advances, which mature in April and June 2025. Additionally, there was one short-term FHLB advance outstanding as of December 31, 2024 with an interest rate of 4.52%.

The cost of all interest-bearing liabilities was 2.76% for 2024, compared to 1.59% and 0.28% for 2023 and 2022, respectively.  The cost of total deposits was 1.53% for the year ended December 31, 2024, compared to 0.72% and 0.06% for the years ended December 31, 2023 and 2022, respectively.  Average non-interest bearing demand deposits increased $37,705,000 to $1,025,611,000 in 2024 compared to $987,906,000 for 2023 and $1,006,511,000 for 2022. The ratio of average non-interest demand deposits to average total deposits decreased to 38.62% for 2024 compared to 45.84% and 46.68% for 2023 and 2022, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2024 increased $27,938,000 or 33.89% to $110,367,000 compared to $82,429,000 for 2023.  The increase in 2024 was a result of yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in average interest bearing liabilities. The increase in average earnings assets and liabilities was due to the merger with Community West Bank. The net interest margin (NIM) increased eighteen basis points. Yield on interest earning assets increased 101 basis points.  The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in yield and volume of loans partially offset by increase in the yield and volume of interest-bearing liabilities.

Net interest income before provision for credit losses increased $7,012,000 in 2023 compared to 2022, primarily due yield changes and asset mix changes. Average interest-earning assets were $2,974,451,000 for the year ended December 31, 2024 with a NIM of 3.76% compared to $2,347,311,000 with a NIM of 3.58% in 2023, and $2,313,766,000 with a NIM of 3.52% in 2022.  For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains (losses) on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income.  Non-interest income was $6,445,000 in 2024 compared to $7,020,000 and $5,054,000 in 2023 and 2022, respectively. The $575,000 or 8.19% decrease in non-interest income in 2024 was driven by an increase in net realized losses on sales and calls of investment securities, partially offset by an increase in other income, increase in loan placement fees and an increase in service charge income. The $1,966,000 or 39% improvement in non-interest income in 2023 was driven by a decrease in net realized losses on sales and calls of investment securities, an increase in other income, gain on sale of assets, partially offset by a decrease in loan placement fees and service charges.

Customer service charges increased $295,000 to $1,798,000 in 2024 compared to $1,503,000 in 2023. The increase in service charge fees in 2024 was due to the merger and increased customer base. Service charges were $2,014,000 in 2022. The decrease in our 2023 fees compared to 2022 was the result of lower NSF and analysis service charges.

During the year ended December 31, 2024, we realized net losses on sales and calls of investment securities of $4,199,000, compared to net losses of $907,000 and $1,730,000 in 2023 and 2022, respectively. The net losses in all years were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. Realized losses recorded in 2024 and 2023 were the result of strategic decisions to reduce the overall impact of the Company’s investment portfolio and fund loan growth. See Note 3 to the audited Consolidated Financial Statements for more detail.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $1,325,000 in 2024 compared to $1,035,000 and $985,000 in 2023 and 2022, respectively.  The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.

Interchange fees totaled $2,078,000 in 2024 compared to $1,780,000 and $1,847,000 in 2023 and 2022, respectively.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers.  Loan placement fees increased $309,000 in 2024 to $893,000 compared to $584,000 in 2023 and $899,000 in 2022.

The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends.  As of December 31, 2024 and 2023, we held FHLB stock totaling $10,978,000 and $7,136,000, respectively.  Dividends in 2024 increased to $796,000 compared to $498,000 in 2023 and $367,000 in 2022.

Other income increased to $3,747,000 in 2024 compared to $2,125,000 and $657,000 in 2023 and 2022, respectively. The increase in other income is primarily attributed to changes in fair value of other equity investments and increase in certain merchant fee activity.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses.  Non-interest expenses increased $39,401,000 or 71.25% to $94,701,000 in 2024 compared to $55,300,000 in 2023, and $48,484,000 in 2022.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 81.07% for 2024 compared to 61.82% for 2023 and 57.30% for 2022. The increase in the efficiency ratio in 2024 compared to 2023 was due to the increase in non-interest expense, primarily due to merger related expenses.

Salaries and employee benefits increased $17,103,000 or 54.53% to $48,470,000 in 2024 compared to $31,367,000 in 2023 and $28,917,000 in 2022.  Full time equivalents were 346 for the year ended December 31, 2024 compared to 246 for the year ended December 31, 2023. The increase in salaries and employee benefits in 2024 compared to 2023 was from the increased headcount from the merger as well as increases in salary to reflect current market conditions.

For the years ended December 31, 2024, 2023, and 2022, the compensation cost recognized for equity-based compensation was $879,000, $858,000 and $776,000, respectively. As of December 31, 2024, there was $1,097,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under all plans.  The cost is expected to be recognized over a weighted average period of 2.15 years.  See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. The Company issued 390,462 options to purchase common stock to previous option holders of Community West Bancshares as part of the merger. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2023 and 2022. Restricted common stock awards of 72,360, 69,692, and 56,089 shares were awarded in 2024, 2023, and 2022, respectively.
Occupancy and equipment expense increased $3,753,000 or 65.54% to $9,479,000 in 2024 compared to $5,726,000 in 2023 and $5,131,000 in 2022. The Company made no changes in its depreciation expense methodology. The Company operated 26 full-service offices at December 31, 2024 and 19 full-service offices at December 31, 2023. During 2024, the Company acquired seven banking centers through the merger and opened one new banking center.

Regulatory assessments were $1,837,000 in 2024 compared to $1,312,000 and $851,000 in 2023 and 2022, respectively.  The assessment base for calculating the amount owed is based on the formula of average assets minus average tangible equity.

Information technology expense increased $2,324,000 to $5,940,000 for the year ended December 31, 2024 compared to $3,616,000 and $3,344,000 in 2023 and 2022, respectively. Data processing expenses were $3,748,000 in 2024 compared to $2,621,000 in 2023 and $2,245,000 in 2022. Professional services increased $591,000 in 2024 compared to 2023 due to higher audit fees, legal expenses and consulting fees.

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Twelve Months Ended December 31,
(Dollars in thousands)	2024	2023	2022
Telephone expenses	$787	$439	$376
Donations, including Community Reinvestment Act (CRA) donations	701	326	225
Business development and entertainment	618	210	122
Travel expense	537	162	114
Armored car and courier service	507	266	257
Meetings and meals	382	184	144
Operating losses	375	214	253
Stationery and supplies	331	153	155
Internet banking expense	319	158	134
General insurance	278	255	211
Alarm and security service expense	267	146	121
Education and training	263	220	191
Remote deposit capture	218	163	123
Association expense	145	121	133
Risk management expense	99	142	99
Service charge fee expense	85	101	99
Other	1,622	1,110	816
Total other non-interest expense	$7,534	$4,370	$3,573

Provision for Income Taxes

Our effective income tax rate was 30.3% for 2024 compared to 24.5% for 2023 and 24.2% for 2022.  The increase in the effective tax rate during 2024 was due to non-deductible merger expenses, non-deductible salary expenses, increased meals and entertainment expenses, and tax return true-ups. The Company reported an income tax provision of $3,332,000, $8,304,000, and $8,496,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company had net deferred tax assets of $46,421,000 and $38,456,000 at December 31, 2024 and 2023, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2024 and 2023 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,521,771,000 as of December 31, 2024, compared to $2,433,426,000 as of December 31, 2023, an increase of 44.7% or $1,088,345,000.  Total loans, net of discount and origination costs, were $2,334,221,000 as of December 31, 2024, compared to $1,290,797,000 as of December 31, 2023, an increase of $1,043,424,000 or 80.8%.  The total investment portfolio decreased 13.38% or $121,229,000 to $785,058,000.  Total deposits increased 42.6% or $869,165,000 to $2,910,777,000 as of December 31, 2024, compared to $2,041,612,000 as of December 31, 2023.  Shareholders’ equity increased $155,621,000 or 75% to $362,685,000 as of December 31, 2024, compared to $207,064,000 as of December 31, 2023. The increase in shareholders’ equity was driven by the issuance of common stock of $143,712,000 in relation to the merger with Community West Bancshares, the decrease in net unrealized losses on the investment portfolio, net of estimated taxes, in accumulated other comprehensive income (AOCI), supported by the retention of earnings, net of dividends paid. Accrued interest payable and other liabilities were $44,978,000 as of December 31, 2024, compared to $35,006,000 as of December 31, 2023, an increase of $9,972,000.

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

See Note 17 of the Notes to Consolidated Financial Statements for additional information about the level of pricing transparency associated with financial instruments carried at fair value.

Investments

The following table reflects the balances for each category of securities at year end (in thousands):

	Amortized Cost at December 31,
Available-for-Sale Securities	2024	2023	2022
U.S. Treasury securities	$9,994	$9,990	$9,990
U.S. Government agencies	70	102	107
Obligations of states and political subdivisions	183,766	198,070	201,638
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	88,874	117,292
Private label mortgage and asset backed securities	265,302	372,610	411,441
Corporate debt securities	470	—	—
Total Available-for-Sale Securities	$536,334	$669,646	$740,468

	Amortized Cost at December 31,
Held-to-Maturity Securities	2024	2023	2022
Obligations of states and political subdivisions	$192,156	$192,070	$192,004
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	10,758	10,430
Private label mortgage and asset backed securities	53,066	54,579	56,691
Corporate debt securities	46,198	46,086	45,982
Total Held-to-Maturity Securities	$302,515	$303,493	$305,107

Our investment portfolio consists of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity.  As of December 31, 2024, investment securities with a fair value of $430,714,000, or 54.86% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.  Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee.  They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The total investment portfolio decreased 13.38% or $121,229,000 to $785,058,000 at December 31, 2024, from $906,287,000 at December 31, 2023.  The market value of the portfolio reflected an unrealized loss of $59,221,000 at December 31, 2024, compared to an unrealized loss of $72,450,000 at December 31, 2023.

Losses recognized in 2024, 2023, and 2022 were incurred in order to reposition the investment securities portfolio based on the current rate environment.  As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.

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

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds. For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no impairment losses recorded during the years ended December 31, 2024, 2023, or 2022.

The amortized cost, maturities and weighted average yield of investment securities at December 31, 2024 are summarized in the following table.

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities(1)
U.S. Treasury securities	$—	—%	$9,994	1.27%	$—	—%	$—	—%	$9,994	1.27%
U.S. Government agencies	—	—	—	—	—	—	70	3.95%	70	3.95%
Obligations of states and political subdivisions (2)	—	—	5,667	1.49%	33,585	2.01%	144,514	2.03%	183,766	2.01%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	12	1.27%	6,392	2.06%	70,328	4.70%	76,732	4.11%
Private label residential mortgage and asset backed securities	19,938	6.81%	3,079	2.59%	4,974	3.15%	237,311	2.19%	265,302	2.56%
Corporate Debt Securities	$—	—			470	6.36%			$470	6.36%
	$19,938	6.81%	$18,752	1.56%	$45,421	2.19%	$452,223	2.53%	$536,334	2.63%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities(1)
Obligations of states and political subdivisions (2)	$—	—%	$24,536	3.40%	$60,369	3.43%	$107,251	3.20%	$192,156	3.30%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	—	—	—	—	11,095	3.10%	11,095	3.10%
Private label residential mortgage and asset backed securities	—	—	—	—	—	—	53,066	3.84%	53,066	3.84%
Corporate Debt Securities	—	—	4,000	9.09%	42,198	4.64%	—	—	46,198	5.30%
	$—	—%	$28,536	4.20%	$102,567	3.16%	$171,412	3.39%	$302,515	3.65%
(1)Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.
(2)Not computed on a tax equivalent basis.

Loans

Total loans, net of discount and deferred costs, increased $1,043,424,000 or 80.8% to $2,334,221,000 as of December 31, 2024, compared to $1,290,797,000 as of December 31, 2023.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2024, 2023, 2022, 2021, and 2020.

	2024		2023		2022		2021		2020
Loan Type (Dollars in thousands)	Amount	% of Gross Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$143,422	6.1%	$105,466	8.2%	$141,197	11.3%	$136,600	13.2%	$273,431	24.7%
Agricultural production	37,323	1.6%	33,556	2.6%	37,007	2.9%	40,860	3.9%	21,971	2.0%
Total commercial	180,745	7.7%	139,022	10.8%	178,204	14.2%	177,460	17.1%	295,402	26.7%
Real estate:
Construction & other land loans	67,869	2.9%	33,472	2.6%	109,175	8.7%	61,586	5.9%	55,419	5.0%
Commercial real estate - owner occupied	323,188	13.9%	215,146	16.7%	194,663	15.5%	212,234	20.4%	208,843	18.9%
Commercial real estate - non-owner occupied	913,165	39.2%	539,522	41.9%	464,809	37.0%	369,529	35.6%	338,888	30.7%
Farmland	139,815	6.0%	120,674	9.4%	119,648	9.5%	98,481	9.5%	84,258	7.6%
Multi-family residential	133,595	5.7%	61,307	4.8%	24,586	2.0%	26,084	2.5%	28,718	2.6%
1-4 family - close-ended	123,445	5.3%	96,558	7.5%	93,510	7.5%	33,377	3.2%	34,245	3.1%
1-4 family - revolving	35,421	1.5%	27,648	2.1%	30,071	2.4%	22,246	2.1%	21,393	1.9%
Total real estate	1,736,498	74.5%	1,094,327	84.9%	1,036,462	82.6%	823,537	79.3%	771,764	69.8%
Consumer:
Manufactured housing	322,263	13.8%	—	—%	—	—%	—	—%	—	—%
Other installment	92,839	4.0%	55,606	4.3%	40,252	3.2%	37,243	3.6%	37,793	3.4%
Total consumer	415,102	17.8%	55,606	4.3%	40,252	3.2%	37,243	3.6%	37,793	3.4%
Total loans, net of discount	2,332,345	100.0%	1,288,955	100.0%	1,254,918	100.0%	1,038,240	100.0%	1,104,959	100.0%
Net deferred origination fees	1,876		1,842		1,386		871		(2,612)
Loans, net of discount and deferred origination fees	2,334,221		1,290,797		1,256,304		1,039,111		1,102,347
Allowance for credit losses	(25,803)		(14,653)		(10,848)		(9,600)		(12,915)
Total loans, net (1)	$2,308,418		$1,276,144		$1,245,456		$1,029,511		$1,089,432

(1) Includes nonaccrual loans of:	$6,461		$—		$—		$946		$3,278

At December 31, 2024, loans acquired in the CWB, FLB, SVB, and VCB acquisitions had a balance of $1,054,668,000, of which $39,237,000 were commercial loans, $654,181,000 were real estate loans, and $361,250,000 were consumer loans. At December 31, 2023, the acquired loans had a balance of $58,983,000, of which $1,633,000 were commercial loans, $53,591,000 were real estate loans, and $3,759,000 were consumer loans.

At December 31, 2024, in management’s judgment, a concentration of loans existed in real estate-related loans, representing 74.3% of total loans.  This level of concentration is consistent with a concentration of 84.8% at December 31, 2023.  The reduction in the concentration of real-estate related loans was primarily due to the merger which added more diversification of loan types through the acquired manufactured housing portfolio, which is a non-real estate consumer product. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the years ended December 31, 2024 and 2023.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated.

	December 31, 2024		December 31, 2023
(In thousands)	Loan Balance	% of Commercial Real Estate	Loan Balance	% of Commercial Real Estate
Commercial real estate - owner occupied
Office	$59,952	18.55%	52,952	24.61%
Industrial & warehouse	86,873	26.88%	58,472	27.18%
Retail	35,042	10.84%	13,185	6.13%
Gas Stations	60,503	18.72%	28,072	13.05%
Restaurants	15,534	4.81%	16,917	7.86%
Other	65,284	20.20%	45,548	21.17%
Total	$323,188	100.00%	215,146	100.00%

Commercial real estate - non-owner occupied
Office	$253,883	27.80%	187,613	34.77%
Industrial & warehouse	153,192	16.78%	82,550	15.30%
Retail	188,464	20.64%	109,144	20.23%
Hospitality	163,961	17.96%	69,670	12.91%
Other	153,665	16.83%	90,545	16.79%
Total	$913,165	100.00%	539,522	100.00%

Loan Maturities

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2024.

(In thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Loan Maturities:
Commercial and agricultural	$64,355	$81,510	$33,065	$1,815	$180,745
Real estate construction and other land loans	52,554	14,972	215,000	128	67,869
Other real estate	62,496	418,706	942,246	245,181	1,668,629
Manufactured Housing	254,000	2,113	31,884	288,012	322,263
Other Installment	1,489	4,905	86,225	220	92,839
Total loans, net of discount	$181,148	$522,206	$1,093,635	$535,356	$2,332,345
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$32,757	$301,694	$444,000	$198,927	$977,378
Loans with floating interest rates (1)	148,391	220,512	649,635	336,429	1,354,967
Total loans, net of discount	$181,148	$522,206	$1,093,635	$535,356	$2,332,345

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$48,546	$77,787	$407,484	$203,455	$737,272
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

At December 31, 2024, there were $6.46 million nonperforming assets. There were no non-performing assets as of December 31, 2023. Total nonperforming assets at December 31, 2024, included $6.46 million nonaccrual loans, no OREO, and no repossessed assets. See Note 4 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.

A summary of nonaccrual, restructured, and past due loans at December 31, 2024, 2023, 2022, 2021, and 2020 is set forth below.  The Company had no loans past due more than 90 days and still accruing interest at December 31, 2024 and 2023.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2024, where serious doubt existed as to the ability of the borrower to comply with the present repayment terms.  Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due and Restructured Loans

(As of December 31, Dollars in thousands)	2024	2023	2022		2021	2020
Nonaccrual loans:
Commercial:
Commercial and industrial	$120	$—	$—		$312	752
Agricultural production	—	—	—	—	634	—
Real estate:
Construction and other land loans	2,398	—	—		—	1,556
Commercial real estate - owner occupied	2,335	—	—		—	370
Commercial real estate - non-owner occupied	378	—	—		—	512
Farmland	—	—	—		—	—
1-4 family	—	—	—		—	—
Consumer:
Manufactured housing	1,215	—	—		—	—
Consumer and installment	15	—	—		—	88
Restructured loans (non-accruing):
Equity loans and line of credit	—	—	—		—	—
Total nonaccrual	6,461	—	—		946	3,278
Accruing loans past due 90 days or more	—	—	—		—	—
Total nonperforming loans	$6,461	$—	$—		$946	$3,278

Interest foregone	$234	$—	$132		$99	$177
Ratio of nonaccrual/nonperforming loans to total loans	0.28%	—%	—%		0.09%	0.30%
Ratio of allowance for credit losses to nonaccrual/nonperforming loans	399.37%	NM	NM		539.28%	30.10%

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2024 and 2023, the Bank had no OREO properties. The Company held no repossessed assets at December 31, 2024 and 2023, which would be included in other assets on the consolidated balance sheets.

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

The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2024	2023	2022	2021	2020
Gross loans outstanding at December 31,	$2,332,345	$1,288,955	$1,254,918	$1,038,240	$1,104,959
Average loans outstanding during the year	$1,978,386	$1,263,226	$1,133,919	$1,069,653	$1,055,712
Allowance for credit losses:
Balance at beginning of year	$14,653	$10,848	$9,600	$12,915	$9,130
Impact of adoption of ASU 2016-13	—	3,910	—	—	—
Allowance for PCD loans	821	—	—	—	—
Loans charged off:
Commercial	(170)	(636)	(27)	(46)	(121)
Agricultural production	(507)	—	—	—	—
Real estate construction and other land loans	—	—	—	—	—
Consumer	(132)	(53)	(151)	(221)	(108)
Total loans charged off	(809)	(689)	(178)	(267)	(229)
Recoveries of loans previously charged off:
Commercial	64	609	367	701	612
Commercial real estate	60	—	—	319	—
1-4 family real estate	72	15	—	—	—
Consumer	150	45	59	232	127
Total recoveries	346	669	426	1,252	739
Net (charge-offs) recoveries	(463)	(20)	248	985	510
Provision (credit) for credit losses	10,792	(85)	1,000	(4,300)	3,275
Balance at end of year	$25,803	$14,653	$10,848	$9,600	$12,915
Allowance for credit losses as a percentage of outstanding loan balance	1.11%	1.14%	0.86%	0.92%	1.17%
Net (charge-offs) recoveries to average loans outstanding	(0.02)%	—%	0.02%	0.09%	0.05%

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

The allocation of the allowance for credit losses is set forth below:

	2024		2023		2022		2021		2020
Loan Type (Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial:
Commercial and industrial	$1,363	6.10%	$948	8.20%	$1,585	11.20%	$1,689	13.10%	$1,757	24.80%
Agricultural production	389	1.60%	527	2.60%	229	2.90%	320	3.90%	255	2.10%
Real estate:
Construction & other land loans	2,060	2.90%	848	2.60%	1,678	8.70%	812	5.90%	1,204	5.00%
Commercial real estate - owner occupied	3,253	13.80%	1,945	16.70%	814	15.50%	1,355	20.40%	2,128	18.90%
Commercial real estate - non-owner occupied	10,014	39.10%	5,574	41.80%	4,388	37.00%	3,805	35.60%	4,781	30.70%
Farmland	1,393	6.00%	1,254	9.30%	863	9.50%	697	9.50%	838	7.60%
Multi-family residential	1,486	5.70%	642	4.70%	60	2.00%	72	2.50%	223	2.30%
1-4 family - close-ended	1,625	5.30%	1,444	7.50%	465	7.40%	138	3.20%	248	3.10%
1-4 family - revolving	686	1.50%	520	2.20%	142	2.40%	118	2.10%	209	1.90%
Consumer:
Manufactured housing	2,147	13.80%	—	—%	—	—%	—	—%	—	—%
Other installment	1,387	4.20%	951	4.41%	284	3.40%	314	3.80%	641	3.60%
Unallocated reserves	—	—%	—	—%	340	—%	280	—%	631	—%
Total allowance for credit losses	$25,803	100.00%	$14,653	100.00%	$10,848	100.00%	$9,600	100.00%	$12,915	100.00%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible.  It is the policy of management to make additions to the allowance so that it remains adequate to cover all expected lifetime loan losses that exist in the portfolio at that time.

As of December 31, 2024, the allowance for credit losses (ACL) was $25,803,000, compared to $14,653,000 at December 31, 2023, a net increase of $11,150,000.  The net increase of $11,150,000 in the ACL was primarily attributed to the one-time provision for credit losses on acquired loans related to the merger with Community West Bancshares. This provision resulted in an increase to the ACL effective April 1, 2024 of $10,877,000. Net charge-offs totaled $463,000 for the twelve months ended December 31, 2024.

The balance of classified loans and loans graded special mention totaled $44,294,000 and $17,384,000 at December 31, 2024 and $20,301,000 and $9,000,000 at December 31, 2023, respectively.  The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $413,973,000 as of December 31, 2024, compared to $276,270,000 as of December 31, 2023. At December 31, 2024 and 2023, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $1,055,000 and $839,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes.  While related to credit losses, this allocation is not a part of ACL and is considered separately as a liability for accounting and regulatory reporting purposes.  Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

The ACL as a percentage of total loans was 1.11% at December 31, 2024, and 1.14% at December 31, 2023. Total loans include CWBC, FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $1.05 billion at December 31, 2024 and $59.0 million at December 31, 2023.

Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods.  The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on collectively evaluated loan pools include quantitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-off rates included in the ACL modeling and the changes in other factors, management determined that the ACL was appropriate as of December 31, 2024.

There were $6.46 million non-performing loans as of December 31, 2024 or December 31, 2023. The Company had no other real estate owned at December 31, 2024 or December 31, 2023. No foreclosed assets were recorded at December 31, 2024 or December 31, 2023. Management believes the ACL at December 31, 2024 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.  However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill.  Total goodwill at December 31, 2024 was $96,828,000 consisting of $43,051,000, $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of CWBC, FLB, SVB, VCB, Service 1st, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting.  The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.  A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment.  For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2024 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.

Goodwill is also assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during for the twelve months ended December 31, 2024. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

Intangible assets were represented by the estimated fair value of the core deposit relationships acquired in the 2024 acquisition of CWBC of $10,019,000.  Core deposit intangibles were being amortized using the straight-line method over an estimated life of ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2024 was $9,268,000, net of $751,000 in accumulated amortization expense.  There were no intangible assets as of December 31, 2023.  Management evaluates the remaining useful life to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on prior evaluations, no changes to the remaining useful life was required. Amortization expense recognized was $751,000 for 2024, $68,000 for 2023 and $454,000 for 2022.

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

Total deposits increased $869,165,000 or 43% to $2,910,777,000 as of December 31, 2024, compared to $2,041,612,000 as of December 31, 2023.  Interest-bearing deposits increased $839,882,000 or 77.0% to $1,929,953,000 as of December 31, 2024, compared to $1,090,071,000 as of December 31, 2023.  Non-interest bearing deposits increased $29,283,000 or 3.1% to $980,824,000 as of December 31, 2024, compared to $951,541,000 as of December 31, 2023.  The Company’s deposit balances for the twelve months ended December 31, 2024 increased primarily from the merger. Average non-interest bearing deposits to average total deposits was 38.62% for the twelve months ended December 31, 2024 compared to 45.84% for the same period in 2023. Based on FDIC deposit market share information published as of June 2024, our total market share of deposits in Fresno,

Madera, San Joaquin, and Tulare counties was 4.10% in 2024 compared to 4.15% in 2023. Our total market share of deposits in San Luis Obispo, Santa Barbara, and Ventura counties was 1.61% in 2024. Our total market share of deposits in Merced County was 1.66% as of June 2024. Our total market share in the other counties as of June 2024 and 2023 we operate in (Kern, Placer, Sacramento, and Stanislaus) was less than 1.00%.

The composition of the deposits and average interest rates paid at December 31, 2024 and December 31, 2023 is summarized in the table below.

(Dollars in thousands)	December 31, 2024	% of Total Deposits	Effective Rate	December 31, 2023	% of Total Deposits	Effective Rate
NOW accounts	$470,548	16.2%	0.28%	$251,334	12.3%	0.13%
MMA accounts	843,145	29.0%	2.67%	497,043	24.4%	1.68%
Time deposits	443,284	15.2%	4.85%	162,085	7.9%	3.68%
Savings deposits	172,976	5.9%	0.49%	179,609	8.8%	0.12%
Total interest-bearing	1,929,953	66.3%	2.49%	1,090,071	53.4%	1.33%
Non-interest bearing	980,824	33.7%		951,541	46.6%
Total deposits	$2,910,777	100.0%		$2,041,612	100.0%

We have no known foreign deposits.  The following table sets forth the average amount of and the average rate paid on certain deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2024, 2023, and 2022.

	2024		2023		2022
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$481,447	0.30%	$473,102	0.26%	$581,285	0.03%
Money market accounts	$759,203	2.67%	$531,013	1.68%	$486,823	0.15%
Non-interest bearing demand	$1,025,611	—	$987,906	—	$1,006,511	—
Total deposits	$2,655,928	1.53%	$2,155,241	0.72%	$2,156,092	0.05%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $250,000 or more at December 31, 2024.

(In thousands)
Three months or less	$13,820
Over 3 through 6 months	16,142
Over 6 through 12 months	14,822
Over 12 months	8,580
$53,364

As of December 31, 2024, the Company had $329,761,000 in brokered time deposits compared to $93,134,000 as of December 31, 2023. The increase in brokered time deposits was due to the brokered time deposits held by Community West Bank, which we acquired in April 2024.

As of December 31, 2024 and December 31, 2023, uninsured deposits totaled $1,029,929,000 and $821,756,000, respectively.

As of December 31, 2024, the Company had $135 million in Federal Home Loan Bank (FHLB) of San Francisco advances, of which $90 million was issued pursuant to the merger and recorded at fair value as of April 1, 2024. There were $35 million in short-term FHLB advances and $45 million in short-term advances from the Federal Reserve’s Bank Term Funding Program (BTFP) as of December 31, 2023. We maintain a line of credit with the FHLB collateralized by government securities and loans.  Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 at December 31, 2024 and 2023, at interest rates which vary with market conditions. As of December 31, 2024 and 2023, the Company had no overnight borrowings outstanding under these credit facilities.

The Company’s uninsured balances with correspondent banks totaled $14,263,000 and $3,813,000 at December 31, 2024 and 2023, respectively.

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

Our shareholders’ equity was $362,685,000 as of December 31, 2024, compared to $207,064,000 as of December 31, 2023.  The increase in shareholders’ equity is the result of issuance of common stock of $143,712,000 in relation to the merger with Community West Bancshares, comprehensive income of $10,919,000, from the decrease in the unrealized loss recorded on the Company’s investment portfolio, the increase in retained earnings from our net income of $7,666,000, the effect of share-based compensation expense of $879,000, proceeds from stock options exercised of $465,000, and stock issued under our employee stock purchase plan of $248,000. These increases were partially offset by the payment of common stock cash dividends of $8,230,000 and repurchase of common stock of $38,000.

During 2024, the Bank declared and paid cash dividends to the Company in the amount of $14,000,000 in connection with the cash dividends to the Company’s shareholders, and expenditures paid by the Company, approved by the Company’s Board of Directors. The Company declared and paid a total of $8,230,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2024. During the year ended December 31, 2024, the Company repurchased and retired common stock in the amount of $38,000 in connection with amounts withheld for the vesting of equity awards for tax obligations.

The Company declared and paid a total of $5,657,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2023. During the year ended December 31, 2023, the Company repurchased and retired common stock in the amount of $1,000.

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

The following table sets forth certain financial ratios for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
Net income:
To average assets	0.24%	1.04%	1.09%
To average shareholders’ equity	2.42%	13.81%	14.25%
Dividends declared per share to net income per share	118.81%	22.21%	21.14%
Average shareholders’ equity to average assets	9.94%	7.51%	7.67%
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

The following table presents the Company’s regulatory capital ratios as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2024	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$316,343	9.17%	138,018	4.00%
Common Equity Tier 1 Ratio (CET 1)	$311,343	11.15%	125,632	4.50%
Tier 1 Risk-Based Capital Ratio	$316,343	11.33%	167,510	6.00%
Total Risk-Based Capital Ratio	$379,091	13.58%	223,346	8.00%

December 31, 2023
Tier 1 Leverage Ratio	$222,567	9.18%	98,048	4.00%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%	75,561	4.50%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%	100,748	6.00%
Total Risk-Based Capital Ratio	$273,699	16.08%	134,330	8.00%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$377,411	11.04%	$138,031	4.00%	$165,267	5.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%	$178,264	6.50%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%	$219,402	8.00%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%	$274,252	10.00%

December 31, 2023
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%	$121,271	5.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%	$110,538	6.50%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%	$136,047	8.00%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%	$170,058	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2024, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three-month SOFR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods.  Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of December 31, 2024, the rate was 6.52%.  Interest expense recognized by the Company for the years ended December 31, 2024, 2023, and 2022 was $367,000, $360,000 and $188,000, respectively.

On November 12, 2021, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 3.130% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 210 basis points. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

On September 15, 2022, the Company entered into a $30 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. As of December 31, 2024 the rate had reached its interest rate cap of 6.75%. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Community West Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of December 31, 2024, the Company had unpledged securities totaling $354,344,000 available as a secondary source of liquidity and total cash and cash equivalents of $120,398,000.  Cash and cash equivalents at December 31, 2024 increased 124% compared to December 31, 2023.  Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.

To augment our liquidity, we have established Federal funds lines with various correspondent banks.  At December 31, 2024, our available borrowing capacity includes approximately $110,000,000 in Federal funds lines with our correspondent banks and $576,556,000 in unused FHLB advances.  At December 31, 2024, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2024 and 2023:

Credit Lines (In thousands)	December 31, 2024	December 31, 2023
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$738,556	$342,483
Balance outstanding, net of discount	$133,442	$35,000
Collateral pledged	$1,236,732	$612,702
Fair value of collateral	$1,083,041	$500,972
Federal Reserve Bank Term Loan Funding Program
Credit limit	$—	$46,174
Balance outstanding	$—	$45,000
Collateral pledged	$—	$53,650
Fair value of collateral	$—	$47,603
Federal Reserve Bank
Credit limit	$3,669	$4,448
Balance outstanding	$—	$—
Collateral pledged	$4,406	$4,894
Fair value of collateral	$3,828	$4,374
The liquidity of our parent company, Community West Bancshares, is primarily dependent on the payment of cash dividends by its subsidiary, Community West Bank, subject to limitations imposed by state and federal regulations.

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

In determining the ACL for loans, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The Company utilized a reasonable and supportable forecast period obtained the forecast data from Moody’s Analytics. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Increases in external risk factors due to more pessimistic business and economic conditions could potentially increase estimated losses on existing loan balances within the ACL. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy and changes in interest rates.

Business Combinations

Business combinations are recorded using the acquisition method. We assign the value of the consideration transferred to acquire a business to the tangible assets, identifiable intangible assets acquired, and liabilities assumed on the basis of their fair values at the date of acquisition. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill.

The Company assesses the fair value of assets, including intangible assets, using a variety of methods, and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset. Some of the most significant assumptions used include the discount rate, forward-looking financial information, and estimated customer attrition rates. A change in one of these assumptions could have material changes on the value of the intangible assets and goodwill which will impact the amortization expense in future periods and the goodwill impairment evaluation.

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

At December 31, 2024, we are aware that inflation may have an adverse impact on our consolidated financial position or results of operations.  However, in the short term increased rates may continue to be a benefit by repricing a portion of our loan portfolio. Higher long term inflation rates may drive increases in operating expenses or have other adverse effects on our borrowers, making collection on extensions of credit more difficult for us. Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings.  The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2024, 58.09% of our loan portfolio was tied to adjustable-rate indices. Of loans tied to adjustable rate indices, 33.08% were tied to prime lending rate, 31.43% were tied to the five-year Treasury, 17.76% tied to the ten-year Treasury, with the remaining 17.73% tied to other indices.  There were no loans tied to prime with current rates below their floor as of December 31, 2024.  Our time deposits have a fixed rate of interest.  As of December 31, 2024, 78.99% of our time deposits mature within one year or less.

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $69.9 million in senior debt and subordinated notes issued by the Company. As a result, all significant interest rate risk procedures are performed at the Bank level.

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

Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2024. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management plans to continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one-year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2024 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps, 200 bps, 300 bps, and 400 bps rate decrease is acceptable to management and within policy guidelines at this time.

The results in the table below indicate the change in net interest income and the estimated change in the market value of equity the Company would expect to see as of December 31, 2024, if interest rates were to instantaneously change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Estimated Change in Net Interest Income (NII) in Year 1 (as a % of NII)	Estimated Change in Net Interest Income (NII) in Year 2 (as a % of NII)	Estimated Change in Market Value of Equity (MVE) (as a % of MVE)
Up 400 bps (shock)	2.33%	3.14%	(6.40)%
Up 300 bps (shock)	2.23%	2.94%	(4.50)%
Up 200 bps (shock)	2.11%	2.70%	(2.80)%
Up 100 bps (shock)	2.37%	3.04%	0.20%
Unchanged	—%	—%	—
Down 100 bps (shock)	(2.14)%	(3.35)%	(1.90)%
Down 200 bps (shock)	(3.38)%	(5.37)%	(3.40)%
Down 300 bps (shock)	(4.09)%	(6.87)%	(6.20)%
Down 400 bps (shock)	(4.07)%	(7.71)%	(10.80)%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$1,354,967	58.09%	$729,260	56.58%
Fixed rate	977,378	41.91%	559,695	43.42%
Total loans, net of discount	$2,332,345	100.00%	$1,288,955	100.00%

Approximately 58.09% of our loan portfolio is tied to adjustable rate indices. Of those loans, 33.08% are tied to prime, 31.43% tied to the five year Treasury, 17.76% tied to the ten year Treasury, and 17.73% tie to other indices.  As of December 31, 2024, we had 1,359 commercial and real estate loans totaling $1,176,742 with floors ranging from 1.00% to 13.25% or ceilings ranging from 2.50% to 25.00%.

The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$548,884	23.53%	$661,552	51.32%
1-3 Years	392,992	16.85%	45,254	3.51%
3-5 Years	596,838	25.59%	458,312	35.56%
> 5 Years	793,631	34.03%	123,837	9.61%
Total loans, net of discount	$2,332,345	100.00%	$1,288,955	100.00%

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
Community West Bancshares

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Community West Bancshares and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Change in Accounting Principle

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for allowance for credit losses as of January 1, 2023, due to the adoption of Accounting Standards Update No. 2016-13, which established Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses for Loans

As described in notes 1 and 4 to the consolidated financial statements, the allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. The Company’s allowance for credit losses on loans was $25.8 million as of December 31, 2024. The measurement of the allowance for credit losses on collectively evaluated loans is based on modeled expectations of lifetime expected credit losses utilizing national and local peer group historical losses, weighting of economic scenarios, and other relevant factors. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of credit losses within the portfolio. The Company uses a probability-weighted, multiple scenarios forecast approach. These scenarios may consist of a base forecast representing the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions.

We identified the selection of national or local peer group historical losses and the selection and weighting of the forecasted economic scenarios used by the Company’s management in the estimate of the allowance for credit losses for loans as a critical audit matter. The principal consideration for our determination of the allowance for credit losses for loans as a critical audit matter is the subjective judgement required by management in the selection of national or local peer group historical losses and selection and weighting of the forecasted economic scenarios. Auditing management’s judgments regarding modeled expectations applied to the allowance for credit losses for loans involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s selection of national or local peer group historical losses and the selection and weighting of the forecasted economic scenarios Our audit procedures related to the critical audit matter included the following, among others:

•Testing the completeness and accuracy of key model inputs including loan data.
•Evaluating the reasonableness of the selection and weighting of forecasted economic scenarios.
•Evaluating the reasonableness of selections of national or local peer group historical losses.

Business Combination

As described in notes 1, 2 and 6 to the consolidated financial statements, Central Valley Community Bancorp completed its merger transaction with Community West Bancshares on April 1, 2024, and changed its name to Community West Bancshares. Total consideration was $143.7 million. The Company’s estimated fair values of the acquired loans and leases was $920.1 million, and the core deposit intangible asset was $10.0 million. To estimate the fair value of the acquired loans, the Company utilized a discounted cash flow methodology that included significant assumptions relating to market discount rates using a build-up approach and default and loss rates. To estimate the fair value of the core deposit intangible asset, the Company utilized a discounted economic benefit methodology that included significant assumptions relating to deposit runoff rates, cost of deposits, cost of alternative funds, and a discount rate applied.

We identified the acquisition date valuation of acquired loans and leases and the core deposit intangible asset as a critical audit matter, due to of the judgment necessary by management to determine the fair value of the loan portfolio acquired and the fair value of the core deposit intangible asset recorded, and the especially challenging and subjective auditor judgment and the extent of audit effort in testing management’s significant assumptions used in the fair value estimates, including using individuals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s fair value estimates of the acquired loans and leases and the core deposit intangible asset, including the significant assumptions used by the Company’s management. Our audit procedures related to the critical audit matter included the following, among others:

•Testing management’s process used to estimate the fair value of the acquired loans and leases and core deposit intangible asset.
•Testing the completeness and accuracy of underlying data used.
•Evaluating the reasonableness of the significant assumptions used.
•Utilizing professionals with specialized skill and knowledge to assist in evaluating the methods and the reasonableness of certain significant assumptions used.

/s/ Moss Adams LLP

Sacramento, California
March 17, 2025

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of
Community West Bancshares
Fresno, California

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows of Community West Bancshares (formerly known as Central Valley Community Bancorp and Subsidiary) (the "Company") for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Sacramento, California
March 9, 2023

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023

(In thousands, except share amounts)	2024	2023
ASSETS
Cash and due from banks	$28,029	$30,017
Interest-earning deposits in other banks	92,369	23,711
Total cash and cash equivalents	120,398	53,728
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $536,334 at December 31, 2024 and $669,646 at December 31, 2023, respectively	477,113	597,196
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $1,156 at December 31, 2024 and $1,051 at December 31, 2023, respectively	301,359	302,442
Equity securities, at fair value	6,586	6,649
Loans, less allowance for credit losses of $25,803 at December 31, 2024 and $14,653 at December 31, 2023, respectively	2,308,418	1,276,144
Bank premises and equipment, net	24,469	14,042
Bank owned life insurance	53,319	41,572
Federal Home Loan Bank stock	10,978	7,136
Goodwill	96,828	53,777
Core deposit intangibles	9,268	—
Accrued interest receivable and other assets	113,035	80,740
Total assets	$3,521,771	$2,433,426

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$980,824	$951,541
Interest bearing	1,929,953	1,090,071
Total deposits	2,910,777	2,041,612
Borrowings	133,442	80,000
Senior debt and subordinated debentures, net	69,889	69,744
Accrued interest payable and other liabilities	44,978	35,006
Total liabilities	3,159,086	2,226,362
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Non-voting common stock, 1,000,000 shares authorized; issued and outstanding: none at December 31, 2024 and December 31, 2023	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 18,974,647 at December 31, 2024 and 11,818,039 at December 31, 2023	207,816	62,550
Retained earnings	209,984	210,548
Accumulated other comprehensive loss, net of tax	(55,115)	(66,034)
Total shareholders’ equity	362,685	207,064
Total liabilities and shareholders’ equity	$3,521,771	$2,433,426
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2024, 2023, and 2022

(In thousands, except per share amounts)	2024	2023	2022
Interest income:
Interest and fees on loans	$130,166	$69,803	$55,907
Interest on deposits in other banks	4,355	3,576	391
Interest and dividends on investment securities:
Taxable	20,384	23,437	20,011
Exempt from Federal income taxes	5,483	5,602	6,679
Total interest income	160,388	102,418	82,988
Interest expense:
Interest on deposits	40,666	15,527	1,197
Interest on short-term borrowings	5,690	810	254
Interest on senior debt and subordinated debentures	3,665	3,652	1,971
Total interest expense	50,021	19,989	3,422
Net interest income before provision for credit losses	110,367	82,429	79,566
Provision for credit losses	11,113	309	995
Net interest income after provision for credit losses	99,254	82,120	78,571
Non-interest income:
Interchange fees	2,078	1,780	1,847
Service charges	1,798	1,503	2,014
Appreciation in cash surrender value of bank owned life insurance	1,325	1,035	985
Loan placement fees	893	584	899
Federal Home Loan Bank dividends	796	498	367
Net realized gain on sale of assets	7	402	15
Net realized losses on sales and calls of investment securities	(4,199)	(907)	(1,730)
Other income	3,747	2,125	657
Total non-interest income	6,445	7,020	5,054
Non-interest expenses:
Salaries and employee benefits	48,470	31,367	28,917
Merger and acquisition expense	9,614	1,191	—
Occupancy and equipment	9,479	5,726	5,131
Information technology	5,940	3,616	3,344
Professional services	2,825	2,234	1,519
Data processing expense	3,748	2,621	2,245
Regulatory assessments	1,837	1,312	851
ATM/Debit card expenses	1,750	757	809
Directors’ expenses	752	614	282
Advertising	854	542	557
Loan related expenses	802	478	479
Personnel other	345	404	323
Amortization of core deposit intangibles	751	68	454
Other expense	7,534	4,370	3,573
Total non-interest expenses	94,701	55,300	48,484
Income before provision for income taxes	10,998	33,840	35,141
Provision for income taxes	3,332	8,304	8,496
Net income	$7,666	$25,536	$26,645

Basic earnings per common share	$0.45	$2.17	$2.27
Diluted earnings per common share	$0.45	$2.17	$2.27
Cash dividends per common share	$0.48	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
Net income	$7,666	$25,536	$26,645
Other Comprehensive Income (Loss):
Unrealized gains (losses) on securities:
Unrealized holdings gains (losses) arising during the period	9,028	18,286	(129,527)
Less: reclassification for net losses included in net income	4,199	907	1,730
Amortization of net unrealized losses transferred	2,276	2,376	1,651
Other comprehensive income (loss), before tax	15,503	21,569	(126,146)
Tax (expense) benefit related to items of other comprehensive income (loss)	(4,584)	(6,376)	37,287
Total other comprehensive income (loss)	10,919	15,193	(88,859)
Comprehensive income (loss)	$18,585	$40,729	$(62,214)
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2024, 2023, and 2022

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2022	11,916,651	$66,820	$173,393	$7,632	$247,845
Net income	—	—	26,645	—	26,645
Other comprehensive loss, net of tax	—	—	—	(88,859)	(88,859)
Restricted stock granted, net of forfeitures	42,399	—	—	—	—
Stock issued under employee stock purchase plan	13,351	216	—	—	216
Stock awarded to employees	13,446	—	—	—	—
Stock-based compensation expense	—	776	—	—	776
Cash dividend ($0.48 per common share)	—	—	(5,638)	—	(5,638)
Stock options exercised	50,205	489	—	—	489
Repurchase and retirement of common stock	(300,761)	(6,814)	—	—	(6,814)
Balance, December 31, 2022	11,735,291	61,487	194,400	(81,227)	174,660
Implementation of ASU 2016-13, Current Expected Credit Loss (CECL) Day 1 Adjustment	—	—	(3,731)	—	(3,731)
Adjusted Balance, January 1, 2023	11,735,291	61,487	190,669	(81,227)	170,929
Net income	—	—	25,536	—	25,536
Other comprehensive income, net of tax	—	—	—	15,193	15,193
Restricted stock granted, net of forfeitures	58,467	—	—	—	—
Stock issued under employee stock purchase plan	13,973	206	—	—	206
Stock awarded to employees	10,347	—	—	—	—
Stock-based compensation expense	—	858	—	—	858
Cash dividend ($0.48 per common share)	—	—	(5,657)	—	(5,657)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, December 31, 2023	11,818,039	62,550	210,548	(66,034)	207,064
Net income	—	—	7,666	—	7,666
Other comprehensive income, net of tax	—	—	—	10,919	10,919
Stock issued for acquisition	7,037,202	143,712	—	—	143,712
Restricted stock granted, net of forfeitures	68,702	—	—	—	—
Stock issued under employee stock purchase plan	15,504	248	—	—	248
Stock-based compensation expense	—	879	—	—	879
Cash dividend ($0.48 per common share)	—	—	(8,230)	—	(8,230)
Stock options exercised	37,289	465	—	—	465
Repurchase and retirement of common stock	(2,089)	(38)	—	—	(38)
Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022

(in thousands)	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$7,666	$25,536	$26,645
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(200)	786	(422)
Depreciation	2,206	891	755
Accretion of discounts on investment securities	(1,813)	(1,890)	(1,520)
Amortization of premiums on investment securities	4,198	8,860	9,517
Amortization of debt issuance costs	145	145	145
Accretion of premiums and discounts on acquired loans, net	(9,694)	(325)	(521)
Amortization of fair value marks on liabilities assumed	5,385	—	—
Stock-based compensation	879	858	776
Provision for credit losses	11,113	309	995
Net realized losses on sales and calls of AFS securities	4,199	907	1,730
Net gain on sale and disposal of equipment	(7)	(402)	(15)
Net change in equity investments	63	(91)	858
Appreciation in cash surrender value of bank owned life insurance	(1,325)	(1,035)	(985)
Net decrease (increase) in accrued interest receivable and other assets	1,101	(8,798)	(7,361)
Net (decrease) increase in accrued interest payable and other liabilities	(847)	1,666	(7,148)
(Benefit) provision for deferred income taxes	(867)	110	224
Net cash provided by operating activities	22,202	27,527	23,673
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	58,521	—	—
Purchases of available-for-sale investment securities	—	—	(301,699)
Proceeds from sales or calls of AFS securities	64,230	26,361	252,331
Proceeds from sales or calls of HTM securities	20	35	—
Proceeds from maturity and principal repayment of AFS securities	59,947	38,229	67,795
Proceeds from principal repayments of HTM securities	1,650	2,377	1,421
Net increase in loans	(113,078)	(34,972)	(216,002)
Purchases of premises and equipment	(5,039)	(9,806)	(362)
Purchases of bank owned life insurance	(1,450)	—	—
FHLB stock purchased	(350)	(967)	(574)
Proceeds from sale of premises and equipment	22	3,262	15
Net cash provided by (used in) investing activities	64,473	24,519	(197,075)
Cash Flows From Financing Activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	37,000	(152,178)	(1,041)
Net (decrease) increase in time deposits	(14,450)	94,142	(22,107)
Proceeds from short-term borrowings from Federal Home Loan Bank	972,000	3,411,500	2,452,826
Repayments of short-term borrowings to Federal Home Loan Bank	(962,000)	(3,422,500)	(2,406,826)
Proceeds of issuance of senior debt	—	—	30,000
Proceeds of borrowings from other financial institutions	—	116,500	—
Repayments of borrowings from other financial institutions	(45,000)	(71,500)	—
Purchase and retirement of common stock	(38)	(1)	(6,814)
Proceeds from stock issued under employee stock purchase plan	248	206	216
Proceeds from exercise of stock options	465	—	489
Cash dividend payments on common stock	(8,230)	(5,657)	(5,638)
Net cash (used in) provided by financing activities	(20,005)	(29,488)	41,105
Increase (decrease) in cash and cash equivalents	66,670	22,558	(132,297)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	53,728	31,170	163,467
CASH AND CASH EQUIVALENTS AT END OF YEAR	$120,398	$53,728	$31,170

(in thousands)	2024	2023	2022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$48,773	$20,005	$2,831
Income taxes	$2,572	$7,700	$8,314
Operating cash flows from operating leases	$3,120	$2,484	$2,221
Non-cash investing and financing activities:
Unrealized gain (loss) on securities available for sale	$13,227	$19,193	$(127,797)
Transfer of securities from AFS to HTM	$—	$—	$332,007
Transfer of unrealized losses on securities from AFS to HTM	$—	$—	$(25,328)
Acquisition:
Assets acquired	$1,040,939	$—	$—
Liabilities assumed	$(940,276)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Community West Bancshares
Notes to Consolidated Financial Statements

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General - Effective April 1, 2024, Central Valley Community Bancorp, completed its merger transaction with Community West Bancshares. Shortly thereafter, Community West Bank, a wholly owned subsidiary of Community West Bancshares, merged with and into Central Valley Community Bank, a wholly owned subsidiary of Central Valley Community Bancorp, with Central Valley Community Bank being the surviving banking institution. Effective with these mergers, the names of Central Valley Community Bancorp and Central Valley Community Bank were changed to Community West Bancshares and Community West Bank, respectively.

Community West Bancshares (the “Company”) was incorporated on February 7, 2000 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Community West Bank (the “Bank”).  The Company became the sole shareholder of the Bank on November 15, 2000 in a statutory merger, pursuant to which each outstanding share of the Bank’s common stock was exchanged for one share of common stock of the Company.

Service 1st Capital Trust I (the Trust) is a business trust formed by Service 1st for the sole purpose of issuing trust preferred securities.  The Company succeeded to all the rights and obligations of Service 1st in connection with the acquisition of Service 1st.  The Trust is a wholly-owned subsidiary of the Company.

The Bank operates 26 full service offices throughout California’s San Joaquin Valley, Greater Sacramento Region and Central Coast.  The Bank’s primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and individuals.

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

Operating Segments - The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The chief operating decision-maker is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as the Chief Executive Officer of the Company. The chief operating decision maker has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.  No customer accounts for more than 10 percent of revenues for the Company or the Bank. The Company operates as one operating segment which is reported in a manner consistent with the internal reporting provided to the chief operating decision-maker.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, the Bank. Intercompany transactions and balances are eliminated in consolidation.

For financial reporting purposes, Service 1st Capital Trust I, is a wholly-owned subsidiary acquired in the merger of Service 1st and formed for the exclusive purpose of issuing trust preferred securities. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability on the Company’s consolidated financial statements.  The Company’s investment in the common stock of the Trust is included in accrued interest receivable and other assets on the consolidated balance sheets.

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

Changes in the allowance for credit losses are recorded as a provision (or credit) for credit losses. Losses are charged against the allowance when management believes that the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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

Acquired Loans and Leases - Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. At the time of an acquisition, we evaluate loans to determine if they are purchase credit deteriorated (“PCD”) loans. PCD loans are those acquired loans with evidence of more than insignificant credit deterioration since loan origination. This determination is made by considering past due and nonaccrual status, prior designation of a troubled debt restructuring, or other factors that may suggest we will not be able to collect all contractual payments. PCD loans are initially recorded at fair value with a gross up for the allowance for credit losses, which becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit premium or discount which is amortized or accreted over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision or credit to the allowance for credit losses.

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

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recognized an increase in the allowance for credit losses on loans totaling $3,910,000, a reserve for credit losses for held-to-maturity securities of $775,000, and an increase to the reserve for unfunded commitments of $612,000 with a corresponding decrease, net of taxes, in retained earnings, of $3,731,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326.

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

1-4 Family Real Estate:

Including 1-4 family close-ended, revolving real estate loans, and residential construction loans, the degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends may indicate that the borrowers’ capacity to repay their obligations may be deteriorating

Consumer:

Manufactured housing - The Company has a financing program for manufactured housing to provide affordable home ownership. These loans are offered in mobile home parks throughout California primarily on or near the coast. The manufactured housing loans are secured by the manufactured home and are retained in the Company’s loan portfolio. The primary risks of manufactured housing loans include the borrower’s inability to pay, material decreases in the value of the collateral, and significant increases in interest rates, which may reduce the borrower’s ability to make the required principal or interest payments.

Other installment loans - A consumer installment loan portfolio is usually comprised of a large number of small loans scheduled to be amortized over a specific period. Most installment loans are made directly for consumer purchases, such as automobiles. Other consumer loans include other open ended unsecured consumer loans. Open ended unsecured loans generally have a higher rate of default than all other portfolio segments and are also impacted by weak economic conditions and trends.

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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk ratings was completed in December 2024. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

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

Doubtful - Loans classified as doubtful have all the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions and values, highly questionable and improbable. The possibility of loss is extremely high, but because of certain important and reasonably specific pending factors, which may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors include proposed merger, acquisition, or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans. Doubtful classification is considered temporary and short term.

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

Investments in Low Income Housing Tax Credit Funds - The Bank has invested in limited partnerships that were formed to develop and operate affordable housing projects for low or moderate income tenants throughout California. The Company accounts for the investments in qualified affordable housing tax credit funds using the proportional amortization method. Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the tax credits and other tax benefits received and the net investment performance is recognized as part of income tax expense (benefit). Each of the partnerships must meet the regulatory minimum requirements for affordable housing for a minimum 15-year compliance period to fully utilize the tax credits. If the partnerships cease to qualify during the compliance period, the credit may be denied for any period in which the project is not in compliance and a portion of the credit previously taken is subject to recapture with interest. The Company’s investment in Low Income Housing Tax Credit (“LIHTC”) partnerships is reported in other assets on the consolidated balance sheets.

Other Real Estate Owned - Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure.  Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses.  OREO, when acquired, is initially recorded at fair value less estimated disposition costs, establishing a new cost basis.  Fair value of OREO is generally based on an independent appraisal of the property.  Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less disposition costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Revenues and expenses associated with OREO are reported as a component of noninterest expense when incurred. There was no other real estate owned at December 31, 2024 and at December 31, 2023.

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were no foreclosed assets at December 31, 2024 and at December 31, 2023.

Bank Owned Life Insurance - The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Servicing Assets - The Company is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) seller/servicer. Servicing assets are recognized as separate assets as certain servicing requirements are retained. Servicing assets are amortized over the period of estimated net servicing income. The Company uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain is calculated based on the contractual net servicing fees. Farmer Mac servicing assets are valued based on the net servicing fee and estimated life of seven years, and discounted using the Company’s borrowing rate. Farmer Mac servicing assets measured under the amortization method were $2.4 million at December 31, 2024 and was acquired as a result of the merger on April 1, 2024. Servicing assets are recorded in other assets on the consolidated balance sheets.

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

The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2024, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Intangible Assets - The intangible assets at December 31, 2024 represent the estimated fair value of the core deposit relationships acquired in business combinations. Core deposit intangibles are being amortized using the straight-line method over an estimated life of five to ten years from the date of acquisition.  Management evaluates the remaining useful lives quarterly to determine whether events or circumstances warrant a revision to the remaining periods of amortization.  Based on the evaluation, no changes to the remaining useful lives was required.  During 2024 the amortization of the core deposit intangible, from previously completed acquisitions, was completed. Therefore, Management did not need to perform an annual impairment test on core deposit intangibles as of September 30, 2024, as no impairment was possible. Core deposit intangibles could also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.

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

Comprehensive Income (Loss) - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

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

Fair Value of Financial Instruments - Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassifications - Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2023. None of the reclassifications had an impact on equity or net income.

Impact of New Financial Accounting Standards Adopted in 2024

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update enhances disclosures by requiring entities to provide more detailed information about significant segment expenses, other segment items, and measures of segment profit or loss used by the chief operating decision makers (CODMs). The guidance also requires qualitative descriptions of the methods used to determine segment profit/loss and asset measurement. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but resulted in expanded disclosures within Note 18 on Operating Segments.

On March 28, 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (ASC 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method." ASU 2014-01, "Investments - Equity method and Joint Ventures (ASC 323): Accounting for Investments in Qualified Affordable Housing Projects", previously introduced the option to apply the proportional amortization method to account for investments made primarily for the purpose of receiving income tax credits and other income tax benefits when certain requirements are met; however, this guidance limited the proportional amortization method to investments in low-income-housing tax credit ("LIHTC") structures. The proportional amortization method results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of net income tax expense (benefit). Equity investments in other tax credit structures are typically accounted for using the equity method, which results in investment income, gains and losses, and tax credits being presented gross on the income statement in their respective line items.

The amendments in this update permit reporting entities to elect to account for certain tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the income tax benefits in the income statement as a component of income tax expense (benefit). To qualify for the proportional amortization method, all of the following conditions must be met: (1) It is probable that the income tax credits allocated to the tax equity investor will be available; (2) The tax equity investor does not have the ability to exercise significant influence over the operating and financial policies of the underlying project; (3) Substantially all of the projected benefits are from income tax credits and other income tax benefits. Projected benefits included income tax credits, other income tax benefits, and other non-income tax-related benefits. The projected benefits are determined on a discounted basis, using a discount rate that is consistent with the cash flow assumptions used by the tax equity investor in making its decision to invest in the project; (4) The tax equity investor's projected yield based solely on the cash flows from the income tax credits and other income tax benefits is positive; and (5) The tax equity investor is a limited liability investor in the limited liability entity for both legal and tax purposes, and the tax equity investor's liability is limited to its capital investment. An accounting policy election is allowed to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments.

The amendments in this update require specific disclosures that must be applied to all investments that generate income tax credits and other income tax benefits from a tax credit program for which the entity has elected to apply the proportional amortization method. The amendments require that a reporting entity disclose certain information in annual and interim reporting periods that enable investors to understanding the following information about its investments that generate income tax credits and other income tax benefits from a tax credit program including: (1) The nature of its tax equity investments; and (2) The effect of its tax equity investments and related income tax credits and other income tax benefits on its financial position and results of operations.

For public business entities, the amendments in this update are effective for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If early adoption is elected, the provisions shall be adopted as of the beginning of the fiscal year that includes the interim period of adoption. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company was already recognizing the low-income housing tax credits using the proportional amortization method and therefore adoption of this ASU on January 1, 2024 had no impact on the consolidated financial statements.

Accounting Standards Issued But Not Yet Adopted

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”), amending disclosure or presentation requirements related to various subtopics in the FASB’s ASC. ASU 2023-06 was issued in response to the SEC’s initiative to update and simplify disclosure requirements. The SEC identified 27 disclosure requirements that were incremental to those in the ASC and referred them to the FASB for potential incorporation into U.S. GAAP. To avoid duplication, the SEC intended to eliminate those disclosure requirements from existing SEC regulations as the FASB incorporated them into the relevant ASC subtopics.

ASU 2023-06 adds 14 of the 27 identified disclosure or presentation requirements to the ASC. ASU 2023-06 is to be applied prospectively, and early adoption is prohibited. For reporting entities subject to the SEC’s existing disclosure requirements, the effective dates of ASU 2023-06 will be the date on which the SEC’s removal of that related disclosure requirement from Regulation S-X or Regulation S-K becomes effective. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the ASC and will not become effective for any entities. ASU 2023-06 is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (“Subtopic 220-40”): Disaggregation of Income Statement Expenses (“ASU 2024-03”). This standard responds to investor input by requiring public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. This standard is effective for all entities that are subject to Subtopic 220-40, for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, but early adoption is permitted. The Company is currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.

2.  BUSINESS COMBINATIONS

Effective on April 1, 2024, Central Valley Community Bancorp (“Central Valley”) completed its merger transaction with Community West Bancshares (“Community West”). Shortly thereafter Community West Bank (“CWB”), a wholly owned subsidiary of Community West, merged with and into Central Valley Community Bank (“CVCB”), a wholly-owned subsidiary of Central Valley, with CVCB being the surviving banking institution. Effective with these mergers, the names of Central Valley and CVCB were changed to Community West Bancshares and Community West Bank, respectively.

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

The acquisition of Community West has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, intangibles recognized and consideration exchanged was recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. We recorded the fair values based on the valuations available as of reporting date. The Company utilized the discounted cash flow methodology to determine the fair value of loans, which included significant assumptions relating to market discount rates using a build-up approach and default and loss rates. In the determination of the core deposit intangible, the Company utilized a discounted economic benefit methodology that included significant assumptions related to deposit runoff rates, cost of deposits, cost of alternative funds, and a discount rate applied.

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

The following table summarizes the consideration paid for Community West Bank and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Community West
April 1, 2024
Fair value of consideration transferred:
Fair value of shares issued	$139,970
Cash consideration	2
Fair value of options assumed	3,742
Total merger consideration	$143,714

Assets acquired:
Cash and cash equivalents	$58,523
Securities available-for-sale	846
Loans and leases	920,097
Premises and equipment	7,608
Cash value of life insurance	8,971
Other assets	44,894
Total assets acquired	1,040,939
Liabilities assumed:
Deposits	(844,035)
Borrowings	(85,638)
Other liabilities	(10,603)
Total liabilities assumed	(940,276)
Total net assets acquired	100,663
Goodwill created from transaction	$43,051

The acquisition resulted in goodwill of $43 million, which is nondeductible for tax purposes, as this acquisition was a nontaxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects the related synergies from the combined operations.

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

3.INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-for-maturity at December 31, 2024 and 2023 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the allowance for credit losses on held-to-maturity securities (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,994	$—	$(936)	$9,058	$—
U.S. Government agencies	70	—	(5)	65	—
Obligations of states and political subdivisions	183,766	—	(19,126)	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	8	(4,438)	72,302	—
Private label mortgage and asset backed securities	265,302	6	(34,753)	230,555	—
Corporate debt securities	470	23	—	493	—
	$536,334	$37	$(59,258)	$477,113	$—

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$192,156	$54	$(17,392)	$174,818	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	—	(2,100)	8,995	—
Private label mortgage and asset backed securities	53,066	—	(5,633)	47,433	8
Corporate debt securities	46,198	—	(2,876)	43,322	1,136
	$302,515	$54	$(28,001)	$274,568	$1,156

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,990	$—	$(1,036)	$8,954	$—
U.S. Government agencies	102	—	(7)	95	—
Obligations of states and political subdivisions	198,070	—	(17,848)	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	88,874	3	(5,525)	83,352	—
Private label mortgage and asset backed securities	372,610	10	(48,047)	324,573	—
`	$669,646	$13	$(72,463)	$597,196	$—

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$192,070	$70	$(14,188)	$177,952	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	10,758	—	(1,692)	9,066	—
Private label mortgage and asset backed securities	54,579	—	(5,944)	48,635	11
Corporate debt securities	46,086	—	(4,736)	41,350	1,020
	$303,493	$70	$(26,560)	$277,003	$1,051

Proceeds and gross realized (losses)/gains on investment securities for the years ended December 31, 2024, 2023, and 2022 are shown below (in thousands):

	Years Ended December 31,
	2024	2023	2022
Available-for-Sale Securities
Proceeds from sales or calls	$64,230	$26,361	$252,331
Gross realized gains from sales or calls	$—	$—	$5,235
Gross realized losses from sales or calls	$(4,199)	$(907)	$(6,965)

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

Losses recognized in 2024, 2023, and 2022 were incurred in order to strategically reposition the investment securities portfolio based on the current rate environment. The securities sold at a loss were acquired when the rate environment was not as volatile. The securities sold were primarily purchased to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to fund loan growth and enhance on-balance sheet liquidity.

The provision for income taxes includes $1,241,000, $268,000, and $511,000 income tax benefit from the reclassification of unrealized net losses on available-for-sale securities to realized net losses on available-for-sale securities for the years ended December 31, 2024, 2023, and 2022, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at December 31, 2024 and 2023 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2024		December 31, 2023
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	15,661	14,056	9,992	8,954
After five years through ten years	33,585	29,670	40,264	35,379
After ten years	144,514	129,972	157,804	144,843
	193,760	173,698	208,060	189,176
Investment securities not due at a single maturity date:
U.S. Government agencies	70	65	102	95
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	72,302	88,874	83,352
Private label mortgage and asset backed securities	265,302	230,555	372,610	324,573
Corporate debt securities	470	493	—	—
	$536,334	$477,113	$669,646	$597,196

	December 31, 2024		December 31, 2023
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	24,535	23,368	8,463	8,136
After five years through ten years	60,369	54,685	74,746	68,552
After ten years	107,252	96,765	108,861	101,264
	192,156	174,818	192,070	177,952
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	8,995	10,758	9,066
Private label mortgage and asset backed securities	53,066	47,433	54,579	48,635
Corporate debt securities	46,198	43,322	46,086	41,350
	$302,515	$274,568	$303,493	$277,003

At December 31, 2024, there were two issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$9,058	$(936)	$9,058	$(936)
U.S. Government agencies	—	—	65	(5)	65	(5)
Obligations of states and political subdivisions	1,853	(152)	162,787	(18,974)	164,640	(19,126)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	359	(4)	63,401	(4,434)	63,760	(4,438)
Private label residential mortgage and asset backed securities	—	—	226,070	(34,753)	226,070	(34,753)
	$2,212	$(156)	$461,381	$(59,102)	$463,593	$(59,258)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$110	$(2)	$172,229	$(17,390)	$172,339	$(17,392)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	8,995	(2,100)	8,995	(2,100)
Private label residential mortgage and asset backed securities	—	—	47,433	(5,633)	47,433	(5,633)
Corporate debt securities	—	—	43,322	(2,876)	43,322	(2,876)
	$110	$(2)	$271,979	$(27,999)	$272,089	$(28,001)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$8,954	$(1,036)	$8,954	$(1,036)
U.S. Government agencies	—	—	95	(7)	95	(7)
Obligations of states and political subdivisions	—	—	180,222	(17,848)	180,222	(17,848)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	392	(3)	82,760	(5,522)	83,152	(5,525)
Private label residential mortgage backed securities	—	—	323,655	(48,047)	323,655	(48,047)
	$392	$(3)	$595,686	$(72,460)	$596,078	$(72,463)

	December 31, 2023
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$108	$(1)	$175,309	$(14,187)	$175,417	$(14,188)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	9,066	(1,692)	9,066	(1,692)
Private label residential mortgage and asset backed securities	—	—	48,635	(5,944)	48,635	(5,944)
Corporate debt securities	—	—	41,350	(4,736)	41,350	(4,736)
	$108	$(1)	$274,360	$(26,559)	$274,468	$(26,560)

As of December 31, 2024, the Company had a total of 139 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of one U.S. Treasury security and U.S. Government agencies, 42 obligations of states and political subdivisions, 43 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 53 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at December 31, 2024. The Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. In addition, as of December 31, 2024, the Company determined that it is not more likely than not that the Company would be required to sell securities.

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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of December 31, 2024 and December 31, 2023.

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

The allowance for credit losses on HTM securities was $1,156,000 as of December 31, 2024 compared to $1,051,000 as of December 31, 2023. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly. The provisions for credit losses for the years ended December 31, 2024 and 2023 were driven solely from the impact of the economic scenarios. There were no changes to the weightings of the economic scenarios, or the assumptions used for the the estimated probabilities of default or loss given default.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the twelve months ended December 31, 2024 and 2023 (in thousands):

	For the Twelve Months Ended December 31,

Debt Securities Held-to-Maturity	2024	2023
Beginning ACL balance	$1,051	$—
Impact of adoption of ASU 2016-13	—	775
Provision to credit losses	105	276
Total Ending ACL balance	$1,156	$1,051

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

	December 31, 2024			December 31, 2023
Debt Securities Held-to-Maturity	AAA/AA/A	BBB	Unrated	AAA/AA/A	BBB/BB/B	Unrated
Obligations of states and political subdivisions	$192,156	$—	$—	$192,070	$—	$—
Private label mortgage and asset backed securities	51,427	—	1,639	46,334	—	8,245
Corporate debt securities	—	30,218	15,990	—	30,173	15,913
Total debt securities held-to-maturity	$243,583	$30,218	$17,629	$238,404	$30,173	$24,158

Investment securities with amortized costs totaling $476,966,000 and $343,629,000 and fair values totaling $435,571,000 and $315,069,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2024 and 2023, respectively.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,745,000 and $4,752,000 at December 31, 2024 and December 31, 2023 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	December 31, 2024	December 31, 2023
Commercial:
Commercial and industrial	$143,422	$105,466
Agricultural production	37,323	33,556
Total commercial	180,745	139,022
Real estate:
Construction & other land loans	67,869	33,472
Commercial real estate - owner occupied	323,188	215,146
Commercial real estate - non-owner occupied	913,165	539,522
Farmland	139,815	120,674
Multi-family residential	133,595	61,307
1-4 family - close-ended	123,445	96,558
1-4 family - revolving	35,421	27,648
Total real estate	1,736,498	1,094,327
Consumer:
Manufactured housing	322,263	—
Other installment	92,839	55,606
Total consumer	415,102	55,606
Total loans, net of discount	2,332,345	1,288,955
Net deferred origination costs	1,876	1,842
Loans, net of deferred origination costs	2,334,221	1,290,797
Allowance for credit losses	(25,803)	(14,653)
Total loans, net	$2,308,418	$1,276,144

At December 31, 2024 and December 31, 2023, loans originated under Small Business Administration (SBA) programs totaling $21,618,000 and $18,246,000, respectively, were included in the real estate and commercial categories, of which, $16,519,000 or 76% and $13,955,000 or 76%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses as of and for the twelve months ended December 31, 2024, 2023, and 2022 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,475	$9,792	$2,435	$951	$14,653
Allowance for loan loss on purchased credit deteriorated loans (PCD)	375	371	2	73	821
Provision for credit losses (1)	515	7,543	242	2,492	10,792
Charge-offs	(677)	—	—	(132)	(809)
Recoveries	64	60	72	150	346
Ending balance, December 31, 2024	$1,752	$17,766	$2,751	$3,534	$25,803
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $11,113 includes a $105 provision for held-to-maturity securities and a $216 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,820	$7,803	601	$284	$340	$10,848
Impact of adoption of ASU 2016-13	448	1,693	1,620	489	(340)	3,910
(Credit) provision for credit losses (1)	(766)	296	199	186	—	(85)
Charge-offs	(636)	—	—	(53)	—	(689)
Recoveries	609	—	15	45	—	669
Ending balance, December 31, 2023	$1,475	$9,792	$2,435	$951	$—	$14,653
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $309 includes a $276 provision for held-to-maturity securities and a $118 provision for unfunded loan commitments.

	Commercial	Real Estate	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2022	$2,011	$6,741	568	$280	$9,600
(Credit) provision for credit losses (1)	(531)	1,062	409	60	1,000
Charge-offs	(27)	—	(151)	—	(178)
Recoveries	367	—	59	—	426
Ending balance, December 31, 2022	$1,820	$7,803	$885	$340	$10,848
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $995 includes a $(5) credit for unfunded loan commitments.

During the twelve month period ended December 31, 2024, the provision for credit losses was primarily driven by the Day 1 provision for expected credit losses related to the loan portfolio acquired to the merger with Community West Bancshares. As of April 1, 2024, the Company recorded a provision for loan losses for non PCD loans of $10,877,000 and an allowance for credit losses for PCD loans $821,000 for the loan portfolio with a fair value of $920 million. During 2024, the Company adjusted the weightings utilized for the most likely, downside, or upside economic scenarios by adding a fourth scenario. The fourth economic scenario added was a downside scenario that projected less severe economic effects as compared to the existing downside scenario used in the reserve calculation. The more moderate downside scenario was added in recognition of the risk of a broader economic downturn in the economy occurring in the next twelve months not as severe as the previous downside scenario. Management believes that the addition of the fourth scenario provides a balanced range for expected credit losses. The Company updated its peer group during the second quarter of 2024, adding peer banks within the central coast of California and also larger peer banks due to the Company’s expanded footprint and increased asset size. Management believes that the allowance for credit losses at December 31, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table presents the composition of nonaccrual loans as of December 31, 2024 (in thousands). There were no loans on nonaccrual as of December 31, 2023.

	December 31, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$120	$120
Commercial real estate - non-owner occupied	—	378	378
Farmland	—	2,398	2,398
1-4 family real estate	—	2,335	2,335
Consumer	—	15	15
Manufactured housing	—	1,215	1,215
Total	$—	$6,461	$6,461

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of December 31, 2024 (in thousands). As of December 31, 2023, there were no collateral dependent loans.

	December 31, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial real estate - owner occupied	$—	$120	$—	$120
Commercial real estate - non-owner occupied	—	—	378	378
Farmland	—	2,398	—	2,398
1-4 family real estate	—	2,335	—	2,335
Manufactured housing	1,215	—	—	1,215
Total	$1,215	$4,853	$378	$6,446

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$29,768	$13,064	$16,231	$14,639	$4,518	$9,457	$44,199	$1,022	$132,898
Special mention	—	—	—	1,498	—	—	—	—	1,498
Substandard	29	—	1,545	—	—	1,106	6,700	—	9,380
Total	$29,797	$13,064	$17,776	$16,137	$4,518	$10,563	$50,899	$1,022	$143,776
Current period gross write-offs	$120	$—	$5	$—	$—	$45	$—	$—	$170

Agricultural production
Pass/Watch	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$48,191	$23,314	$45,741	$43,354	$31,354	$117,466	$7,086	$—	$316,506
Special mention	—	—	—	—	158	2,958	—	—	3,116
Substandard	—	1,765	—	—	946	584	—	—	3,295
Total	$48,191	$25,079	$45,741	$43,354	$32,458	$121,008	$7,086	$—	$322,917
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$95,131	$115,292	$188,516	$118,773	$74,762	$261,586	$33,453	$1,250	$888,763
Special mention	—	—	590	633	—	6,356	—	—	7,579
Substandard	—	—	—	—	—	15,846	—	—	15,846
Total	$95,131	$115,292	$189,106	$119,406	$74,762	$283,788	$33,453	$1,250	$912,188
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$7,691	$4,945	$21,383	$12,288	$29,379	$42,815	$5,731	$—	$124,232
Special mention	—	4,025	—	—	—	—	1,166	—	5,191
Substandard	—	—	3,312	—	2,029	4,962	—	—	10,303

Total	$7,691	$8,970	$24,695	$12,288	$31,408	$47,777	$6,897	$—	$139,726
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$2,501	$5,405	$63,350	$13,581	$6,993	$24,830	$3,975	$—	$120,635
Special mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	2,257	—	—	551	—	—	2,886
Total	$2,579	$5,405	$65,607	$13,581	$6,993	$25,381	$3,975	$—	$123,521
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$29,718	$5,808	$35,526
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	116	116
Total	$—	$—	$—	$—	$—	$—	$29,718	$5,924	$35,642
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured housing
Pass/Watch	$47,839	$43,468	$46,608	$39,299	$37,551	$105,216	$—	$—	$319,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	318	464	481	1,015	—	—	2,278
Total	$47,839	$43,468	$46,926	$39,763	$38,032	$106,231	$—	$—	$322,259
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Pass/Watch	$53,869	$22,700	$6,254	$4,987	$1,371	$5,740	$660	$—	$95,581
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	62	37	63	13	—	—	190
Total	$53,869	$22,715	$6,316	$5,024	$1,434	$5,753	$660	$—	$95,771
Current period gross write-offs	$58	$10	$50	$—	$—	$13	$1	$—	$132

Total loans outstanding (risk rating):
Pass/Watch	$315,399	$251,559	$438,443	$306,931	$200,220	$593,698	$158,213	$8,080	$2,272,543
Special mention	—	4,025	590	2,131	158	9,314	1,166	—	17,384
Substandard	107	1,780	7,494	501	3,519	24,077	6,700	116	44,294
Grand Total	$315,506	$257,364	$446,527	$309,563	$203,897	$627,089	$166,079	$8,196	$2,334,221

Current period total gross write-offs	$178	$10	$562	$—	$—	$58	$1	$—	$809

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$19,886	$17,129	$21,050	$4,643	$1,561	$6,980	$29,391	$215	$100,855
Special mention	—	277	139	183	107	272	3,750	—	4,728
Substandard	—	—	—	156	—	66	—	—	222
Total	$19,886	$17,406	$21,189	$4,982	$1,668	$7,318	$33,141	$215	$105,805
Current period gross write-offs	$241	$—	$323	$—	$—	$—	$—	$—	$564

Agricultural production
Pass/Watch	$153	$830	$14	$—	$251	$112	$30,241	$999	$32,600
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	676	—	—	—	—	300	—	976
Total	$153	$1,506	$14	$—	$251	$112	$30,541	$999	$33,576
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$6,953	$15,593	$1,305	$701	$1,538	$3,039	$4,167	$—	$33,296
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$20,648	$25,132	$20,783	$39,356	$21,831	$80,384	$3,207	$—	$211,341
Special mention	—	—	—	—	—	3,026	272	—	3,298
Substandard	—	—	—	—	—	497	—	—	497
Total	$20,648	$25,132	$20,783	$39,356	$21,831	$83,907	$3,479	$—	$215,136
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$81,153	$115,031	$77,375	$38,307	$12,181	$175,419	$19,218	$3,216	$521,900
Special mention	—	600	—	—	—	374	—	—	974
Substandard	—	—	—	—	13,625	2,344	—	—	15,969
Total	$81,153	$115,631	$77,375	$38,307	$25,806	$178,137	$19,218	$3,216	$538,843
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$8,382	$24,063	$10,873	$29,770	$11,155	$23,324	$8,695	$1,955	$118,217

Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	2,213	—	200	—	—	2,413
Total	$8,382	$24,063	$10,873	$31,983	$11,155	$23,524	$8,695	$1,955	$120,630
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$2,988	$1,847	$38,644	$2,364	$4,538	$10,417	$532	$—	$61,330
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,689	$64,056	$7,898	$2,259	$1,703	$18,237	$—	$809	$96,651
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$21,662	$6,213	$27,875
Current period gross write-offs	$75	$—	$—	$—	$—	$—	$—	$—	$75

Consumer
Pass/Watch	$34,866	$8,745	$6,503	$2,265	$2,007	$2,398	$643	$4	$57,431
Special mention	—	—	—	—	—	—	—	—	—
Substandard	182	—	42	—	—	—	—	—	224
Total	$35,048	$8,745	$6,545	$2,265	$2,007	$2,398	$643	$4	$57,655
Current period gross write-offs	$23	$—	$—	$—	$27	$—	$—	$—	$50

Total loans outstanding (risk rating):
Pass/Watch	$176,718	$272,426	$184,445	$119,665	$56,765	$320,310	$117,756	$13,411	$1,261,496
Special mention	—	877	139	183	107	3,672	4,022	—	9,000
Substandard	182	676	42	2,369	13,625	3,107	300	—	20,301
Grand Total	$176,900	$273,979	$184,626	$122,217	$70,497	$327,089	$122,078	$13,411	$1,290,797
Current period total gross write-offs	$339	$—	$323	$—	$27	$—	$—	$—	$689

The following table shows an aging analysis of the loan portfolio by class at December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$272	$—	$—	$272	$143,150	$143,422	$—	$—
Agricultural production	—	—	—	—	37,323	37,323	—	—
Real estate:
Construction & other land loans	—	—	—	—	67,869	67,869	—	—
Commercial real estate - owner occupied	242	—	—	242	322,946	323,188	—	120
Commercial real estate - non-owner occupied	—	—	378	378	912,787	913,165	—	378
Farmland	164	—	2,398	2,562	137,253	139,815	—	2,398
Multi-family residential	—	—	—	—	133,595	133,595	—	—
1-4 family - close-ended	2,071	1,909	78	4,058	119,387	123,445	—	2,335
1-4 family - revolving	648	—	—	648	34,773	35,421	—	—
Consumer:
Manufactured housing	535	—	460	995	321,268	322,263	—	1,215
Other installment	656	27	—	683	92,156	92,839	—	15
Deferred costs	—	—	—	—	1,876	1,876	—	—
Total	$4,588	$1,936	$3,314	$9,838	$2,324,383	$2,334,221	$—	$6,461

The following table shows an aging analysis of the loan portfolio by class at December 31, 2023 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$25	$—	$—	$25	$105,441	$105,466	$—	$—
Agricultural production	507	—	—	507	33,049	33,556	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	33,472	33,472	—	—
Commercial real estate - owner occupied	—	—	—	—	215,146	215,146	—	—
Commercial real estate - non-owner occupied	—	—	—	—	539,522	539,522	—	—
Farmland	—	—	—	—	120,674	120,674	—	—
Multi-family residential	—	—	—	—	61,307	61,307	—	—
1-4 family - close-ended	2,973	—	—	2,973	93,585	96,558	—	—
1-4 family - revolving	—	—	—	—	27,648	27,648	—	—
Consumer	169	68	—	237	55,369	55,606	—	—
Deferred costs	—	—	—	—	1,842	1,842	—	—
Total	$3,674	$68	$—	$3,742	$1,287,055	$1,290,797	$—	$—

Foregone interest on nonaccrual loans totaled $234,000, $0 and $132,000 for the years ended December 31, 2024, December 31, 2023 and December 31, 2022, respectively. Interest income recognized on non-accrual loans for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was $22,000, $0, and $210,000, respectively.

Under previous accounting standards, the Company had an average recorded investment in impaired loans of $3.7 million during the year ended December 31, 2022. Interest income recognized on a cash basis was not considered significant for financial reporting purposes for impaired loans during 2022.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the years ended December 31, 2024, 2023 or 2022.

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2024	2023
Land	$3,552	$729
Buildings and improvements	7,187	5,020
Furniture, fixtures and equipment	17,710	15,725
Leasehold improvements	15,520	10,218
	43,969	31,692
Less accumulated depreciation and amortization	(19,500)	(17,650)
	$24,469	$14,042

Depreciation and amortization included in occupancy and equipment expense totaled $2,206,000, $891,000 and $755,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Total goodwill at December 31, 2024 and 2023 was $96,828,000 and $53,777,000 respectively. Total goodwill at December 31, 2024 consisted of $43,051,000, $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the fair value of the consideration transferred of Community West Bancshares, Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the fair value of the net assets acquired and liabilities assumed as of each acquisition date accounted for under the purchase method of accounting.

Intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2024 acquisition of Community West Bancshares. Upon acquisition, the core deposit intangible asset of Community West Bancshares was recorded as $10,019,000.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the twelve months ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024		2023
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$53,777	$—	$53,777	$68
Additions	43,051	10,019	—	—
Amortizations	—	(751)	—	(68)
Ending Balance	$96,828	$9,268	$53,777	$—

The following table presents the estimated amortization expense for core deposit intangible assets remaining at December 31, 2024 (in thousands):

Estimated Amortization
2025	$1,002
2026	1,002
2027	1,002
2028	1,002
2029	1,002
Thereafter	4,258
Total	$9,268

7. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2024	2023
Savings	$172,976	$179,609
Money market	843,145	497,043
NOW accounts	470,548	251,334
Time, $250,000 or more	53,364	24,257
Time, under $250,000	389,920	137,828
	$1,929,953	$1,090,071
Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2025	$337,783
2026	85,957
2027	14,867
2028	4,028
2029	649
Thereafter	—
$443,284

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Savings	$603	$245	$25
Money market	20,284	8,910	848
NOW accounts	861	366	207
Time certificates of deposit	18,918	6,006	117
	$40,666	$15,527	$1,197

As of December 31, 2024 and December 31, 2023, uninsured deposits totaled $1,029,929,000 and $821,756,000, respectively.

8. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2024, the Company had $90,000,000 in Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding with a weighted average interest rate of 0.86%. The advances were acquired and recorded at fair value through the merger with Community West Bancshares on April 1, 2024 and mature in two tranches: $45,000,000 matures in April 2025 and $45,000,000 matures in June 2025. As of December 31, 2024, the remaining discount on the acquired FHLB advances was $1,558,000. In addition, the Company had a short-term advance of $45,000,000 outstanding as of December 31, 2024 with an interest rate of 4.52% and maturity in August 2025. At December 31, 2023, the Company had an overnight borrowing advance with the FHLB for $35,000,000 with an interest rate of 5.70%.

Approximately $1.1 billion in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $576.6 million as of December 31, 2024. FHLB advances are also secured by investment securities with amortized costs totaling $153.1 million and fair values totaling $193.4 million at December 31, 2024.  The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110 million and $110 million at December 31, 2024 and 2023, respectively, at interest rates which vary with market conditions. As of December 31, 2024 and 2023, the Company had no advances with correspondent banks.

Federal Reserve Bank (FRB) Line of Credit and Bank Term Funding Program - The Company has a line of credit in the amount of $3,669,000 and $4,448,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2024 and 2023, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,406,000 and $4,894,000 and market values totaling $3,828,000 and $4,374,000, respectively.

The Company participated in the Bank Term Funding Program (BTFP) which offered loans of up to one year in length to banks, savings associations, credit unions, and other eligible depository institutions pledging any collateral eligible for purchase by the Federal Reserve Banks in open market operations such as U.S. Treasuries, U.S. agency securities, and U.S. agency mortgage-backed securities. These assets were valued at par. The BTFP was an additional source of liquidity against high-quality securities during the liquidity crisis of 2023.

The Bank had no borrowings with the FRB as of December 31, 2024. At December 31, 2023, the Company had $45,000,000 outstanding as a short-term loan with the FRB under the BTFP at an interest rate of 4.81%. The Bank fully repaid the short-term borrowing in August 2024 and replaced it with a short-term FHLB advance of $45,000,000, as noted above.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2024 and December 31, 2023:

Credit Lines (In thousands)	December 31, 2024	December 31, 2023
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$738,556	$342,483
Balance outstanding, net of discount	$133,442	$35,000
Collateral pledged	$1,236,732	$612,702
Fair value of collateral	$1,083,041	$500,972
Federal Reserve Bank Term Funding Program (1)
Credit limit	$—	$46,174
Balance outstanding	$—	$45,000
Collateral pledged	$—	$53,650
Fair value of collateral	$—	$47,603
Federal Reserve Bank
Credit limit	$3,669	$4,448
Balance outstanding	$—	$—
Collateral pledged	$4,406	$4,894
Fair value of collateral	$3,828	$4,374
(1) Bank Term Funding Program loan was repaid in the third quarter of 2024 and replaced with an FHLB short-term advance that matures in August 2025.

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

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2024 are as follows (in thousands):

Years Ending December 31,
2025	$2,998
2026	2,700
2027	1,906
2028	987
2029	621
Thereafter	1,427
Total lease payments	10,639
Less: imputed interest	(324)
Present value of operating lease liabilities	$10,315

The table below summarizes the total lease cost for the period ending:

(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$2,992	$2,375	$2,187
Short-term lease cost	—	—	—
Variable lease cost	94	347	307
Total lease cost	$3,086	$2,722	$2,494

The table below summarizes other information related to our operating leases:

	December 31, 2024	December 31, 2023
Weighted average remaining lease term, in years	4.73	5.91
Weighted average discount rate	2.20%	1.40%

The table below shows operating lease right of use assets and operating lease liabilities as of :

(Dollars in thousands)	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$9,509	$8,311
Operating lease liabilities	$10,315	$9,120

The right-of-use-assets and lease liabilities are included with other assets and other liabilities on the consolidated balance sheets, respectively.

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	Federal	State	Total
2024
Current	$2,706	$1,493	$4,199
Deferred	(463)	(404)	(867)
Provision for income taxes	$2,243	$1,089	$3,332
2023
Current	$4,692	$3,502	$8,194
Deferred	176	(66)	110
Provision for income taxes	$4,868	$3,436	$8,304
2022
Current	$4,827	$3,445	$8,272
Deferred	80	144	224
Provision for income taxes	$4,907	$3,589	$8,496

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Unrealized loss on available-for-sale investment securities	$23,132	$27,716
Purchase accounting fair value adjustment	11,218	—
Allowance for credit losses	7,970	4,643
Deferred compensation	4,081	4,152
Net operating loss carryovers	3,175	1,754
Operating lease liabilities	3,049	2,696
Low income housing tax credit carry-forward	942	—
Other deferred tax assets	848	302
Mark-to-market adjustment	411	301
State taxes	253	718
Loan and investment impairment	133	280
Partnership income	128	74
Other-than-temporary impairment	30	30
Bank premises and equipment	—	229
Total deferred tax assets	55,370	42,895
Deferred tax liabilities:
Core deposit intangible	(2,814)	—
Operating lease right-of-use assets	(2,811)	(2,457)
Loan origination costs	(1,643)	(1,166)
Bank premises and equipment	(920)	—
Finance leases	(570)	(625)
FHLB stock	(191)	(191)
Total deferred tax liabilities	(8,949)	(4,439)
Net deferred tax assets	$46,421	$38,456

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors.  The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized.  More likely than not is defined as greater than a 50% chance.  All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed.  Thus, management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2024 and 2023.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes.  The significant items comprising these differences for the years ended December 31, 2024, 2023, and 2022 consisted of the following:

	2024	2023	2022
Federal income tax, at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	7.8%	8.0%	8.1%
Tax exempt investment security income, net	(4.0)%	(3.5)%	(3.7)%
Bank owned life insurance, net	(2.4)%	(0.6)%	(0.8)%
Compensation - stock compensation	(0.6)%	—%	(0.2)%
Low income housing tax credits	(2.2)%	(0.6)%	(0.3)%
Nondeductible employee compensation	1.0%	—%	—%
Nondeductible acquisition‑related expense	3.8%	—%	—%
Other	5.9%	0.2%	0.1%
Effective tax rate	30.3%	24.5%	24.2%

As of December 31, 2024, the Company had federal and California net operating loss (“NOL”) carry-forwards of $9,670,000 and $13,366,000, respectively. These NOLs were acquired through business combinations and are subject to Section 382 of the Internal Revenue Code of 1986, as amended (“IRC 382”). Approximately $4,490,000 of federal NOLs that were generated after 2017 do not expire. Remaining federal and California NOLs begin to expire at various dates between 2033 and 2044, if not used. While they are subject to IRC 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions.  The Company conducts all of its business activities in the State of California.  There are no pending U.S. federal or state income tax examinations by those taxing authorities.  The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2021 and by the state taxing authorities for the years ended before December 31, 2020.

The Company's investments, including amortization, in low income housing tax credit funds were $18,630,000 and $10,655,000 as of December 31, 2024 and 2023. The Company had gross commitments of $24,526,000 and $14,526,000 at December 31, 2024 and 2023, respectively of which $9,289,000 and $4,371,000 were unfunded as of December 31, 2024 and 2023, respectively. These investments are included in other assets on the consolidated balance sheets and the unfunded commitments are included in other liabilities. The Company recognized tax credits and other income tax benefits of $2,216,000 and $1,323,000 for the year ended December 2024 and 2023, respectively. Amortization of the investments recorded for the same periods were $1,976,000 and $1,114,000, respectively.

As of December 31, 2024, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.

During the years ended December 31, 2024 and 2023, the Company recorded no interest or penalties related to uncertain tax positions.

11. SENIOR DEBT AND SUBORDINATED DEBENTURES

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	December 31, 2024	December 31, 2023
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(266)	(411)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,889	$69,744

Subordinated Debentures

On November 12, 2021, the Company completed a private placement of $35.0 million aggregate principal amount of its fixed-to-floating rate subordinated notes (“Subordinated Debt”) due December 1, 2031. The Subordinated Debt initially bears a fixed interest rate of 3.13% per year. Commencing on December 1, 2026, the interest rate on the Subordinated Debt will reset each quarter at a floating interest rate equal to the then-current three month term SOFR plus 210 basis points. The Company may at its option redeem in whole or in part the Subordinated Debt on or after November 12, 2026 without a premium. The Subordinated Debt is treated as Tier 2 Capital for regulatory purposes.

Interest expense recognized by the Company for the Subordinated Debentures for the years ended December 31, 2024, 2023, and 2022 was $1,239,000, $1,239,000, and $1,239,000, respectively.

Senior Debt

On September 15, 2022, the Company entered into a $30.0 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the Prime Rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Community West Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

Interest expense recognized by the Company for the Senior Debt for the years ended December 31, 2024, 2023, and 2022 was $2,059,000, $2,053,000, and $544,000, respectively.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2024, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of December 31, 2024, the rate was 6.52%.  Interest expense recognized by the Company for the years ended December 31, 2024, 2023, and 2022 was $367,000, $360,000 and $188,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Correspondent Banking Agreements - The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits with correspondent banks totaled $14,263,000 at December 31, 2024.

Financial Instruments With Off-Balance-Sheet Risk - The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates.  These financial instruments consist of commitments to extend credit and standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and standby letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2024	2023
Commitments to extend credit	$399,331	$274,282
Standby letters of credit	$14,642	$1,988

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2024 and 2023.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2024, commercial loan commitments represent 45% of total commitments and are generally secured by collateral other than real estate or unsecured.  Real estate loan commitments represent 51% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  Consumer loan commitments represent the remaining 3% of total commitments and are generally unsecured.  In addition, the majority of the Bank’s loan commitments have variable interest rates.

At December 31, 2024 and 2023, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $1,055,000 and $839,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in this contingent allocation are recorded in other non-interest expense.

Concentrations of Credit Risk - At December 31, 2024, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 82% of total loans of which 7.7% were commercial and 74.3% were real-estate-related.

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

Investments in Low Income Housing Tax Credit Funds - The unfunded commitments as of December 31, 2024 and 2023 in low income housing tax credit funds were $9,289,000 and $4,371,000, respectively. All commitments will be paid by the Company by 2038.

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

Bank holding companies with consolidated assets of $3 billion or more including banks like Community West Bank must comply with minimum capital ratio requirements which consist of the following: (i) a new common equity Tier 1 capital to total risk weighted assets ratio of 4.5%; (ii) a Tier 1 capital to total risk weighted assets ratio of 6%; (iii) a total capital to total risk weighted assets ratio of 8%; and (iv) a Tier 1 capital to adjusted average total assets (“leverage”) ratio of 4%.

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

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2024 and 2023.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s regulatory capital ratios as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2024	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$316,343	9.17%	$138,018	4.00%
Common Equity Tier 1 Ratio (CET 1)	$311,343	11.15%	$125,632	4.50%
Tier 1 Risk-Based Capital Ratio	$316,343	11.33%	$167,510	6.00%
Total Risk-Based Capital Ratio	$379,091	13.58%	$223,346	8.00%

December 31, 2023
Tier 1 Leverage Ratio	$222,567	9.18%	$98,048	4.00%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%	$75,561	4.50%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%	$100,748	6.00%
Total Risk-Based Capital Ratio	$273,699	16.08%	$134,330	8.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.

The following table presents the Bank’s regulatory capital ratios as of December 31, 2024 and December 31, 2023, as well as the minimum capital ratios for capital adequacy for the Bank:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2024	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$377,411	11.04%	$138,031	4.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%

December 31, 2023
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
Dividends - During 2024, the Bank declared and paid cash dividends to the Company in the amount of $14,000,000, in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $8,230,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2024. During the year ended December 31, 2024, the Company repurchased and retired common stock in the amount of $38,000 in connection with amounts withheld for the vesting of equity awards for tax obligations.

During 2023, the Bank declared and paid dividends to the Bank in the amount of $6,963,000 in connection with the senior and subordinated debt proceeds approved by the Company’s Board of Directors. The Company declared and paid a total of $5,657,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2023. During the year ended December 31, 2023, the Company repurchased and retired common stock in the amount of $1,000.

During 2022, the Bank and paid cash dividends to the Company in the amount of $38,000,000, in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $5,638,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2022. During the year ended December 31, 2022, the Company repurchased and retired common stock in the amount of $6,814,000.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank.  The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2024, $50,362,000 of the Bank’s retained earnings were free of these restrictions.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2024	2023	2022
Basic Earnings Per Common Share:
Net income	$7,666	$25,536	$26,645
Weighted average shares outstanding	17,077,017	11,728,858	11,715,376
Net income per common share	$0.45	$2.17	$2.27
Diluted Earnings Per Common Share:
Net income	$7,666	$25,536	$26,645
Weighted average shares outstanding	17,077,017	11,728,858	11,715,376
Effect of dilutive stock options and warrants	102,779	24,014	23,698
Weighted average shares of common stock and common stock equivalents	17,179,796	11,752,872	11,739,074
Net income per diluted common share	$0.45	$2.17	$2.27

No outstanding options or restricted stock awards considered were anti-dilutive at December 31, 2024, 2023, and 2022.

14. EQUITY-BASED COMPENSATION

In May 2015, the Company adopted the Community West Bancshares 2015 Omnibus Incentive Plan (2015 Plan). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 207,998 shares remain reserved for future grants as of December 31, 2024.

Share-based compensation cost recognized for the 2015 Plan plans was $879,000, $858,000, and $776,000 for the years ended December 31, 2024, 2023, and 2022, respectively. The recognized tax benefit for the exercise of stock options resulted in the recognition of $81,000, $0, and $87,000 for the years ended December 31, 2024, 2023, and 2022, respectively.

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

A summary of the combined activity of the stock option activity during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	52,805	$9.81
Options granted	—	$—
Options exercised	(50,205)	$9.74
Options forfeited	(2,600)	$11.12
Options outstanding at December 31, 2022	—	$—	—	$—
Options granted	—	$—
Options outstanding at December 31, 2023	—	$—	—	$—
Options issued through acquisition	390,462	$13.23
Options granted	—	$—
Options exercised	(37,289)	$12.47
Options forfeited	(54,510)	$13.80
Options outstanding at December 31, 2024	298,663	$13.22	3.49	$1,837,658

The significant assumptions used to estimate fair value of the issued options at the time of the acquisition included: risk free rate 4.35%; dividend rate 4.31%, expected volatility 46.95%, and a weighted average expected term of 4.92 years.

Information related to the stock option plan during each year follows (in thousands):

	2024	2023	2022
Intrinsic value of options exercised	$282	$—	$496
Cash received from options exercised	$465	$—	$489
Excess tax benefit realized for option exercises	$81	$—	$87
As of December 31, 2024, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested.

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

The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Outstanding restricted awards related to these agreements are presented in the table below. Common stock awards for performance vest immediately. During 2024 and 2023 the Company awarded 0 and 10,347 common stock awards, recognizing compensation expense for these shares of $0 and $221,000, respectively.

The following table summarizes restricted stock activity for the years ended as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2022	24,177	$20.50
Granted	56,089	$17.75
Vested	(33,316)	$20.39
Forfeited	(244)	$20.50
Nonvested outstanding shares at December 31, 2022	46,706	$17.28
Granted	69,692	$15.86
Vested	(40,387)	$17.9
Forfeited	(878)	$15.79
Nonvested outstanding shares at December 31, 2023	75,133	$15.65
Granted	72,360	$16.93
Vested	(46,339)	$15.02
Forfeited	(3,658)	$15.96
Nonvested outstanding shares at December 31, 2024	97,496	$16.89
The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries. Each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated.

As of December 31, 2024, there were 97,496 shares of restricted stock that are nonvested and expected to vest. Share-based compensation cost charged against income for restricted stock awards was $879,000, $612,000 and $474,000 for the year ended December 31, 2024, 2023, and 2022 respectively.

As of December 31, 2024, there was $1,097,000 of total unrecognized compensation cost related to nonvested restricted common stock.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 2.15 years and will be adjusted for subsequent changes in estimated forfeitures. Restricted common stock awards had an intrinsic value of $1,888,000 at December 31, 2024.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan.  The 401(k) plan covers substantially all employees who have completed a one-month employment period.  Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service.  Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors.  Participants are automatically vested 100% in all employer contributions.  The Bank contributed $550,000, $850,000, and $1,000,000 to the profit sharing plan in 2024, 2023, and 2022, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts.  The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2024, 2023, and 2022, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2024, 2023, and 2022, the Bank made matching contributions totaling $1,623,000, $1,089,000, and $1,046,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program.  Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.32% at December 31, 2024).  At December 31, 2024 and 2023, the total net deferrals included in accrued interest payable and other liabilities were $4,265,000 and $4,131,000, respectively.

In connection with the above plan, single premium universal life insurance policies on the life of certain directors were purchased by the Bank, which is the beneficiary and owner of the policies.  The cash surrender value of the policies totaled $11,510,000 and $11,252,000 and at December 31, 2024 and 2023, respectively.  Income recognized on these policies, net of related expenses, for the years ended December 31, 2024, 2023, and 2022, was $258,000, $292,000, and $278,000, respectively.

In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.32% at December 31, 2024).  At December 31, 2024 and 2023, the total net deferrals included in accrued interest payable and other liabilities were $238,000 and $271,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives.  Under these plans, the Bank is obligated to provide the executives with annual benefits for 0-15 years after retirement.  In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB.  The liability relates to change in control benefits associated with their salary continuation plans.  The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives.  The expense (benefit) recognized under these plans for the years ended December 31, 2024, 2023, and 2022, totaled $541,000, $186,000, and $(430,000), respectively. Note, the expense is effected by the changing discount rate used to calculate the liability. Accrued compensation payable under the salary continuation plans totaled $8,689,000 and $9,291,000 at December 31, 2024 and 2023, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.

In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $41,809,000 and $30,320,000 at December 31, 2024 and 2023, respectively.  Income recognized on these policies, net of related expense, for the years ended December 31, 2024, 2023, and 2022 totaled $1,068,000, $743,000, and $706,000, respectively.

Employee Stock Purchase Plan - During 2017, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase the Company’s stock at a discount to fair market value as of the date of purchase. The Company bears all costs of administering the plan, including broker’s fees, commissions, postage and other costs actually incurred.

As of December 31, 2024, the Company had 402,579 shares remaining for purchase under the plan.

16. RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

	2024	2023
Balance, January 1	$24,278	23,727
Disbursements	145	1,383
Amounts repaid	(661)	(832)
Balance, December 31	$23,762	$24,278
Undisbursed commitments to related parties, December 31	$464	$547

As of December 31, 2024 and 2023, the Company had $39,669,000 and $12,921,000 in related party deposits, respectively.

17. FAIR VALUE MEASUREMENTS

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,029	$28,029	$—	$—	$28,029
Interest-earning deposits in other banks	92,369	92,369	—	—	92,369
Held-to-maturity investment securities	301,359	—	274,568	—	274,568
Loans, net	2,308,418	—	—	2,252,462	2,252,462
Financial liabilities:
Time deposits	443,284	—	440,046	—	440,046
Borrowings	133,442	—	133,743	—	133,743
Senior debt and subordinated debentures	69,889	—	—	62,535	62,535

	December 31, 2023
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$30,017	$30,017	$—	$—	$30,017
Interest-earning deposits in other banks	23,711	23,711	—	—	23,711
Held-to-maturity investment securities	302,442	—	277,003	—	277,003
Loans, net	1,276,144	—	—	1,213,098	1,213,098
Financial liabilities:
Time deposits	162,085	—	160,839	—	160,839
Short-term borrowings	80,000	—	79,991	—	79,991
Senior debt and subordinated debentures	69,744	—	—	61,121	61,121

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

Assets Recorded at Fair Value

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2024 and 2023:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements (in thousands):

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$9,058	$—	$9,058	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	164,640	—	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	72,302	—	72,302	—
Private label mortgage and asset backed securities	230,555	—	230,555	—
Equity Securities	6,586	6,586	—	—
Total assets measured at fair value on a recurring basis	$483,206	$6,586	$476,620	$—

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Available-for-sale debt securities:
U.S. Treasury securities	$8,954	$—	$8,954	$—
U.S. Government agencies	95	—	95	—
Obligations of states and political subdivisions	180,222	—	180,222	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	83,352	—	83,352	—
Private label residential mortgage and asset backed securities	324,573	—	324,573	—
Corporate debt securities	—	—	—	—
Equity Securities	6,649	6,649	—	—
Total assets measured at fair value on a recurring basis	$603,845	$6,649	$597,196	$—

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the years ended December 31, 2024 and 2023, no transfers between levels occurred.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2024 or December 31, 2023. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2024 or December 31, 2023.

Non-Recurring Basis

There were no assets measured on a non-recurring basis at December 31, 2024 and December 31, 2023.

18. OPERATING SEGMENTS

The Company has one reportable segment: banking operations. Loans and leases, investment securities, interest-bearing deposits and non-interest income provide the revenues of the banking operation. Loans and leases generate a majority of the Company’s interest and fee income. Interest income earned on investment securities and interest-bearing deposits are another source of revenue. Non-interest income is derived from deposit products offered to customers that generate fees and service charge income. Additional other sources of non-interest income include earnings from bank owned life insurance, merchant card services, and other investments. Interest expense, provisions for credit losses, salaries and employee benefits, and data processing provide the significant expenses in banking operations. These significant expenses are the same as those disclosed in the Company’s Consolidated Statements of Income and Consolidated Statements of Cash Flows.

The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The CODM is provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate the revenue streams, significant expenses, and budget-to-actual results in assessing the Company’s segment and determining the allocation of resources. Additionally, the CODM reviews performance of various components of banking operations, such as asset mix, funding sources for assets, and overhead costs, in order to assess product pricing, profitability and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in assessing performance and in establishing compensation.

	Years ended December 31,
	2024	2023	2022
Interest and dividend income	$160,388	$102,418	$82,988
Reconciliation of revenue:
Other noninterest income	6,445	7,020	5,054
Total consolidated revenue	166,833	109,438	88,042
Less:
Interest expense	50,021	19,989	3,422
Segment net interest income and noninterest income	116,812	89,449	84,620
Less:
Provision for credit losses	11,113	309	995
Salaries and employee benefits	48,470	31,367	28,917
Other segment items (1)	46,231	23,933	19,567
Income tax expense	3,332	8,304	8,496
Consolidated net income	$7,666	$25,536	$26,645

	As of December 31,
Reconciliation of assets	2024	2023
Total assets for reportable segment	$3,521,771	$2,433,426
Adjustments and reconciling items	—	—
Total consolidated assets	$3,521,771	$2,433,426
(1) - Other segment items include other non-interest expense such as occupancy expense, data processing, professional fees, regulatory assessments, and advertising.

19. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2024 and 2023

(In thousands)	2024	2023
ASSETS
Cash and cash equivalents	$303	$776
Investment in Bank subsidiary	428,907	274,596
Other assets	3,564	1,704
Total assets	$432,774	$277,076
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Senior debt and subordinated debentures	$69,889	$69,744
Other liabilities	200	268
Total liabilities	70,089	70,012
Shareholders’ equity:
Common stock	207,816	62,550
Retained earnings	209,984	210,548
Accumulated other comprehensive loss, net of tax	(55,115)	(66,034)
Total shareholders’ equity	362,685	207,064
Total liabilities and shareholders’ equity	$432,774	$277,076

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
Income:
Dividends declared by Subsidiary (Company) - eliminated in consolidation	$14,000	$6,963	$(38,000)
Other income	30	11	6
Total income	14,030	6,974	(37,994)
Expenses:
Interest on subordinated debentures and borrowings	3,298	3,652	1,971
Professional fees	514	1,305	239
Other expenses	3,825	283	601
Total expenses	7,637	5,240	2,811
Income (loss) before equity in undistributed net income of Subsidiary	6,393	1,734	(40,805)
Equity in undistributed (deficit in distributed) net income of Subsidiary, net of distributions	(477)	22,256	66,583
Income before income tax benefit	5,916	23,990	25,778
Benefit from income taxes	1,750	1,546	867
Net income	$7,666	$25,536	$26,645

Total other comprehensive income (loss)	10,919	15,193	(88,859)
Comprehensive income (loss)	$18,585	$40,729	$(62,214)

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2024, 2023, and 2022

(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$7,666	$25,536	$26,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary, net of distributions	477	(22,256)	(66,583)
Equity-based compensation	879	858	776
Amortization of unamortized issuance cost	143	145	145
Net (increase) decrease in other assets	(2,015)	(715)	(499)
Net increase (decrease) in other liabilities	(68)	(542)	390
Benefit for deferred income taxes	—	—	15
Net cash provided by (used in) operating activities	7,082	3,026	(39,111)
Cash flows used in investing activities:
Investment in subsidiary	—	—	—
Cash flows from financing activities:
Proceeds from issuance of subordinated and senior debt	—	—	30,000
Cash dividend payments on common stock	(8,230)	(5,657)	(5,638)
Purchase and retirement of common stock	(38)	(1)	(6,814)
Proceeds from exercise of stock options	465	—	489
Proceeds from stock issued under employee stock purchase plan	248	206	216
Net cash (used in) provided by financing activities	(7,555)	(5,452)	18,253
(Decrease) increase in cash and cash equivalents	(473)	(2,426)	(20,858)
Cash and cash equivalents at beginning of year	776	3,202	24,060
Cash and cash equivalents at end of year	$303	$776	$3,202

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$2,756	$4,180	$1,431

20. SUBSEQUENT EVENT

Dividend Declared

On January 22, 2025, the Board of Directors declared a 0.12 per share cash dividend payable on February 21, 2025 to shareholders of record as of February 7, 2025.

ITEM 9 -CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A -CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. We reviewed the results of management’s assessment with our Audit Committee.

Audit Report of the Independent Registered Public Accounting Firm. Moss Adams LLP, an independent registered public accounting firm, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Moss Adams’ report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C-     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 -DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

CODE OF ETHICS

We maintain and enforce Code of Business Conduct and Ethics that applies to all employees, including our CEO and CFO. A copy of our Code of Business Conduct and Ethics, has been posted on the Investor Relations portion of our website, under the Investor Menu - Corporate Information - Governance Documents, at www.communitywestbank.com.

We intend to disclose any changes or amendments to our code of ethics or waivers from our code of ethics applicable to our CEO by posting such changes or waivers to our website.

ITEM 11 -EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

3.3	Bank Holding Company Merger Agreement, dated March 20, 2024, effective April 1, 2024, attached as Exhibit 3.1 to Form 8-K, filed April 3, 2024, and incorporated herein by reference.

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

10.48
Change in Control Agreement by and between Central Valley Community Bank and Shannon Livingston, effective September 22, 2023, attached as Exhibit 99.1 to the Form 8K filed September 22, 2023 and incorporated herein by reference.*

10.49
Employment Agreement between Central Valley Community Bancorp and Martin E. Plourd, dated October 10, 2023, attached as Exhibit 10.1 to Form 8-K, filed April 3, 2024, and incorporated herein by reference.

10.50
Employment Agreement among Community West Bancshares and Community West Bank and Patrick A. Luis, dated April 1, 2024, attached as Exhibit 10.3 to Form 8-K, filed April 3, 2024, and incorporated herein by reference.

10.51	Employment Agreement between Community West Bank and William F. Filippin, dated April 1, 2024, attached as Exhibit 10.5 to Form 8-K, filed April 3, 2024, and incorporated herein by reference.

10.52	Employment Agreement between Community West Bank and A. Kenneth Ramos, dated April 1, 2024, attached as Exhibit 10.8 to Form 8-K, filed April 3, 2024, and incorporated herein by reference.

10.53
Employment Agreement among Community West Bancshares and Community West Bank and Shannon R. Livingston, dated January 30, 2025, attached as Exhibit 10.4 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.54	Employment Agreement between Community West Bank and Dawn M. Cagle, dated January 30, 2025, attached as Exhibit 10.1 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.55	Employment Agreement between Community West Bank and Blaine C. Lauhon, dated January 30, 2025, attached as Exhibit 10.3 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.56	Employment Agreement between Community West Bank and Jeffrey M. Martin, dated January 30, 2025, attached as Exhibit 10.5 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.57	Employment Agreement between Community West Bank and Timothy J. Stronks, dated January 30, 2025, attached as Exhibit 10.6 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.58
Salary Continuation Agreement between Community West Bank and Shannon R. Livingston, dated January 30, 2025, attached as Exhibit 10.7 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.59
Split Dollar Life Insurance Agreement between Community West Bank and Shannon R. Livingston, dated January 30, 2025, attached as Exhibit 10.8 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

10.60
First Amendment to Amended Executive Salary Continuation Agreement between Community West Bank and James J. Kim, dated January 30, 2025, attached as Exhibit 10.9 to Form 8-K, filed January 31, 2025, and incorporated herein by reference.

19.1	Insider Trading Policy

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated by reference.

23.1	Consent of Moss Adams LLP

23.2	Consent of Crowe LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Executive Officer Incentive Compensation Recovery Policy, attached as Exhibit 97.1 to Annual Report on Form 10K for the year ended December 31, 2023, and incorporated by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

ITEM 16     FORM 10-K SUMMARY

Omitted at registrant’s option

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES

Date:	March 17, 2025	By:	/s/ James J. Kim
James J. Kim
Chief Executive Officer
(Principal Executive Officer)

Date:	March 17, 2025	By:	/s/ Shannon R. Livingston
Shannon R. Livingston
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

/s/ James J. Kim	Date: March 17, 2025
James J. Kim,
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shannon R. Livingston	Date: March 17, 2025
Shannon R. Livingston

Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Daniel J. Doyle	Date: March 17, 2025
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Robert H. Bartlein	Date: March 14, 2025
Robert H. Bartlein,
Vice Chairman of the Board and Director

/s/ Suzanne M. Chadwick	Date: March 14, 2025
Suzanne M. Chadwick, Director

/s/ Daniel N. Cunningham	Date: March 17, 2025
Daniel N. Cunningham, Director

/s/ Tom L. Dobyns	Date: March 14, 2025
Tom L. Dobyns, Director

/s/ F.T. “Tommy” Elliott, IV	Date: March 17, 2025
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	Date: March 17, 2025
Robert J. Flautt, Director

/s/ James W. Lokey	Date: March 17, 2025
James W. Lokey, Director

/s/ Andriana D. Majarian	Date: March 17, 2025
Andriana D. Majarian, Director

/s/ Steven D. McDonald	Date: March 17, 2025
Steven D. McDonald, Director

/s/ Martin E. Plourd	Date: March 17, 2025
Martin E. Plourd, President & Director

/s/ Dorothea D. Silva	Date: March 17, 2025
Dorothea D. Silva, Director

/s/ William S. Smittcamp	Date: March 17, 2025
William S. Smittcamp, Director

/s/ Kirk B. Stovesand	Date: March 17, 2025
Kirk B. Stovesand, Director