Form 10-Q
period 2025-03-31
Community West Bancshares
filed 2025-05-09
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐
Non-accelerated filer	☐	Small reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of May 6, 2025 there were 19,061,344 shares of the registrant’s common stock outstanding.
2

COMMUNITY WEST BANCSHARES

2025 QUARTERLY REPORT ON FORM 10-Q

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
•economic uncertainty attributable to the imposition of tariffs by the Trump administration;
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
•compliance with governmental and regulatory requirements, relating to banking, consumer protection, securities and tax matters and changes in those requirements made by the Trump administration; and
•our ability to the manage the foregoing.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Further information on other factors that could affect the financial results of the Company are included in Item 1A of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC website at http://www.sec.gov.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2025	December 31, 2024

ASSETS
Cash and due from banks	$35,710	$28,029
Interest-earning deposits in other banks	112,682	92,369
Total cash and cash equivalents	148,392	120,398
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $525,499 at March 31, 2025 and $536,334 at December 31, 2024, respectively	469,033	477,113
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $974 at March 31, 2025 and $1,156 at December 31, 2024, respectively	301,160	301,359
Equity securities, at fair value	6,684	6,586
Loans, less allowance for credit losses of $26,095 at March 31, 2025 and $25,803 at December 31, 2024, respectively	2,320,802	2,308,418
Bank premises and equipment, net	23,828	24,469
Bank-owned life insurance	53,685	53,319
Federal Home Loan Bank stock	10,978	10,978
Goodwill	96,828	96,828
Core deposit intangibles	9,017	9,268
Accrued interest receivable and other assets	112,679	113,035
Total assets	$3,553,086	$3,521,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,012,288	$980,824
Interest bearing	1,916,390	1,929,953
Total deposits	2,928,678	2,910,777
Borrowings	134,377	133,442
Senior debt and subordinated debentures, less debt issuance costs of $230 at March 31, 2025 and $266 at December 31, 2024	69,925	69,889
Accrued interest payable and other liabilities	47,909	44,978
Total liabilities	3,180,889	3,159,086
Commitments and contingencies (Note 9)
Shareholders’ equity:
Non-voting common stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 19,061,009 and 18,974,647 at March 31, 2025 and December 31, 2024, respectively.	208,958	207,816
Retained earnings	215,999	209,984
Accumulated other comprehensive loss, net of tax	(52,760)	(55,115)
Total shareholders’ equity	372,197	362,685
Total liabilities and shareholders’ equity	$3,553,086	$3,521,771

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per-share amounts)	2025	2024
INTEREST INCOME:
Interest and fees on loans	$38,425	$18,299
Interest on deposits in other banks	1,056	432
Interest and dividends on investment securities:
Taxable	4,350	5,500
Exempt from Federal income taxes	1,307	1,396
Total interest income	45,138	25,627
INTEREST EXPENSE:
Interest on deposits	10,388	5,018
Interest on borrowings	1,673	621
Interest on senior debt and subordinated debentures	895	915
Total interest expense	12,956	6,554
Net interest income before provision for credit losses	32,182	19,073
(CREDIT) PROVISION FOR CREDIT LOSSES	(41)	575
Net interest income after (credit) provision for credit losses	32,223	18,498
NON-INTEREST INCOME:
Service charges	502	384
Net realized losses on sales and calls of investment securities	—	(373)
Other income	2,109	1,625
Total non-interest income	2,611	1,636
NON-INTEREST EXPENSES:
Salaries and employee benefits	12,959	8,638
Occupancy and equipment	2,827	1,543
Other	7,684	5,152
Total non-interest expenses	23,470	15,333
Income before provision for income taxes	11,364	4,801
Provision for income taxes	3,071	1,125
Net income	$8,293	$3,676
Earnings per common share:
Basic earnings per share	$0.44	$0.31
Weighted average common shares used in basic computation	18,933,830	11,750,528
Diluted earnings per share	$0.44	$0.31
Weighted average common shares used in diluted computation	19,014,773	11,790,231
Cash dividend per common share	$0.12	$0.12

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Net income	$8,293	$3,676
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,755	2,086
Reclassification of net losses included in net income	—	373
Amortization of net unrealized losses transferred	589	586
Other comprehensive income, before tax	3,344	3,045
Tax effect	(989)	(900)
Total other comprehensive income	2,355	2,145
Comprehensive income	$10,648	$5,821

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED March 31, 2025 AND 2024
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064
Net income	—	—	3,676	—	3,676
Other comprehensive income	—	—	—	2,145	2,145
Stock issued under employee stock purchase plan	4,380	70	—	—	70
Stock awarded to employees	300	—	—	—	—
Restricted stock granted net of forfeitures	9,275	—	—	—	—
Stock-based compensation expense	—	181	—	—	181
Cash dividend	—	—	(1,419)	—	(1,419)
Balance, March 31, 2024	11,831,994	$62,801	$212,805	$(63,889)	$211,717

Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685
Net income	—	—	8,293	—	8,293
Other comprehensive income	—	—	—	2,355	2,355
Stock issued under employee stock purchase plan	6,642	123	—	—	123
Restricted stock granted net of forfeitures	9,507	—	—	—	—
Stock-based compensation expense	—	291	—	—	291
Cash dividend	—	—	(2,278)	—	(2,278)
Stock options exercised, net	74,343	808	—	—	808
Repurchase and retirement of common stock	(4,130)	(80)	—	—	(80)
Balance, March 31, 2025	19,061,009	$208,958	$215,999	$(52,760)	$372,197

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,293	$3,676
Adjustments to reconcile net income to net cash provided by operating activities:
Net (decrease) increase in deferred loan fees	25	(378)
Depreciation	805	381
Accretion of discounts on investments	(444)	(443)
Amortization of premiums on investments	1,046	1,266
Amortization of debt issuance costs	36	36
Accretion of premiums and discounts on acquired loans, net	(3,370)	(41)
Amortization of fair value marks on liabilities assumed	1,287	—
Stock-based compensation	291	181
(Credit) provision for credit losses	(41)	575
Net realized losses on sales and calls of available-for-sale investment securities	—	373
Net loss on disposal of premises and equipment	36	—
Net change in equity securities	(98)	70
Appreciation in cash surrender value of bank owned life insurance	(366)	(275)
Net increase in accrued interest receivable and other assets	(565)	(2,900)
Net increase in accrued interest payable and other liabilities	2,958	670
Provision for deferred income taxes	1,174	832
Net cash provided by operating activities	11,067	4,023
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales or calls of available-for-sale investment securities	—	5,700
Proceeds from maturity and principal repayments of available-for-sale investment securities	9,659	18,731
Proceeds from maturity and principal repayments of held-to-maturity investment securities	555	268
Net (increase) decrease in loans	(9,210)	3,661
Purchases of premises and equipment	(317)	(441)
Proceeds from sale of premises and equipment	117	—
Net cash provided by investing activities	804	27,919
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	7,725	(22,424)
Net increase in time deposits	9,825	12,062
Proceeds from short-term borrowings from Federal Home Loan Bank	178,000	331,000
Repayments of short-term borrowings to Federal Home Loan Bank	(178,000)	(344,000)
Repurchase and retirement of common stock	(80)	—
Proceeds from stock issued under employee stock purchase plan	123	70
Proceeds from exercise of stock options	808	—
Cash dividend payments on common stock	(2,278)	(1,419)
Net cash used in by financing activities	16,123	(24,711)
Increase in cash and cash equivalents	27,994	7,231
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,398	53,728
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,392	$60,959

See notes to unaudited consolidated financial statements.

	For the Three Months Ended March 31,
(In thousands)	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$13,100	$5,788
Income taxes	—	—
Operating cash flows from operating leases	820	577
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$2,755	$2,459
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1. Basis of Presentation

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2024 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2025, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2025 and 2024 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM is provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate the revenue streams, significant expenses, and budget-to-actual results in assessing the Company’s segment and determining the allocation of resources. Additionally, the CODM reviews performance of various components of banking operations, such as asset mix, funding sources for assets, and overhead costs, in order to assess product pricing, profitability and evaluate return on assets. The CODM uses consolidated net income to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in assessing performance and in establishing compensation.

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2025. None of the reclassifications had an impact on equity or net income.

Recently Issued or Adopted Accounting Pronouncements
In November 2024, the FASB issued guidance within ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Topic 220). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. Entities will be required to disclose the amounts of employee compensation, depreciation, and intangible asset amortization included in each relevant expense caption. The update also requires entities to include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements, disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027 and may be applied on a prospective or retrospective basis. The Company is currently evaluating the impact these amendments will have on its Consolidated Financial Statements.

In December 2023, the FASB issued guidance within ASU 2023-09, Income Taxes (Topic 740). The amendments in this update are intended to increase visibility into various income tax components that affect the reconciliation of the effective tax rate to the statutory rate, as well as the qualitative and quantitative aspects of those components. Public business entities will be required to disclose on an annual basis, specific categories in the rate reconciliation and provide additional information for reconciling items that meet or exceed a five percent threshold (computed by multiplying pretax income by the applicable statutory income tax rate) and include disclosure of state and local jurisdictions that make up the majority of the state and local income tax category in the rate reconciliation. Additional disclosure items include disaggregation of income taxes paid to and income tax expense from federal, state, and foreign jurisdictions as well as disaggregation of income taxes paid to individual jurisdictions in which income taxes paid are equal to or greater than five percent of total income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption of this accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements but will result in the expansion of the income tax disclosures.

FASB issued ASU 2023-07, Segment Reporting: Improvements to Reportable Segment Disclosures. This ASU was issued to address stakeholder requests for more detailed information about expenses within each reportable segment and address disclosure requirements there within. The amendments retain existing disclosure requirements, and expand upon them for both interim and annual reporting periods. In addition, entities with a single reportable segment must now provide all segment disclosures required, including the new disclosure requirements. The Company adopted this guidance beginning with the annual period ending December 31, 2024 and applied these updates on a retrospective basis. Upon adoption, the Company provided additional expense detail within its segment disclosures and there was no impact on the Company's financial position or results of operations.

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

The following table summarizes the consideration paid for Community West and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

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

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit deteriorated loans from the recent acquisition on April 1, 2024, and their respective expected contractual cash flows as of the acquisition date (in thousands):

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

The acquisition improved the Company’s footprint in Central California, expanding to the Central Coast. The acquisition diversified its commercial banking business, adds additional revenue enhancing products, improved the Bank’s loan to deposit ratio, and creates operational efficiencies. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as Community West was merged into the Company and separate financial information is not readily available.

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	March 31, 2025
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,994	$—	$(770)	$9,224	$—
U.S. Government agencies	69	—	(3)	66	—
Obligations of states and political subdivisions	183,031	—	(20,796)	162,235	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	74,625	11	(4,042)	70,594	—
Private label mortgage and asset backed securities	257,322	6	(30,901)	226,427	—
Corporate debt securities	458	29	—	487	—
Total available-for-sale	$525,499	$46	$(56,512)	$469,033	$—

	March 31, 2025
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,187	$54	$(18,894)	$173,347	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,181	—	(1,874)	9,307	—
Private label mortgage and asset backed securities	52,540	—	(4,776)	47,764	7
Corporate debt securities	46,226	—	(2,530)	43,696	955
Total held-to-maturity	$302,134	$54	$(28,074)	$274,114	$974

	December 31, 2024
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,994	$—	$(936)	$9,058	$—
U.S. Government agencies	70	—	(5)	65	—
Obligations of states and political subdivisions	183,766	—	(19,126)	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	8	(4,438)	72,302	—
Private label mortgage and asset backed securities	265,302	6	(34,753)	230,555	—
Corporate debt securities	470	23	—	493
Total available-for-sale	$536,334	$37	$(59,258)	$477,113	$—

	December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,156	$54	$(17,392)	$174,818	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	—	(2,100)	8,995	—
Private label mortgage and asset backed securities	53,066	—	(5,633)	47,433	8
Corporate debt securities	46,198	—	(2,876)	43,322	1,136
Total held-to-maturity	$302,515	$54	$(28,001)	$274,568	$1,156

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the periods ended March 31, 2025 and 2024 are shown below (in thousands):

	For the Three Months Ended March 31,
Available-for-Sale Securities	2025	2024
Proceeds from sales or calls	$—	$5,700
Gross realized gains from sales or calls	—	—
Gross realized losses from sales or calls	—	(373)

The provision for income taxes includes a $0 and $110,000 income tax benefit from security sales for the three months ended March 31, 2025 and 2024, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to maturity investment securities at March 31, 2025 by contractual maturity is shown below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2025		December 31, 2024
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	15,660	14,320	15,661	14,056
After five years through ten years	39,021	34,843	33,585	29,670
After ten years	138,344	122,296	144,514	129,972
	193,025	171,459	193,760	173,698
Investment securities not due at a single maturity date:
U.S. Government agencies	69	66	70	65
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	74,625	70,594	76,732	72,302
Private label mortgage and asset backed securities	257,322	226,427	265,302	230,555
Corporate debt securities	458	487	470	493
Total available-for-sale	$525,499	$469,033	$536,334	$477,113

	March 31, 2025		December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	26,422	25,491	24,535	23,368
After five years through ten years	58,637	54,009	60,369	54,685
After ten years	107,128	93,847	107,252	96,765
	192,187	173,347	192,156	174,818
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,181	9,307	11,095	8,995
Private label mortgage and asset backed securities	52,540	47,764	53,066	47,433
Corporate debt securities	46,226	43,696	46,198	43,322
Total held-to-maturity	$302,134	$274,114	$302,515	$274,568

At March 31, 2025 there were two issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,224	$(770)	$9,224	$(770)
U.S. Government agencies	—	—	66	(3)	66	(3)
Obligations of states and political subdivisions	2,802	(450)	159,433	(20,346)	162,235	(20,796)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,602	(22)	64,892	(4,020)	69,494	(4,042)
Private label mortgage and asset backed securities	—	—	226,369	(30,901)	226,369	(30,901)
Total available-for-sale	$7,404	$(472)	$459,984	$(56,040)	$467,388	$(56,512)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,058	$(936)	$9,058	$(936)
U.S. Government agencies	—	—	65	(5)	65	(5)
Obligations of states and political subdivisions	1,853	(152)	162,787	(18,974)	164,640	(19,126)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	359	(4)	63,401	(4,434)	63,760	(4,438)
Private label mortgage and asset backed securities	—	—	226,070	(34,753)	226,070	(34,753)
Total available-for-sale	$2,212	$(156)	$461,381	$(59,102)	$463,593	$(59,258)

As of March 31, 2025, the Company had a total of 139 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 1 U.S. Treasury security, 1 U.S. Government agency security, 43 obligations of states and political subdivisions, 43 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 52 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at March 31, 2025. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of March 31, 2025, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

No allowance for credit losses has been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of March 31, 2025 and December 31, 2024.

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

The allowance for credit losses on HTM securities was $974,000 and $1,156,000 at March 31, 2025 and December 31, 2024, respectively. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the three months ended March 31, 2025 and 2024 (in thousands):

	For the Three Months Ended March 31,

	2025	2024
Debt Securities Held-to-Maturity
Beginning ACL balance	$1,156	$1,051
Credit to credit losses	(182)	(157)
Total ending ACL balance	$974	$894

During the three month period ended March 31, 2025, the credit to credit losses for held-to-maturity securities was primarily driven by economic conditions included in the forecasted economic scenarios. There were no changes to the economic scenarios utilized nor the weightings utilized during the quarter. Management believes that the allowance for credit losses for held-to-maturity securities at March 31, 2025 appropriately reflected expected credit losses at that date.

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

	March 31, 2025
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,187	$—	$—
Private label mortgage and asset backed securities	50,936	—	1,604
Corporate debt securities	—	30,224	16,002
Total debt securities held-to-maturity	$243,123	$30,224	$17,606

Note 4. Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,512,000 and $10,745,000 at March 31, 2025 and December 31, 2024 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	March 31, 2025	December 31, 2024
Commercial:
Commercial and industrial	$146,736	$143,422
Agricultural production	28,045	37,323
Total commercial	174,781	180,745
Real estate:
Construction & other land loans	71,075	67,869
Commercial real estate - owner occupied	325,838	323,188
Commercial real estate - non-owner occupied	923,589	913,165
Farmland	137,587	139,815
Multi-family residential	143,524	133,595
1-4 family - close-ended	121,751	123,445
1-4 family - revolving	32,477	35,421
Total real estate	1,755,841	1,736,498
Consumer:
Manufactured housing	319,211	322,263
Other installment	95,180	92,839
Total consumer	414,391	415,102
Total gross loans	2,345,013	2,332,345
Net deferred origination costs	1,884	1,876
Loans, net of deferred origination costs	2,346,897	2,334,221
Allowance for credit losses	(26,095)	(25,803)
Total loans, net	$2,320,802	$2,308,418

At March 31, 2025 and December 31, 2024, loans originated under Small Business Administration (SBA) programs totaling $21,302,000 and $21,618,000, respectively, were included in the real estate and commercial categories, of which, $16,293,000 or 76% and $16,519,000 or 76%, respectively, were secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses for the three months ended March 31, 2025 and 2024 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2025	$1,752	$17,766	$2,751	$3,534	$25,803
(Credit) provision for credit losses (1)	(35)	(379)	(238)	820	168
Charge-offs	(6)	—	—	(23)	(29)
Recoveries	71	—	8	74	153
Ending balance, March 31, 2025	$1,782	$17,387	$2,521	$4,405	$26,095
(1) Represents provision to credit losses for loans only. The credit to the provision for credit losses on the Consolidated Statements of Income of $(41) includes a $(182) credit for held-to-maturity securities and a $(27) credit for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,475	$9,792	$2,435	$951	$14,653
Provision (credit) for credit losses (1)	9	474	(246)	293	530
Charge-offs	(507)	—	—	(68)	(575)
Recoveries	—	24	—	26	50
Ending balance, March 31, 2024	$977	$10,290	$2,189	$1,202	$14,658
(1) Represents provision to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $575 includes a $(157) credit for held-to-maturity securities and a $202 provision for unfunded loan commitments.

During the three month period ended March 31, 2025, the provision for credit losses on loans was primarily driven by loan growth and fluctuations in the economic forecasts utilized by the Company. There were no changes to the economic scenarios, weightings, or peer group utilized by the Company during the quarter. During the quarter, the allowance for credit losses on loans as a percentage of loans remained stable, with additions from net recoveries and a provision for loan losses for the consumer loans during the quarter, partially offset by credits to the provision in the other loan segments. The provision for credit losses for consumer loans included specific reserves of $493,000 established for manufactured housing loans that were impacted by the southern California wildfires in January 2025. Management believes that the allowance for credit losses at March 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables present the composition of nonaccrual loans as of March 31, 2025 and December 31, 2024 respectively (in thousands).

	March 31, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$115	$115
Commercial real estate - non-owner occupied	—	380	380
Farmland	—	2,398	2,398
1-4 family real estate	—	2,319	2,319
Manufactured housing	804	893	1,697
Consumer	—	27	27
Total	$804	$6,132	$6,936

	December 31, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$120	$120
Commercial real estate - non-owner occupied	—	378	378
Farmland	—	2,398	2,398
1-4 family real estate	—	2,335	2,335
Manufactured housing	—	1,215	1,215
Consumer	—	15	15
Total	$—	$6,461	$6,461

The following table presents the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of March 31, 2025 and December 31, 2024 respectively (in thousands).

	March 31, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial real estate - owner occupied	$—	$115	$—	$115
Commercial real estate - non-owner occupied	—	—	380	380
Farmland	—	2,398	—	2,398
1-4 family real estate	—	2,319	—	2,319
Manufactured housing	1,697	—	—	1,697
Total	$1,697	$4,832	$380	$6,909

	December 31, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial real estate - owner occupied	$—	$120	$—	$120
Commercial real estate - non-owner occupied	—	—	378	378
Farmland	—	2,398	—	2,398
1-4 family real estate	—	2,335	—	2,335
Manufactured housing	1,215	—	—	1,215
Total	$1,215	$4,853	$378	$6,446

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the gross charge-offs recognized during the three months ended March 31, 2025 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$6,241	$31,684	$12,204	$15,642	$13,718	$12,389	$44,508	$30	$136,416
Special mention	—	—	—	—	1,421	—	—	—	1,421
Substandard	—	27	—	1,506	177	1,047	6,500	—	9,257
Total	$6,241	$31,711	$12,204	$17,148	$15,316	$13,436	$51,008	$30	$147,094
Current period gross write-offs	$6	$—	$—	$—	$—	$—	$—	$—	$6

Agricultural production
Pass/Watch	$1,154	$4,831	$54	$—	$8	$159	$21,291	$591	$28,088
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,154	$4,831	$54	$—	$8	$159	$21,291	$591	$28,088
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$325	$18,639	$26,474	$18,616	$4,930	$1,150	$458	$—	$70,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	100	—	100
Total	$325	$18,639	$26,474	$18,616	$4,930	$1,150	$558	$—	$70,692
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$5,764	$48,242	$23,071	$47,489	$43,020	$144,081	$7,276	$—	$318,943
Special mention	—	—	—	—	—	3,092	—	—	3,092
Substandard	—	—	1,756	—	—	1,523	190	—	3,469
Total	$5,764	$48,242	$24,827	$47,489	$43,020	$148,696	$7,466	$—	$325,504
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$23,233	$95,066	$115,019	$189,538	$118,121	$323,141	$32,906	$200	$897,224
Special mention	—	—	—	587	628	6,307	—	—	7,522
Substandard	—	—	—	—	—	15,820	1,888	—	17,708
Total	$23,233	$95,066	$115,019	$190,125	$118,749	$345,268	$34,794	$200	$922,454
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$495	$7,548	$4,815	$22,575	$11,042	$69,774	$5,964	$—	$122,213
Special mention	—	—	3,824	—	—	—	1,350	—	5,174
Substandard	—	—	—	3,312	—	6,803	—	—	10,115
Total	$495	$7,548	$8,639	$25,887	$11,042	$76,577	$7,314	$—	$137,502
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$5,911	$12,870	$2,890	$31,029	$45,751	$38,623	$6,306	$—	$143,380
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	—	—	—	—
Total	$5,911	$12,870	$2,890	$31,029	$45,751	$38,623	$6,306	$—	$143,380
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$—	$2,466	$5,246	$62,166	$10,953	$31,013	$7,022	$100	$118,966
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	67	—	2,252	—	548	—	—	2,867
Total	$—	$2,533	$5,246	$64,418	$10,953	$31,561	$7,022	$100	$121,833
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$27,132	$5,527	$32,659
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	40	40
Total	$—	$—	$—	$—	$—	$—	$27,132	$5,567	$32,699
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$10,477	$45,946	$40,915	$44,883	$37,333	$135,808	$—	$—	$315,362
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	117	570	517	623	2,010	—	—	3,837
Total	$10,477	$46,063	$41,485	$45,400	$37,956	$137,818	$—	$—	$319,199
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$10,401	$49,344	$21,227	$5,209	$4,476	$6,930	$653	$—	$98,240

Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	61	67	84	—	—	212
Total	$10,401	$49,344	$21,227	$5,270	$4,543	$7,014	$653	$—	$98,452
Current period gross write-offs	$23	$—	$—	$—	$—	$—	$—	$—	$23

Total loans outstanding (risk rating):
Pass/Watch	$64,001	$316,636	$251,915	$437,147	$289,352	$763,068	$153,516	$6,448	$2,282,083
Special mention	—	—	3,824	587	2,049	9,399	1,350	—	17,209
Substandard	—	211	2,326	7,648	867	27,835	8,678	40	47,605
Grand Total	$64,001	$316,847	$258,065	$445,382	$292,268	$800,302	$163,544	$6,488	$2,346,897
Current period total gross write-offs	$29	$—	$—	$—	$—	$—	$—	$—	$29

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the gross charge-offs recognized during the twelve months ended December 31, 2024 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	29,768	13,064	16,231	14,639	4,518	9,457	44,199	1,022	$132,898
Special mention	—	—	—	1,498	—	—	—	—	1,498
Substandard	29	—	1,545	—	—	1,106	6,700	—	9,380
Total	$29,797	$13,064	$17,776	$16,137	$4,518	$10,563	$50,899	$1,022	$143,776
Current period gross write-offs	$120	$—	$5	$—	$—	$45	$—	$—	$170

Agricultural production
Pass/Watch	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$48,191	$23,314	$45,741	$43,354	$31,354	$117,466	$7,086	$—	$316,506
Special mention	—	—	—	—	158	2,958	—	—	3,116
Substandard	—	1,765	—	—	946	584	—	—	3,295

Total	$48,191	$25,079	$45,741	$43,354	$32,458	$121,008	$7,086	$—	$322,917
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$95,131	$115,292	$188,516	$118,773	$74,762	$261,586	$33,453	$1,250	$888,763
Special mention	—	—	590	633	—	6,356	—	—	7,579
Substandard	—	—	—	—	—	15,846	—	—	15,846
Total	$95,131	$115,292	$189,106	$119,406	$74,762	$283,788	$33,453	$1,250	$912,188
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$7,691	$4,945	$21,383	$12,288	$29,379	$42,815	$5,731	$—	$124,232
Special mention	—	4,025	—	—	—	—	1,166	—	5,191
Substandard	—	—	3,312	—	2,029	4,962	—	—	10,303
Total	$7,691	$8,970	$24,695	$12,288	$31,408	$47,777	$6,897	$—	$139,726
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$2,501	$5,405	$63,350	$13,581	$6,993	$24,830	$3,975	$—	$120,635
Special mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	2,257	—	—	551	—	—	2,886
Total	$2,579	$5,405	$65,607	$13,581	$6,993	$25,381	$3,975	$—	$123,521
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$29,718	$5,808	$35,526
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	116	116
Total	$—	$—	$—	$—	$—	$—	$29,718	$5,924	$35,642
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$47,839	$43,468	$46,608	$39,299	$37,551	$105,216	$—	$—	$319,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	318	464	481	1,015	—	—	2,278
Total	$47,839	$43,468	$46,926	$39,763	$38,032	$106,231	$—	$—	$322,259
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$53,869	$22,700	$6,254	$4,987	$1,371	$5,740	$660	$—	$95,581
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	62	37	63	13	—	—	190
Total	$53,869	$22,715	$6,316	$5,024	$1,434	$5,753	$660	$—	$95,771
Current period gross write-offs	$58	$10	$50	$—	$—	$13	$1	$—	$132

Total loans outstanding (risk rating):
Pass/Watch	$315,399	$251,559	$438,443	$306,931	$200,220	$593,698	$158,213	$8,080	$2,272,543
Special mention	—	4,025	590	2,131	158	9,314	1,166	—	17,384
Substandard	107	1,780	7,494	501	3,519	24,077	6,700	116	44,294
Grand Total	$315,506	$257,364	$446,527	$309,563	$203,897	$627,089	$166,079	$8,196	$2,334,221
Current period total gross write-offs	$178	$10	$562	$—	$—	$58	$1	$—	$809

The following table shows an aging analysis of the loan portfolio by class at March 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$250	$37	$—	$287	$146,449	$146,736	$—	$—
Agricultural production	—	—	—	—	28,045	28,045	—	—
Real estate:
Construction & other land loans	—	—	—	—	71,075	71,075	—	—
Commercial real estate - owner occupied	951	204	—	1,155	324,683	325,838	—	115
Commercial real estate - non-owner occupied	—	—	380	380	923,209	923,589	—	380
Farmland	—	—	2,398	2,398	135,189	137,587	—	2,398
Multi-family residential	—	—	—	—	143,524	143,524	—	—
1-4 family - close-ended	—	783	1,733	2,516	119,235	121,751	—	2,319
1-4 family - revolving	40	—	—	40	32,437	32,477	—	—
Consumer:
Manufactured Housing	735	201	447	1383	317,828	319,211	—	1,697
Other Installment	317	27	—	344	94,836	95,180	—	27
Deferred fees	—	—	—	—	1,884	1,884	—	—
Total	$2,293	$1,252	$4,958	$8,503	$2,338,394	$2,346,897	$—	$6,936

The following table shows an aging analysis of the loan portfolio by class at December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$272	$—	$—	$272	$143,150	$143,422	$—	$—
Agricultural production	—	—	—	—	37,323	37,323	—	—
Real estate:	—
Construction & other land loans	—	—	—	—	67,869	67,869	—	—
Commercial real estate - owner occupied	242	—	—	242	322,946	323,188	—	120
Commercial real estate - non-owner occupied	—	—	378	378	912,787	913,165	—	378
Farmland	164	—	2,398	2,562	137,253	139,815	—	2,398
Multi-family residential	—	—	—	—	133,595	133,595	—	—
1-4 family - close-ended	2,071	1,909	78	4,058	119,387	123,445	—	2,335
1-4 family - revolving	648	—	—	648	34,773	35,421	—	—
Consumer:
Manufactured Housing	535		460	995	321,268	322,263	—	1,215
Other Installment	656	27	—	683	92,156	92,839	—	15
Deferred fees	—	—	—	—	1,876	1,876	—	—
Total	$4,588	$1,936	$3,314	$9,838	$2,324,383	$2,334,221	$—	$6,461

There was $82,000 foregone interest on nonaccrual loans for the three month period ended March 31, 2025. There was no forgone interest for the three month period ended March 31, 2024.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three month periods ended March 31, 2025 and 2024.

Note 5. Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Core deposit intangibles represent the estimated future benefit of deposits related to an acquisition, and are recorded separately as an asset and amortized over an estimated useful life of 10 years. Goodwill and other intangible assets are evaluated for impairment annually or whenever events or circumstances indicate the carrying amount may be impaired.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the three months ended March 31, 2025 and 2024 (in thousands):

	For Three Months Ended March 31,
	2025		2024
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$9,268	$53,777	$—
Additions	—	—	—	—
Amortizations	—	(251)	—	—
Ending Balance	$96,828	$9,017	$53,777	$—

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at March 31, 2025:

Estimated Amortization
2025	$1,002
2026	1,002
2027	1,002
2028	1,002
2029	1,002
Thereafter	4,007
Total	$9,017

Note 6. Deposits

The composition of the deposits at March 31, 2025 and December 31, 2024 is summarized in the table below (in thousands):

	March 31, 2025	December 31, 2024
NOW accounts	$422,834	$470,548
MMA accounts	865,973	843,145
Savings deposits	174,123	172,976
Time deposits	453,460	443,284
Total interest-bearing	1,916,390	1,929,953
Non-interest bearing	1,012,288	980,824
Total deposits	$2,928,678	$2,910,777

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2025	$276,878
2026	156,544
2027	15,140
2028	4,132
2029	534
Thereafter	232
Total	$453,460

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Savings	$147	$134
Money market	5,100	2,843
NOW accounts	712	121
Time certificates of deposit	4,429	1,920
Total	$10,388	$5,018

As of March 31, 2025 and December 31, 2024 uninsured deposits totaled $1,069,860,000 and $1,029,929,000, respectively.

Note 7. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $110,000,000 at March 31, 2025 and December 31, 2024, at interest rates which vary with market conditions. As of March 31, 2025 and December 31, 2024, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of March 31, 2025, the Company had $90,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding with a weighted average interest rate of 0.86% and a $45,000,000 short-term advance outstanding with an interest rate of 4.52%. Of the $90,000,000 in long-term advances outstanding as of March 31, 2025, $45,000,000 will mature in April 2025, with the remaining $45,000,000 to mature in June 2025. Approximately $1,104,959,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $589,261,000 as of March 31, 2025. FHLB advances are also secured by investment securities with amortized costs totaling $154,610,000 and $153,139,000 and fair values totaling $194,878,000 and $193,424,000 at March 31, 2025 and December 31, 2024, respectively.  The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit - The Company has a line of credit through the discount window in the amount of $3,632,000 and $3,669,000 with the Federal Reserve Bank of San Francisco (“FRB”) at March 31, 2025 and December 31, 2024, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,270,000 and $4,406,000 and market values totaling $3,770,000 and $3,828,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2025 and December 31, 2024:

Credit Lines (in thousands)	March 31, 2025	December 31, 2024
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	751,261	738,556
Balance outstanding, net of discount	134,377	133,442
Collateral pledged	1,682,393	1,236,732
Fair value of collateral	1,299,838	1,083,041
Federal Reserve Bank
Credit limit	3,632	3,669
Balance outstanding	—	—
Collateral pledged	4,270	4,406
Fair value of collateral	3,770	3,828

Note 8. Senior Debt & Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(in thousands)	March 31, 2025	December 31, 2024
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(230)	(266)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,925	$69,889

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended March 31, 2025 and 2024 was $310,000.

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

Interest expense recognized by the Company for the Senior Debt for the three months ended March 31, 2025 and 2024 was $506,000 and $511,000, respectively.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis.  At March 31, 2025, all of the trust preferred securities that have been issued qualify as Tier 1 capital.  The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of March 31, 2025, the rate was 6.16%.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three months ended March 31, 2025 and 2024 was $79,000 and $94,000, respectively.

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

Commitments to extend credit amounting to $423,265,000 and $413,973,000 were outstanding at March 31, 2025 and December 31, 2024, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $419,608,000 and $399,331,000 at March 31, 2025 and December 31, 2024, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $67,797,000 and $74,327,000 as of March 31, 2025 and December 31, 2024, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $3,657,000 and $14,642,000 were outstanding at March 31, 2025 and December 31, 2024, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2025 or December 31, 2024.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2025 and December 31, 2024, the allowance for credit losses of unfunded commitments was $1,028,000 and $1,055,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Interchange Fees	$516	$405
Appreciation in cash surrender value of bank owned life insurance	366	275
Federal Home Loan Bank dividends	241	157
Mortgage loan placement fees	171	166
Other	815	622
Total other non-interest income	$2,109	$1,625

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Information technology	$1,902	$1,021
Professional services	864	625
Data processing expense	800	685
Regulatory assessments	491	322
ATM/Debit card expenses	393	214
Merger and acquisition expense	276	383
Advertising	261	151
Amortization of core deposit intangibles	251	—
Directors’ expenses	216	169
Loan related expenses	212	92
Personnel other	101	131
Other expense	1,917	1,359
Total other non-interest expense	$7,684	$5,152

Note 11. Earnings Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options or restricted stock awards, result in the issuance of common stock which shares in the earnings of the Company.

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2025	2024
Net income	$8,293	$3,676
Weighted average shares outstanding	18,933,830	11,750,528
Basic earnings per share	$0.44	$0.31

Diluted Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2025	2024
Net income	$8,293	$3,676
Weighted average shares outstanding	18,933,830	11,750,528
Effect of dilutive stock options and restricted stock	80,943	39,703
Weighted average shares of common stock and common stock equivalents	19,014,773	11,790,231
Diluted earnings per share	$0.44	$0.31

Options to purchase 215,831 shares of common stock were outstanding as of March 31, 2025 and there were no options outstanding as of March 31, 2024. There were 96,036 and 82,437 restricted stock awards unvested and outstanding at March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, there were no anti-dilutive weighted average shares outstanding.

Holders of unvested restricted stock accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that are time-based contain non-forfeitable rights to dividends or dividend equivalents and are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is not significant for these participating securities.

Note 12. Share-Based Compensation

In May 2015, the Company adopted the Central Valley Community Bancorp 2015 Omnibus Incentive Plan (“2015 Plan”). The plan provides for awards in the form of stock options, stock appreciation rights, and restricted stock. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. Common stock awards for performance vest immediately. The maximum number of shares that can be issued with respect to all awards under the plan is 875,000. Currently under the 2015 Plan, 199,281 shares remain reserved for future grants as of March 31, 2025.

Share-based compensation cost recognized for those plans was $291,000 for the three months ended March 31, 2025 and $181,000 for the three months ended March 31, 2024.

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

A summary of the activity of the Company’s stock options for the three months ended March 31, 2025 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	298,663	$13.22
Options exercised	(82,042)	11.67
Options expired	(790)	8.78
Options outstanding at March 31, 2025	215,831	$13.82

As of March 31, 2025, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

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

The following table summarizes restricted stock activity for the three months ended March 31, 2025 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2024	97,496	$16.89
Granted	10,202	18.87
Vested	(10,967)	17.71
Forfeited	(695)	15.60
Nonvested outstanding shares at March 31, 2025	96,036	$17.01

As of March 31, 2025, there were 96,036 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2025, there was $991,203 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.65 years and will be adjusted for subsequent changes in estimated forfeitures.

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	March 31, 2025
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$35,710	$35,710	$—	$—	$35,710
Interest-earning deposits in other banks	112,682	112,682	—	—	112,682
Held-to-maturity investment securities	301,160	—	274,114	—	274,114
Loans, net	2,320,802	—	—	2,278,998	2,278,998
Financial liabilities:
Time deposits	453,460	—	450,936	—	450,936
Borrowings	134,377	—	134,545	—	134,545
Senior debt and subordinated debentures	69,925	—	—	63,566	63,566

	December 31, 2024
	Carrying Amount	Fair Value
(In thousands)		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,029	$28,029	$—	$—	$28,029
Interest-earning deposits in other banks	92,369	92,369	—	—	92,369
Held-to-maturity investment securities	301,359	—	274,568	—	274,568
Loans, net	2,308,418	—	—	2,252,462	2,252,462
Financial liabilities:
Time deposits	443,284	—	440,046	—	440,046
Borrowings	133,442	—	133,743	—	133,743
Senior debt and subordinated debentures	69,889	—	—	62,535	62,535

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

(e) Borrowings — The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Subordinated Debentures and Senior Debt — The fair values of the Company’s Subordinated Debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
March 31, 2025	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,224	$9,224	$—	$—
U.S. Government agencies	66	—	66	—
Obligations of states and political subdivisions	162,235	—	162,235	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	70,594	—	70,594	—
Private label mortgage and asset backed securities	226,427	—	226,427	—
Corporate debt securities	487	—	487	—
Equity securities	6,684	6,684	—	—
Total assets measured at fair value on a recurring basis	$475,717	$15,908	$459,809	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,058	$9,058	$—	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	164,640	—	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	72,302	—	72,302	—
Private label mortgage and asset backed securities	230,555	—	230,555	—
Corporate debt securities	493		493
Equity securities	6,586	6,586	—	—
Total assets measured at fair value on a recurring basis	$483,699	$15,644	$468,055	$—

There were no liabilities measured on a recurring basis at March 31, 2025 and December 31, 2024.

There were no changes in valuation techniques used during the periods ended March 31, 2025 or December 31, 2024. There were no assets or liabilities measured on a non-recurring basis at March 31, 2025 and December 31, 2024.

Note 14. Subsequent Events

Dividend Declared

On April 16, 2025, the Board of Directors declared a $0.12 per share cash dividend payable on May 16, 2025 to shareholders of record as of May 2, 2025.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a central California-based bank holding company for a bank subsidiary, Community West Bank (the “Bank”). We offer 26 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve.

Dividend Declared

On April 16, 2025, the Board of Directors declared a $0.12 per share cash dividend payable on May 16, 2025 to shareholders of record as of May 2, 2025.

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

Please refer to the Company’s 2024 Annual Report on Form 10-K for a complete listing of critical accounting policies.

Financial Highlights

The significant highlights for the Company as of or for the period ended March 31, 2025 included the following:

•The Company reported net income during the first quarter of $8.3 million, or earnings per diluted common share of $0.44, compared to $6.9 million and $0.36, respectively, in the fourth quarter of 2025.
•The amortized cost of available-for-sale investment securities decreased $10.8 million or 2.02% at March 31, 2025 compared to December 31, 2024.
•Total gross loans of $2.35 billion at March 31, 2025 increased by $12.7 million compared to $2.33 billion at December 31, 2024.
•Total assets increased by $31.3 million or 0.89% at March 31, 2025 compared to December 31, 2024.
•Total deposits of $2.9 billion at March 31, 2025 increased by 0.61% or $17.9 million compared to December 31, 2024.
•Total cost of deposits increased to 1.45% for the quarter ended March 31, 2025 compared to 1.49% for the quarter ended December 31, 2024.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 34.30% and 36.02% for the quarters ended March 31, 2025 and December 31, 2024, respectively.
•Net interest margin increased to 4.04% for the quarter ended March 31, 2025, from 3.95% for the quarter ended December 31, 2024.
•There were $6.9 million non-performing assets for the quarter ended March 31, 2025. Net loan recoveries were $124,000 for the quarter ended March 31, 2025 and loans delinquent 30 days or more were $8.5 million as of March 31, 2025.
•Capital positions remain strong at March 31, 2025 with a 9.36% Tier 1 Leverage Ratio; a 11.39% Common Equity Tier 1 Ratio; a 11.57% Tier 1 Risk-Based Capital Ratio; and a 13.82% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on May 16, 2025 to shareholders of record as of May 2, 2025.
Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended
	March 31,	December 31,	March 31,
(In thousands, except share and per-share amounts)	2025	2024	2024
Net interest income before provision for credit losses	$32,182	$32,024	$19,073
(Credit) provision for credit losses	(41)	1,224	575
Net interest income after (credit) provision for credit losses	32,223	30,800	18,498
Total non-interest income	2,611	2,303	1,636
Total non-interest expenses	23,470	23,188	15,333
Income before provision for income taxes	11,364	9,915	4,801
Provision for income taxes	3,071	3,020	1,125
Net income	$8,293	$6,895	$3,676

During the three months ended March 31, 2025, the Company reported net income of $8,293,000. Basic and diluted earnings per share for the three months ended March 31, 2025 were $0.44 and $0.44, respectively. Basic and diluted earnings per share for the three months ended March 31, 2024 were $0.31 and $0.31, respectively.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	For the Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except share and per-share amounts)	2025	2024	2024

NET INCOME:
Net income (GAAP)	$8,293	$6,895	$3,676
Merger and conversion related costs:
Personnel and severance	198	107	—
Professional services	—	—	301
Data processing	87	293	—
Other	—	68	82
Total merger and conversion related costs, net of taxes	285	468	383
Loss on sale of investment securities	—	—	373
Income tax benefit of non-core expenses	(84)	(138)	(223)
Comparable net income (non-GAAP)	$8,494	$7,225	$4,209
DILUTED EARNINGS PER SHARE:
Weighted average diluted shares	19,014,773	18,981,835	11,790,231
Diluted earnings per share (GAAP)	$0.44	$0.36	$0.31
Comparable diluted earnings per share (non-GAAP)	$0.45	$0.38	$0.36
RETURN ON AVERAGE ASSETS
Average assets	$3,528,337	$3,524,115	$2,420,810
Return on average assets (GAAP)	0.94%	0.78%	0.61%
Comparable return on average assets (non-GAAP)	0.96%	0.82%	0.70%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$369,903	$365,208	$207,667
Return on average equity (GAAP)	8.97%	7.55%	7.08%
Comparable return on average equity (non-GAAP)	9.19%	7.91%	8.11%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$23,470	$23,188	$15,333
Merger-related non-interest expenses	(285)	(468)	(383)
Non-interest expense (non-GAAP)	$23,185	$22,720	$14,950
Net interest income	$32,182	$32,024	$19,073
Non-interest income	$2,611	$2,303	$1,636
Loss on sale of investment securities	$—	$—	$373
Non-interest income (non-GAAP)	$2,611	$2,303	$2,009
Efficiency ratio (GAAP)	67.46%	67.55%	74.04%
Comparable efficiency ratio (non-GAAP)	66.64%	66.19%	70.91%

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

SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$93,217	$1,056	4.53%	$34,200	$432	5.05%
Securities
Taxable securities	602,427	4,350	2.89%	714,160	5,500	3.08%
Non-taxable securities (1)	240,007	1,655	2.76%	254,108	1,768	2.78%
Total investment securities	842,434	6,005	2.85%	968,268	7,268	3.00%
Total securities and interest-earning deposits	935,651	7,061	3.02%	1,002,468	7,700	3.07%
Loans (2) (3)	2,327,832	38,425	6.69%	1,283,068	18,299	5.74%
Total interest-earning assets	3,263,483	$45,486	5.65%	2,285,536	$25,999	4.58%
Allowance for credit losses	(25,858)			(14,348)
Non-accrual loans	6,165			—
Cash and due from banks	35,918			26,772
Bank premises and equipment	24,326			14,177
Other assets	224,303			108,673
Total average assets	$3,528,337			$2,420,810
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$586,698	$859	0.59%	$421,412	$255	0.24%
Money market accounts	872,896	5,100	2.37%	514,909	2,843	2.22%
Time certificates of deposit	449,962	4,429	3.99%	187,775	1,920	4.11%
Total interest-bearing deposits	1,909,556	10,388	2.21%	1,124,096	5,018	1.80%
Other borrowed funds	206,162	2,568	4.98%	122,419	1,536	5.02%
Total interest-bearing liabilities	2,115,718	$12,956	2.48%	1,246,515	$6,554	2.11%
Non-interest bearing demand deposits	996,921			931,045
Other liabilities	45,795			35,583
Shareholders’ equity	369,903			207,667
Total average liabilities and shareholders’ equity	$3,528,337			$2,420,810
Interest income and rate earned on average earning assets		$45,486	5.65%		$25,999	4.58%
Interest expense and interest cost related to average interest-bearing liabilities		12,956	2.48%		6,554	2.11%
Net interest income and net interest margin (4)		$32,530	4.04%		$19,445	3.42%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $348 and $371 at March 31, 2025 and March 31, 2024, respectively.

(2)    Loan interest income includes loan (costs) fees of $99 and $139 at March 31, 2025 and March 31, 2024, respectively.
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

Changes in Volume/Rate	For the Three Months Ended March 31, 2025 and 2024
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$745	$(123)	$622
Investment securities:
Taxable	(861)	(287)	(1,148)
Non-taxable (1)	(99)	(14)	(113)
Total investment securities	(960)	(301)	(1,261)
Loans	14,901	5,225	20,126
Total earning assets (1)	14,686	4,801	19,487
Interest expense:
Deposits:
Savings and NOW	98	506	604
MMA	1,977	280	2,257
Time certificate of deposits	2,680	(171)	2,509
Total interest-bearing deposits	4,755	615	5,370
Other borrowed funds	1,039	(7)	1,032
Total interest-bearing liabilities	5,794	608	6,402
Net interest income (1)	$8,892	$4,193	$13,085
(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended March 31, 2025 and March 31, 2024

As discussed in Note 2, the Company completed its merger of Community West Bancshares as of April 1, 2024. As a result of the merger, the Company acquired loans with a fair value of $920,097,000 and assumed deposit liabilities totaling $844,035,000. As such, the volume of interest income and expense for the three months ended March 31, 2025 significantly increased as compared to the three months ended March 31, 2024 as described below.

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 62 basis points to 4.04% for the first quarter of 2025, from 3.42% for the first quarter of 2024. Average interest earning assets were $3,263,483,000 for the three months ended March 31, 2025 compared to $2,285,536,000 for the three months ended March 31, 2024.  The $977,947,000 increase in average earning assets was attributed to the $1,044,764,000 or 81.43% increase in average loans and $59,017,000 increase in interest-earning deposits, partially offset by the $125,834,000 decrease in investment securities.  For the three months ended March 31, 2025, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased five basis points. The effective yield on loans increased 95 basis points. Average interest bearing liabilities increased 69.73% to $2,115,718,000 for the three months ended March 31, 2025, compared to $1,246,515,000 for the same period in 2024.

Interest and fee income from loans increased $20,126,000 or 109.98% for the three months ended March 31, 2025 compared to the same period in 2024. The yield on average loans, excluding nonaccrual loans, was 6.69% for the three months ended

March 31, 2025 compared to 5.74% for the same period in 2024. The accretion from fair value marks on loans contributed 58 basis points to the loan yield for the three months ended March 31, 2025 compared to one basis point for the same period in 2024.

Interest income from interest-earning deposits in other banks increased $624,000 in the three months ended March 31, 2025 to $1,056,000 compared to $432,000 for the same period in 2024.  The yield on average interest-earning deposits decreased fifty-two basis points to 4.53% for the three month period ended March 31, 2025 compared to 5.05% for the same period in 2024. Average interest-earning deposits for the three month period ended March 31, 2025 increased $59,017,000 or 172.56% to $93,217,000 compared to $34,200,000 for the same period in 2024.

Interest income from total investment securities decreased $1,263,000 in the three months ended March 31, 2025 to $6,005,000 compared to $7,268,000 for the same period in 2024.  The yield on average total investment securities decreased fifteen basis points to 2.85% for the three month period ended March 31, 2025 compared to 3.00% for the same period in 2024. Average total investment securities for the three month period ended March 31, 2025 decreased $125,834,000 or 13.00% to $842,434,000 compared to $968,268,000 for the same period in 2024.

Total interest income for the three months ended March 31, 2025 increased $19,511,000 or 76.13% to $45,138,000 compared to $25,627,000 for the three months ended March 31, 2024.  The yield on interest earning assets increased 107 basis points to 5.65% on a fully tax equivalent basis for the three months ended March 31, 2025 from 4.58% for the period ended March 31, 2024. The increase was the result of increased volume from the prior year merger, yield changes due to the increase in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended March 31, 2025 and 2024 was $10,388,000 and $5,018,000, respectively. The average interest rate on interest bearing deposits increased to 2.21% for the three months ended March 31, 2025 compared to 1.80% for the same period ended March 31, 2024.  Average interest-bearing deposits increased 69.87% or $785,460,000 to $1,909,556,000 for the three months ended March 31, 2025 compared to $1,124,096,000 for the same period ended March 31, 2024.

Average other borrowed funds were $206,162,000 with an effective rate of 4.98% for the three months ended March 31, 2025 compared to $122,419,000 with an effective rate of 5.02% for the three months ended March 31, 2024.  Total interest expense on other borrowed funds was $2,568,000 for the three months ended March 31, 2025 and $1,536,000 for the three months ended March 31, 2024.

The cost of interest-bearing liabilities increased 37 basis points to 2.48% for the three month period ended March 31, 2025 compared to 2.11% for the same period in 2024. The cost of total deposits increased to 1.45% compared to 0.98% for the three month periods ended March 31, 2025 and 2024, respectively.  The increase in the total cost of deposits was primarily due to the increases in the rates paid on deposit accounts, which included a large portion of brokered deposits. Average non-interest bearing demand deposits increased 7.08% to $996,921,000 for the three month period ended March 31, 2025 compared to $931,045,000 for the same period in 2024.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 34.30% in the three month period ended March 31, 2025 compared to 45.30% for the same period in 2024.

Net interest income before the provision for credit losses for the three months ended March 31, 2025 increased by $13,109,000 or 68.73% to $32,182,000 compared to $19,073,000 for the same period in 2024.  The increase was a result of the acquisition of Community West Bancshares as of April 1, 2024, which increased interest income on average earnings assets, partially offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Balance, beginning of period	$25,803	$14,653
(Credit) provision for credit losses	168	530
Losses charged to allowance	(29)	(575)
Recoveries	153	50
Balance, end of period	$26,095	$14,658
Allowance for credit losses to total loans at end of period	1.11%	1.14%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three month period ended March 31, 2025, the Company recorded a $168,000 provision for credit losses on loans, respectively. During the three months ended March 31, 2024, the Company recorded a $530,000 provision for credit losses on loans.

The Company had net recoveries of $124,000 for the three months ended March 31, 2025. The Company had net charge-offs totaling $525,000 for the three months ended March 31, 2024.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses. As of March 31, 2025, there were $47,605,000 in classified loans of which $9,257,000 related to commercial and industrial loans, zero to agricultural production, $100,000 to construction and other land loans, $3,469,000 to owner occupied real estate, $17,708,000 to non-owner occupied real estate, $10,115,000 to farmland, $2,867,000 to 1-4 family closed-end, $40,000 to 1-4 family revolving, $3,837,000 to manufactured housing, and $212,000 to consumer. This compares to $44,294,000 in classified loans of which $9,380,000 related to commercial and industrial loans, zero to agricultural production, $3,295,000 to owner occupied real estate, $15,846,000 to non-owner occupied real estate, $10,303,000 to farmland, $2,886,000 to 1-4 closed-end, $116,000 to 1-4 family revolving, $2,278,000 to manufactured housing, and $190,000 to consumer as of December 31, 2024.

Non-Interest Income

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $2,611,000 for the three months ended March 31, 2025 compared to $1,636,000 for the same period in 2024. The $975,000 or 59.60% increase in non-interest income during the three months ended March 31, 2025 was primarily driven by no realized losses on sales of investment securities at March 31, 2025, an increase of $118,000 for service charges, and an increase of $111,000 for interchange fees.

The Bank currently holds $10,978,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends. We received dividends totaling $241,000 for the three months ended March 31, 2025, compared to $157,000 for the three months ended March 31, 2024.

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Interchange fees	$516	$405	$111	27.4%
Service charges	502	384	118	30.7%
Appreciation in cash surrender value of bank owned life insurance	366	275	91	33.1%
Federal Home Loan Bank dividends	241	157	84	53.5%
Loan placement fees	171	166	5	3.0%
Net realized losses on sales and calls of investment securities	—	(373)	373	(100.0)%
Other income	815	622	193	31.0%
Total non-interest income	$2,611	$1,636	$975	59.6%

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses increased $8,137,000 or 53.07% to $23,470,000 for the three months ended March 31, 2025, compared to $15,333,000 for the three months ended March 31, 2024.  The net increase for the three month period was primarily the result of increases in salaries and employee benefits of $4,321,000, acquisition and merger expenses of $276,000, occupancy and equipment of $1,284,000, other expenses of $686,000, information technology of $754,000, regulatory assessments of $169,000, and professional services of $157,000.

Salaries and employee benefits increased $4,321,000 or 50.02% to $12,959,000 for the first three months of 2025 compared to $8,638,000 for the three months ended March 31, 2024.  The increase in salaries and benefits was a reflection of an increase in full-time equivalent employees as a result of the merger. Full time equivalent employees were 342 for the three months ended March 31, 2025, compared to 253 for the three months ended March 31, 2024.

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$12,959	$8,638	$4,321	50.0%
Occupancy and equipment	2,827	1,543	1,284	83.2%
Information technology	1,902	1,021	881	86.3%
Regulatory assessments	491	322	169	52.5%
Data processing expense	800	685	115	16.8%
Professional services	864	625	239	38.2%
ATM/Debit card expenses	393	214	179	83.6%
Advertising	261	151	110	72.8%
Directors’ expenses	216	169	47	27.8%
Merger and acquisition expense	276	383	(107)	(27.9)%
Loan related expenses	212	92	120	130.4%
Personnel other	101	131	(30)	(22.9)%
Amortization of core deposit intangibles	251	—	251	—%
Other expense	1,917	1,359	558	41.1%
Total non-interest expense	$23,470	$15,333	$8,137	53.1%

Provision for Income Taxes

Our effective income tax rate was 27.02% and 23.43% for the three month period ended March 31, 2025 and 2024.

The Company reported an income tax provision of $3,071,000 and $1,125,000 for the three month period ended March 31, 2025 and 2024.

The effective tax rate was not as impacted by Low Income Housing Tax Credits (“LIHTC”) or additional tax exempt items during the three month period ended March 31, 2025 as compared to the prior year period due to the increased earnings of the Company from the merger. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2025 and December 31, 2024, there was no reserve for uncertain tax positions.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,553,086,000 as of March 31, 2025, compared to $3,521,771,000 at December 31, 2024, an increase of 0.89% or $31,315,000. Total gross loans were $2,346,897,000 at March 31, 2025, compared to $2,334,221,000 at December 31, 2024, an increase of $12,676,000 or 2.17%. Total cash and cash equivalents increased 23.25% or $27,994,000 to $148,392,000 at March 31, 2025 compared to $120,398,000 at December 31, 2024. The investment portfolio decreased 1.04% or $8,181,000 to $776,877,000 at March 31, 2025 compared to $785,058,000 at December 31, 2024.  Total deposits increased 0.61% or $17,901,000 to $2,928,678,000 at March 31, 2025, compared to $2,910,777,000 at December 31, 2024.  Shareholders’ equity increased $9,512,000 or 2.62% to $372,197,000 at March 31, 2025, compared to $362,685,000 at December 31, 2024. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, the change in unrealized loss, partially offset by dividends paid. Accrued interest payable and other liabilities was $47,909,000 at March 31, 2025, compared to $44,978,000 at December 31, 2024, an increase of 6.52%.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity. As of March 31, 2025, investment securities with a fair value of $428,830,000, or 55.20% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

Our loan-to-deposit ratio at March 31, 2025 was 80.14%, compared to 80.19% at December 31, 2024. The total investment portfolio decreased $8,181,000 to $776,877,000 at March 31, 2025 compared to $785,058,000 at December 31, 2024.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $56,466,000 at March 31, 2025, compared to net unrealized losses of $59,221,000 at December 31, 2024 and $69,991,000 at March 31, 2024.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $12,676,000 or 0.54% to $2,346,897,000 as of March 31, 2025, compared to $2,334,221,000 as of December 31, 2024.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial:
Commercial and industrial	$146,736	6.3%	$143,422	6.1%
Agricultural production	28,045	1.2%	37,323	1.6%
Total commercial	174,781	7.5%	180,745	7.7%
Real estate:
Construction & other land loans	71,075	3.0%	67,869	2.9%
Commercial real estate - owner occupied	325,838	13.9%	323,188	13.8%
Commercial real estate - non-owner occupied	923,589	39.4%	913,165	39.1%
Farmland	137,587	5.9%	139,815	6.0%
Multi-family residential	143,524	6.1%	133,595	5.7%
1-4 family - close-ended	121,751	5.2%	123,445	5.3%
1-4 family - revolving	32,477	1.4%	35,421	1.5%
Total real estate	1,755,841	74.9%	1,736,498	74.3%
Consumer:
Manufactured Housing	319,211	13.6%	322,263	13.8%
Other installment loans	95,180	4.1%	415,102	4.0%
Total consumer	414,391	17.7%	737,365	17.8%
Net deferred origination costs	1,884	0.1%	1,876	0.1%
Loan, net of deferred origination fees	2,346,897	100.0%	2,334,221	100.0%
Allowance for credit losses	(26,095)		(25,803)
Total loans	$2,320,802		$2,308,418

As of March 31, 2025, in management’s judgment, a concentration of loans existed in loans commercial real estate, including construction and other land loans, representing approximately 56.3% of total loans.  This level of concentration of commercial real estate is consistent with the 55.8% of total loans at December 31, 2024. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the three months ended March 31, 2025 and 2024.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$57,394	17.61%	$59,952	18.55%
Industrial & warehouse	90,520	27.78%	86,873	26.88%
Retail	35,867	11.01%	35,042	10.84%
Gas Stations	61,011	18.72%	60,503	18.72%
Restaurants	15,325	4.70%	15,534	4.81%
Other	65,721	20.17%	65,284	20.20%
Total	$325,838	100.00%	323,188	100.00%

Commercial real estate - non-owner occupied
Office	$270,507	29.29%	$253,883	27.80%
Industrial & warehouse	156,377	16.93%	153,192	16.78%
Retail	194,325	21.04%	188,464	20.64%
Hospitality	163,117	17.66%	163,961	17.96%
Other	139,263	15.08%	153,665	16.83%
Total	$923,589	100.00%	$913,165	100.00%

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

At March 31, 2025 there were $6,936,000 nonperforming assets, compared to $6,461,000 at December 31, 2024.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $26,095,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	March 31, 2025	December 31, 2024
Commercial:
Commercial and industrial	$1,487	$1,363
Agricultural production	295	389
Total commercial	1,782	1,752

Real estate:
Construction & other land loans	1,898	2,060
Commercial real estate - owner occupied	3,281	3,253
Commercial real estate - non-owner occupied	9,679	10,014
Farmland	1,290	1,393
Multi-family residential	1,487	1,486
1-4 family - revolving	1,604	1,625
1-4 family - revolving	669	686
Total real estate	19,908	20,517

Consumer:
Manufacturing housing	3,096	2,147
Other installment loans	1,309	1,387
Total consumer	4,405	3,534

Total allowance for credit losses	$26,095	$25,803
As of March 31, 2025, the balance in the allowance for credit losses (ACL) on loans was $26,095,000, or 1.11% of total gross loans, compared to $25,803,000, or 1.11% of total gross loans, as of December 31, 2024. The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $423,265,000 as of March 31, 2025, compared to $413,973,000 as of December 31, 2024.  At March 31, 2025 and December 31, 2024, the balance of the reserve for unfunded commitments was $1,028,000 and $1,055,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$8,503	0.36%	$9,838	0.76%	$2,754	0.21%
Nonaccrual loans	6,936	0.30%	6,461	0.50%	—	—%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $17,901,000 or 0.61% to $2,928,678,000 as of March 31, 2025, compared to $2,910,777,000 as of December 31, 2024. Interest-bearing deposits decreased $13,563,000 or 0.70% to $1,916,390,000 as of March 31, 2025, compared to $1,929,953,000 as of December 31, 2024. Non-interest bearing deposits increased $31,464,000 or 3.21% to $1,012,288,000 as of March 31, 2025, compared to $980,824,000 as of December 31, 2024. Average non-interest bearing deposits to average total deposits was 34.30% for the three months ended March 31, 2025 compared to 45.30% for the same period in 2024.

The composition of the deposits and year-to-date average interest rates paid at March 31, 2025 and December 31, 2024 is summarized in the table below.

(Dollars in thousands)	March 31, 2025	% of Total Deposits	Average Interest Rate	December 31, 2024	% of Total Deposits	Average Interest Rate
NOW accounts	$422,834	14.4%	0.74%	$470,548	16.2%	0.28%
MMA accounts	865,973	29.6%	2.37%	843,145	29.0%	2.67%
Time deposits	453,460	15.5%	3.99%	443,284	15.2%	4.85%
Savings deposits	174,123	5.9%	1.66%	172,976	5.9%	0.49%
Total interest-bearing	1,916,390	65.4%	2.21%	1,929,953	66.3%	2.49%
Non-interest bearing	1,012,288	34.6%		980,824	33.7%
Total deposits	$2,928,678	100.0%		$2,910,777	100.0%

As of March 31, 2025 there was $1,069,860,000 in uninsured deposits or 36.53% of total deposits, compared to $1,029,929,000 and 35.38% as of December 31, 2024.

Other Borrowings

As of March 31, 2025, the Company had $90,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco long-term advances outstanding and $45,000,000 short-term advances outstanding. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $372,197,000 at March 31, 2025, compared to $362,685,000 at December 31, 2024.  The increase from December 31, 2024 in shareholders’ equity is the result of an increase in retained earnings from net income of $8,293,000, stock issued under the employee purchase plan of $123,000, the effect of share-based compensation expense of $291,000, and a decrease in accumulated other comprehensive loss of $2,355,000, partially offset by common stock cash dividends of $2,278,000.

During the first three months of 2025, the Company declared $2,278,000 in cash dividends ($0.12 per common share) to holders of common stock. The Company declared and paid $1,419,000 in cash dividends ($0.12 per common share) to holders of common stock during the three months ended March 31, 2024. The difference in the aggregate amount paid is attributable to additional shares issued in connection with the acquisition of Community West Bancshares.

The following table presents the Company’s regulatory capital ratios as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)
March 31, 2025	Amount	Ratio
Tier 1 Leverage Ratio	$323,490	9.36%
Common Equity Tier 1 Ratio (CET 1)	$318,490	11.39%
Tier 1 Risk-Based Capital Ratio	$323,490	11.57%
Total Risk-Based Capital Ratio	$386,357	13.82%

December 31, 2024	Amount	Ratio
Tier 1 Leverage Ratio	$222,567	9.18%
Common Equity Tier 1 Ratio (CET 1)	$217,567	12.78%
Tier 1 Risk-Based Capital Ratio	$222,567	13.07%
Total Risk-Based Capital Ratio	$273,699	16.08%
The following table presents the Bank’s regulatory capital ratios as of March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$377,411	11.04%	$138,031	4.00%	$165,267	5.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%	$178,264	6.50%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%	$219,402	8.00%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%	$274,252	10.00%

December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$285,099	11.75%	$97,016	4.00%	$121,271	5.00%
Common Equity Tier 1 Ratio (CET 1)	$285,099	16.76%	$76,526	7.00%	$110,538	6.50%
Tier 1 Risk-Based Capital Ratio	$285,099	16.76%	$102,035	8.50%	$136,047	8.00%
Total Risk-Based Capital Ratio	$301,642	17.74%	$136,047	10.50%	$170,058	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. As of March 31, 2025, the Company had unpledged securities totaling $348,047,000 available as a secondary source of liquidity and total cash and cash equivalents of $148,392,000. Cash and cash equivalents at March 31, 2025 increased 23.25% compared to $120,398,000 at December 31, 2024.  Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks.  At March 31, 2025, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $589,261,000 in unused FHLB secured advances, and a $3,632,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate. At March 31, 2025, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2025 and December 31, 2024:

Credit Lines (In thousands)	March 31, 2025	December 31, 2024
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$751,261	$738,556
Balance outstanding, net of discount	$134,377	$133,442
Collateral pledged	$1,682,393	$1,236,732
Fair value of collateral	$1,299,838	$1,083,041
Federal Reserve Bank
Credit limit	$3,632	$3,669
Balance outstanding	$—	$—
Collateral pledged	$4,270	$4,406
Fair value of collateral	$3,770	$3,828

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

ALCO and the Bank’s Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At March 31, 2025, interest rate risk was within policy guidelines established by ALCO and the Bank’s Board of Directors. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	2.93%	4.33%
up 300	2.66%	3.83%
up 200	2.38%	3.30%
up 100	2.46%	3.31%
down 100	(2.26)%	(3.46)%
down 200	(3.71)%	(5.74)%
down 300	(4.47)%	(7.30)%
down 400	(4.71)%	(8.36)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

3.2
Amended and Restated bylaws of the Company as amended attached as Exhibit 3.2 to the Annual Report on From 10-K for the year ended December 31, 2023, filed on March 15, 2024, and incorporated herein by reference.

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

Community West Bancshares

Date: May 8, 2025	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: May 8, 2025	/s/ Shannon R. Livingston
Shannon R. Livingston
Executive Vice President and Chief Financial Officer