Form 10-Q
period 2025-06-30
Community West Bancshares
filed 2025-08-08
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025
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

As of August 7, 2025 there were 19,130,508 shares of the registrant’s common stock outstanding.
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
•economic uncertainty attributable to the imposition of tariffs;
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
•our ability to achieve loan growth and attract deposits in our market area, competition for deposits, the impact of the cost of deposits and our ability to retain deposits;
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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2025	December 31, 2024

ASSETS
Cash and due from banks	$48,158	$28,029
Interest-earning deposits in other banks	86,215	92,369
Total cash and cash equivalents	134,373	120,398
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $523,679 at June 30, 2025 and $536,334 at December 31, 2024, respectively	469,354	477,113
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $786 at June 30, 2025 and $1,156 at December 31, 2024, respectively	291,405	301,359
Equity securities, at fair value	6,705	6,586
Loans, less allowance for credit losses of $28,722 at June 30, 2025 and $25,803 at December 31, 2024, respectively	2,370,665	2,308,418
Bank premises and equipment, net	23,974	24,469
Bank-owned life insurance	54,057	53,319
Federal Home Loan Bank stock	10,978	10,978
Goodwill	96,828	96,828
Core deposit intangibles	8,767	9,268
Accrued interest receivable and other assets	109,705	113,035
Total assets	$3,576,811	$3,521,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,035,371	$980,824
Interest bearing	1,959,550	1,929,953
Total deposits	2,994,921	2,910,777
Borrowings	86,000	133,442
Senior debt and subordinated debentures, less debt issuance costs of $193 at June 30, 2025 and $266 at December 31, 2024	69,962	69,889
Accrued interest payable and other liabilities	45,926	44,978
Total liabilities	3,196,809	3,159,086
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 19,130,508 at June 30, 2025 and 18,974,647 at December 31, 2024	209,268	207,816
Retained earnings	221,542	209,984
Accumulated other comprehensive loss, net of tax	(50,808)	(55,115)
Total shareholders’ equity	380,002	362,685
Total liabilities and shareholders’ equity	$3,576,811	$3,521,771

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$39,537	$36,197	$77,962	$54,497
Interest on deposits in other banks	1,054	1,076	2,110	1,507
Interest and dividends on investment securities:
Taxable	4,127	5,328	8,477	10,828
Exempt from Federal income taxes	1,307	1,396	2,614	2,792
Total interest income	46,025	43,997	91,163	69,624
INTEREST EXPENSE:
Interest on deposits	10,538	12,266	20,926	17,285
Interest on borrowings	1,281	1,758	2,954	2,379
Interest on senior debt and subordinated debentures	902	916	1,797	1,831
Total interest expense	12,721	14,940	25,677	21,495
Net interest income before provision for credit losses	33,304	29,057	65,486	48,129
PROVISION FOR CREDIT LOSSES	2,613	9,831	2,572	10,407
Net interest income after provision for credit losses	30,691	19,226	62,914	37,722
NON-INTEREST INCOME:
Service charges	505	480	1,007	864
Net realized losses on sales and calls of investment securities	(15)	(1,974)	(15)	(2,346)
Other income	1,874	2,894	3,983	4,519
Total non-interest income	2,364	1,400	4,975	3,037
NON-INTEREST EXPENSES:
Salaries and employee benefits	12,260	13,451	25,219	22,090
Occupancy and equipment	2,794	2,423	5,621	3,966
Other	7,242	12,629	14,926	17,780
Total non-interest expenses	22,296	28,503	45,766	43,836
Income (loss) before provision for income taxes	10,759	(7,877)	22,123	(3,077)
Provision (benefit) for income taxes	2,927	(1,587)	5,998	(463)
Net income (loss)	$7,832	$(6,290)	$16,125	$(2,614)
Earnings (loss) per common share:
Basic earnings (loss) per share	$0.41	$(0.33)	$0.85	$(0.17)
Weighted average common shares used in basic computation	18,987,217	18,814,020	18,960,670	15,282,274
Diluted earnings (loss) per share	$0.41	$(0.33)	$0.85	$(0.17)
Weighted average common shares used in diluted computation	19,042,750	18,937,036	19,028,425	15,369,528
Cash dividend per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net income (loss)	$7,832	$(6,290)	$16,125	$(2,614)
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	2,128	1,815	4,883	3,902
Reclassification of net losses included in net income (loss)	15	1,974	15	2,346
Amortization of net unrealized losses transferred	629	555	1,218	1,142
Other comprehensive income, before tax	2,772	4,344	6,116	7,390
Tax effect	(820)	(1,284)	(1,809)	(2,185)
Total other comprehensive income	1,952	3,060	4,307	5,205
Comprehensive income (loss)	$9,784	$(3,230)	$20,432	$2,591

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2025 AND 2024
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2024	11,831,994	$62,801	$212,805	$(63,889)	$211,717
Net loss	—	—	(6,290)	—	(6,290)
Other comprehensive income	—	—	—	3,060	3,060
Issuance of common stock due to business combination, net of issuance costs	7,037,202	143,712	—	—	143,712
Stock issued under employee stock purchase plan	3,654	77	—	—	77
Restricted stock granted, net of forfeitures	62,785	—	—	—	—
Stock-based compensation expense	—	187	—	—	187
Cash dividend	—	—	(2,265)	—	(2,265)
Stock options exercised	5,017	63	—	—	63
Repurchase and retirement of common stock	(1,121)	(19)	—	—	(19)
Balance, June 30, 2024	18,939,531	$206,821	$204,250	$(60,829)	$350,242

Balance, March 31, 2025	19,061,009	$208,958	$215,999	$(52,760)	$372,197
Net income	—	—	7,832	—	7,832
Other comprehensive income	—	—	—	1,952	1,952
Stock issued under employee stock purchase plan	4,226	77	—	—	77
Restricted stock granted, net of forfeitures	68,376	—	—	—	—
Stock-based compensation expense	—	292	—	—	292
Cash dividend	—	—	(2,289)	—	(2,289)
Stock options exercised	790	12	—	—	12
Repurchase and retirement of common stock	(3,893)	(71)	—	—	(71)
Balance, June 30, 2025	19,130,508	$209,268	$221,542	$(50,808)	$380,002

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064
Net loss	—	—	(2,614)	—	(2,614)
Other comprehensive income	—	—	—	5,205	5,205
Issuance of common stock due to business combination, net of issuance costs	7,037,202	143,712	—	—	143,712
Stock issued under employee stock purchase plan	8,034	147	—	—	147
Restricted stock granted, net of forfeitures	72,360	—	—	—	—
Stock-based compensation expense	—	368	—	—	368
Cash dividend	—	—	(3,684)	—	(3,684)
Stock options exercised and related tax benefit	5,017	63	—	—	63
Repurchase and retirement of common stock	(1,121)	(19)	—	—	(19)
Balance, June 30, 2024	18,939,531	$206,821	$204,250	$(60,829)	$350,242

Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685
Net income	—	—	16,125	—	16,125
Other comprehensive income	—	—	—	4,307	4,307
Stock issued under employee stock purchase plan	10,868	183	—	—	183
Restricted stock granted, net of forfeitures	77,883	—	—	—	—
Stock-based compensation expense	—	600	—	—	600
Cash dividend	—	—	(4,567)	—	(4,567)
Stock options exercised and related tax benefit	75,133	820	—	—	820
Repurchase and retirement of common stock	(8,023)	(151)	—	—	(151)
Balance, June 30, 2025	19,130,508	$209,268	$221,542	$(50,808)	$380,002

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,125	$(2,614)
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	316	(299)
Depreciation	1,610	937
Accretion of discounts on investments	(880)	(942)
Amortization of premiums on investments	2,283	2,081
Amortization of debt issuance costs	73	73
Accretion of premiums and discounts on acquired loans, net	(6,297)	(3,298)
Amortization of core deposit intangibles	501	250
Amortization of fair value marks on liabilities assumed	2,184	2,237
Stock-based compensation	600	368
Provision for credit losses	2,572	10,407
Net realized losses on sales and calls of available-for-sale investment securities	15	2,346
Net loss on disposal of premises and equipment	40	14
Net change in equity securities	(119)	98
Increase in bank-owned life insurance, net of expenses	(738)	(623)
Net decrease in accrued interest receivable and other assets	1,665	2,256
Net increase (decrease) in accrued interest payable and other liabilities	814	(1,284)
Net change for deferred income taxes	1,832	(2,762)
Net cash provided by operating activities	22,596	9,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	—	58,523
Purchases of available-for-sale investment securities	(5,737)	—
Proceeds from sales or calls of available-for-sale investment securities	275	38,289
Proceeds from calls of held-to-maturity investment securities	9,956	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	15,761	29,144
Proceeds from maturity and principal repayments of held-to-maturity investment securities	717	875
Net increase in loans	(59,241)	(41,829)
Purchases of premises and equipment	(1,272)	(880)
FHLB stock purchased	—	(350)
Proceeds from sale of premises and equipment	117	—
Net cash (used in) provided by investing activities	(39,424)	83,772
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, interest bearing and savings deposits	48,593	(38,089)
Net increase in time deposits	34,925	20,441
Proceeds from short-term borrowings from Federal Home Loan Bank	451,000	714,500
Repayments of short-term borrowings to Federal Home Loan Bank	(500,000)	(729,500)
Repayments of borrowings from FRB Bank Term Funding Program	—	(935)
Repurchase and retirement of common stock	(151)	(19)
Proceeds from stock issued under employee stock purchase plan	183	147
Proceeds from exercise of stock options	820	63
Cash dividend payments on common stock	(4,567)	(3,684)
Net cash provided by (used in) financing activities	30,803	(37,076)
Increase in cash and cash equivalents	13,975	55,941
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,398	53,728
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$134,373	$109,669

See notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
(In thousands)	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$26,117	$18,366
Income taxes	2,806	2,380
Operating cash flows from operating leases	1,646	1,157
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$4,896	$6,248
Acquisition:
Assets acquired	$—	$1,040,939
Liabilities assumed	$—	$(940,276)
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Note 1. Basis of Presentation

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.  Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2024 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2025, and the results of its operations and its cash flows for the three and six month interim periods ended June 30, 2025 and 2024 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2. Business Combinations

Effective on April 1, 2024, Central Valley Community Bancorp (“Central Valley”) completed its merger transaction with Community West Bancshares (“Community West”). Shortly thereafter Community West Bank (“CWB”), a wholly owned subsidiary of Community West, merged with and into Central Valley Community Bank (“CVCB”), a wholly-owned subsidiary of Central Valley, with CVCB being the surviving banking institution. Effective with these mergers, the corporate names of Central Valley and CVCB were changed to Community West Bancshares and Community West Bank, respectively.

Pursuant to the terms of the merger, holders of Community West common stock received 0.79 of a share of common stock of Central Valley for each share of Community West common stock held immediately prior to the effective time of the mergers, with cash to be paid in lieu of any fractional shares of common stock of Central Valley. As a result of the mergers, Central Valley issued approximately 7,037,202 shares of Central Valley common stock. Reporting of the financial condition and results of operation of the combined companies commenced in the second quarter of 2024.

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

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit deteriorated loans from the acquisition on April 1, 2024, and their respective expected contractual cash flows as of the acquisition date:

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

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	June 30, 2025
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,995	$—	$(651)	$9,344	$—
U.S. Government agencies	68	—	(3)	65	—
Obligations of states and political subdivisions	182,005	11	(22,277)	159,739	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	77,969	66	(4,041)	73,994	—
Private label mortgage and asset backed securities	253,182	5	(27,458)	225,729	—
Corporate debt securities	460	23	—	483	—
Total available-for-sale	$523,679	$105	$(54,430)	$469,354	$—

	June 30, 2025
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,202	$53	$(20,172)	$172,083	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,268	—	(1,777)	9,491	—
Private label mortgage and asset backed securities	52,400	—	(4,261)	48,139	7
Corporate debt securities	36,321	—	(2,351)	33,970	767
Total held-to-maturity	$292,191	$53	$(28,561)	$263,683	$786

	December 31, 2024
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,994	$—	$(936)	$9,058	$—
U.S. Government agencies	70	—	(5)	65	—
Obligations of states and political subdivisions	183,766	—	(19,126)	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	8	(4,438)	72,302	—
Private label mortgage and asset backed securities	265,302	6	(34,753)	230,555	—
Corporate debt securities	470	23	—	493
Total available-for-sale	$536,334	$37	$(59,258)	$477,113	$—

	December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,156	$54	$(17,392)	$174,818	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	—	(2,100)	8,995	—
Private label mortgage and asset backed securities	53,066	—	(5,633)	47,433	8
Corporate debt securities	46,198	—	(2,876)	43,322	1,136
Total held-to-maturity	$302,515	$54	$(28,001)	$274,568	$1,156

Proceeds and gross realized gains (losses) from the sales or calls of available-for-sale investment securities for the three and six months ended June 30, 2025 and 2024 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Available-for-Sale Securities	2025	2024	2025	2024
Proceeds from sales or calls	$275	$32,589	$275	$38,289
Gross realized gains from sales or calls	—	—	—	—
Gross realized losses from sales or calls	$(15)	$(1,974)	$(15)	$(2,346)

The provision for income taxes includes a $4,000 and $584,000 income tax benefit from security sales/calls for the three months ended June 30, 2025 and 2024, respectively. The provision for income taxes includes a $4,000 and $693,000 income tax benefit from security sales/calls for the six months ended June 30, 2025 and 2024, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at June 30, 2025 by contractual maturity is shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2025		December 31, 2024
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	31,319	28,519	15,661	14,056
After five years through ten years	22,949	21,002	33,585	29,670
After ten years	137,732	119,562	144,514	129,972
	192,000	169,083	193,760	173,698
Investment securities not due at a single maturity date:
U.S. Government agencies	68	65	70	65
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	77,969	73,994	76,732	72,302
Private label mortgage and asset backed securities	253,182	225,729	265,302	230,555
Corporate debt securities	460	483	470	493
Total available-for-sale	$523,679	$469,354	$536,334	$477,113

	June 30, 2025		December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	26,425	25,777	24,535	23,368
After five years through ten years	58,774	54,801	60,369	54,685
After ten years	107,003	91,506	107,252	96,765
	192,202	172,084	192,156	174,818
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,268	9,491	11,095	8,995
Private label mortgage and asset backed securities	52,400	48,139	53,066	47,433
Corporate debt securities	36,321	33,969	46,198	43,322
Total held-to-maturity	$292,191	$263,683	$302,515	$274,568

At June 30, 2025 there was one issuer of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,344	$(651)	$9,344	$(651)
U.S. Government agencies	—	—	65	(3)	65	(3)
Obligations of states and political subdivisions	2,729	(512)	155,690	(21,765)	158,419	(22,277)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,282	(29)	60,304	(4,012)	64,586	(4,041)
Private label mortgage and asset backed securities	—	—	225,671	(27,458)	225,671	(27,458)
Total available-for-sale	$7,011	$(541)	$451,074	$(53,889)	$458,085	$(54,430)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,058	$(936)	$9,058	$(936)
U.S. Government agencies	—	—	65	(5)	65	(5)
Obligations of states and political subdivisions	1,853	(152)	162,787	(18,974)	164,640	(19,126)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	359	(4)	63,401	(4,434)	63,760	(4,438)
Private label mortgage and asset backed securities	—	—	226,070	(34,753)	226,070	(34,753)
Total available-for-sale	$2,212	$(156)	$461,381	$(59,102)	$463,593	$(59,258)

As of June 30, 2025, the Company had a total of 133 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 1 U.S. Treasury security, 42 obligations of states and political subdivisions, 40 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 50 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at June 30, 2025. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of June 30, 2025, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

No allowance for credit losses has been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of June 30, 2025 and December 31, 2024.

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

The allowance for credit losses on HTM securities was $786,000 at June 30, 2025. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the thee months and six months ended June 30, 2025 and 2024 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

Debt Securities Held-to-Maturity	2025	2024	2025	2024
Beginning ACL balance	$974	$894	$1,156	$1,051
(Credit) provision to credit losses	(188)	182	(370)	25
Total Ending ACL balance	$786	$1,076	$786	$1,076

During the three and six month periods ended June 30, 2025, the credit to credit losses for held-to-maturity securities was primarily driven by the passage of time and updated expectations of improved future cash flows. Management believes that the allowance for credit losses for held-to-maturity securities at June 30, 2025 appropriately reflected expected credit losses at that date.

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

	June 30, 2025
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,202	$—	$—
Private label mortgage and asset backed securities	50,827	—	1,573
Corporate debt securities	—	25,238	11,083
Total debt securities held-to-maturity	$243,029	$25,238	$12,656

Note 4. Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The rollforward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,630,000 and $10,745,000 at June 30, 2025 and December 31, 2024 respectively is not included in the loan tables below and is included in other assets on the Company’s consolidated balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	June 30, 2025	December 31, 2024
Commercial:
Commercial and industrial	$159,055	$143,422
Agricultural production	27,597	37,323
Total commercial	186,652	180,745
Real estate:
Construction & other land loans	82,983	67,869
Commercial real estate - owner occupied	335,612	323,188
Commercial real estate - non-owner occupied	938,865	913,165
Farmland	136,587	139,815
Multi-family residential	143,007	133,595
1-4 family - close-ended	111,491	123,445
1-4 family - revolving	35,454	35,421
Total real estate	1,783,999	1,736,498
Consumer:
Manufactured housing	326,463	322,263
Other installment	100,759	92,839
Total consumer	427,222	415,102
Total gross loans	2,397,873	2,332,345
Net deferred origination costs	1,514	1,876
Loans, net of deferred origination costs	2,399,387	2,334,221
Allowance for credit losses	(28,722)	(25,803)
Total loans, net	$2,370,665	$2,308,418

At June 30, 2025 and December 31, 2024, loans originated under Small Business Administration (SBA) programs totaling $21,403,000 and $21,618,000, respectively, were included in the real estate and commercial categories, of which, $16,363,000 or 76% and $16,519,000 or 76%, respectively, were secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended June 30, 2025 and 2024 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2025	$1,782	$17,387	$2,521	$4,405	$26,095
Provision (credit) for credit losses (1)	483	1,844	(25)	338	2,640
Charge-offs	(85)	—	—	(50)	(135)
Recoveries	51	50	9	12	122
Ending balance, June 30, 2025	$2,231	$19,281	$2,505	$4,705	$28,722
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $2,613 includes a $188 credit for held-to-maturity securities and a $161 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2024	$977	$10,290	$2,189	$1,202	$14,658
Allowance for loan loss on purchased credit deteriorated loans (PCD)	375	371	2	73	821
Provision for credit losses (1)	171	5,965	766	2,600	9,502
Charge-offs	(46)	—	—	(7)	(53)
Recoveries	—	—	8	4	12
Ending balance, June 30, 2024	$1,477	$16,626	$2,965	$3,872	$24,940
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $9,831 includes a $182 provision for held-to-maturity securities and a $147 provision for unfunded loan commitments.

The following table shows the summary of activities for the allowance for credit losses as of and for the six months ended June 30, 2025 and 2024 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2025	$1,752	$17,766	$2,751	$3,534	$25,803
Provision (credit) for credit losses (1)	448	1,465	(263)	1,158	2,808
Charge-offs	(91)	—	—	(73)	(164)
Recoveries	122	50	17	86	275
Ending balance, June 30, 2025	$2,231	$19,281	$2,505	$4,705	$28,722
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $2,572 includes a $370 credit for held-to-maturity securities and a $134 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2024	$1,475	$9,792	$2,435	$951	$14,653
Allowance for loan loss on purchased credit deteriorated loans (PCD)	375	371	2	73	821
Provision for credit losses (1)	180	6,439	520	2,893	10,032
Charge-offs	(553)	—	—	(75)	(628)
Recoveries	—	24	8	30	62
Ending balance, June 30, 2024	$1,477	$16,626	$2,965	$3,872	$24,940
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $10,407 includes a $25 provision for held-to-maturity securities and a $349 provision for unfunded loan commitments.
During the three and six month periods ended June 30, 2025, the provision for credit losses was primarily driven by loan growth and deteriorating economic forecasts utilized by the Company. Management believes that the allowance for credit losses at June 30, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables present the composition of nonaccrual loans as of June 30, 2025 and December 31, 2024 respectively (in thousands).

	June 30, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,510	$—	1,510
Commercial real estate - owner occupied	—	111	111
Commercial real estate - non-owner occupied	—	380	380
Farmland	—	1,525	1,525
1-4 family real estate	—	2,308	2,308
Manufactured housing	570	348	918
Other Installment	—	17	17
Total	$2,080	$4,689	$6,769

	December 31, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$120	$120
Commercial real estate - non-owner occupied	—	378	378
Farmland	—	2,398	2,398
1-4 family real estate	—	2,335	2,335
Manufactured housing	—	1,215	1,215
Other installment	—	15	15
Total	$—	$6,461	$6,461

The following tables present the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of June 30, 2025 and December 31, 2024 (in thousands).

	June 30, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial and industrial	$—	$—	$1,510	$1,510
Commercial real estate - owner occupied	—	111	—	$111
Commercial real estate - non-owner occupied	—	—	380	380
Farmland	—	1,525	—	1,525
1-4 family real estate	—	2,308	—	2,308
Manufactured housing	918	—	—	918
Total	$918	$3,944	$1,890	$6,752

	December 31, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial and industrial	$—	$—	$—	$—
Commercial real estate - owner occupied	—	120	—	120
Commercial real estate - non-owner occupied	—	—	378	378
Farmland	—	2,398	—	2,398
1-4 family real estate	—	2,335	—	2,335
Manufactured housing	1,215	—	—	1,215
Total	$1,215	$4,853	$378	$6,446

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

Loans not meeting the criteria above are considered to be pass or watch rated loans.

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the six months ended June 30, 2025 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$13,209	$33,692	$11,054	$15,099	$14,370	$9,965	$51,962	$—	$149,351
Special mention	—	—	76	595	—	49	—	—	720
Substandard	—	25	—	1,510	168	888	6,657	—	9,248
Total	$13,209	$33,717	$11,130	$17,204	$14,538	$10,902	$58,619	$—	$159,319
Current period gross write-offs	$91	$—	$—	$—	$—	$—	$—	$—	$91

Agricultural production
Pass/Watch	$1,175	$1,538	$54	$—	$7	$167	$24,118	$189	$27,248
Special mention	405	—	—	—	—	—	—		405
Substandard	—	—	—	—	—	—	—		—
Total	$1,580	$1,538	$54	$—	$7	$167	$24,118	$189	$27,653
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$4,056	$24,478	$28,489	$19,912	$4,941	$264	$316	$—	$82,456
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	89	—	—	89
Total	$4,056	$24,478	$28,489	$19,912	$4,941	$353	$316	$—	$82,545
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$22,636	$48,014	$22,637	$46,916	$42,183	$140,406	$7,591	$—	$330,383
Special mention	—	—	—	—	—	1,565	—	—	1,565
Substandard	—	—	1,749	—	—	1,494	—	—	3,243
Total	$22,636	$48,014	$24,386	$46,916	$42,183	$143,465	$7,591	$—	$335,191

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$52,279	$88,896	$113,471	$186,460	$117,449	$317,134	$26,384	$—	$902,073
Special mention	—	6,236	—	585	624	9,201	150	—	16,796
Substandard	—	—	—	1,045	—	15,784	1,834	—	18,663
Total	$52,279	$95,132	$113,471	$188,090	$118,073	$342,119	$28,368	$—	$937,532
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$1,978	$4,569	$4,794	$22,639	$10,957	$67,583	$7,586	$1,500	$121,606
Special mention	220	—	—	—	—	—	—	—	220
Substandard	136	—	5,323	3,312	—	5,925	—	—	14,696
Total	$2,334	$4,569	$10,117	$25,951	$10,957	$73,508	$7,586	$1,500	$136,522
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$7,306	$12,847	$2,931	$30,994	$45,674	$29,231	$6,579	$—	$135,562
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	7,294	—	—	7,294
Total	$7,306	$12,847	$2,931	$30,994	$45,674	$36,525	$6,579	$—	$142,856
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$578	$2,408	$4,468	$61,115	$10,766	$23,940	$5,435	$—	$108,710
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	64	—	2,244	—	538	—	—	2,846
Total	$578	$2,472	$4,468	$63,359	$10,766	$24,478	$5,435	$—	$111,556
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$30,451	$5,192	$35,643
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	39	39
Total	$—	$—	$—	$—	$—	$—	$30,451	$5,231	$35,682
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$24,446	$44,579	$38,700	$44,292	$35,765	$135,850	$—	$—	$323,632
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	117	370	—	405	1,907	—	—	2,799
Total	$24,446	$44,696	$39,070	$44,292	$36,170	$137,757	$—	$—	$326,431
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Consumer
Pass/Watch	$23,916	$45,188	$18,621	$4,905	$4,166	$6,453	$695	$—	$103,944
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	59	64	33	—	—	156
Total	$23,916	$45,188	$18,621	$4,964	$4,230	$6,486	$695	$—	$104,100
Current period gross write-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73

Total loans outstanding (risk rating):
Pass/Watch	$151,579	$306,209	$245,219	$432,332	$286,278	$730,993	$161,117	$6,881	$2,320,608
Special mention	625	6,236	76	1,180	624	10,815	150	—	19,706
Substandard	136	206	7,442	8,170	637	33,952	8,491	39	59,073
Grand Total	$152,340	$312,651	$252,737	$441,682	$287,539	$775,760	$169,758	$6,920	$2,399,387
Current period total gross write-offs	$164	$—	$—	$—	$—	$—	$—	$—	$164

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the twelve months ended December 31, 2024 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$29,768	$13,064	$16,231	$14,639	$4,518	$9,457	$44,199	$1,022	$132,898
Special mention	—	—	—	1,498	—	—	—	—	1,498
Substandard	29	—	1,545	—	—	1,106	6,700	—	9,380
Total	$29,797	$13,064	$17,776	$16,137	$4,518	$10,563	$50,899	$1,022	$143,776
Current period gross write-offs	$120	$—	$5	$—	$—	$45	$—	$—	$170

Agricultural production
Pass/Watch	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$48,191	$23,314	$45,741	$43,354	$31,354	$117,466	$7,086	$—	$316,506

Special mention	—	—	—	—	158	2,958	—	—	3,116
Substandard	—	1,765	—	—	946	584	—	—	3,295
Total	$48,191	$25,079	$45,741	$43,354	$32,458	$121,008	$7,086	$—	$322,917
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$95,131	$115,292	$188,516	$118,773	$74,762	$261,586	$33,453	$1,250	$888,763
Special mention	—	—	590	633	—	6,356	—	—	7,579
Substandard	—	—	—	—	—	15,846	—	—	15,846
Total	$95,131	$115,292	$189,106	$119,406	$74,762	$283,788	$33,453	$1,250	$912,188
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$7,691	$4,945	$21,383	$12,288	$29,379	$42,815	$5,731	$—	$124,232
Special mention	—	4,025	—	—	—	—	1,166	—	5,191
Substandard	—	—	3,312	—	2,029	4,962	—	—	10,303
Total	$7,691	$8,970	$24,695	$12,288	$31,408	$47,777	$6,897	$—	$139,726
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$2,501	$5,405	$63,350	$13,581	$6,993	$24,830	$3,975	$—	$120,635
Special mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	2,257	—	—	551	—	—	2,886
Total	$2,579	$5,405	$65,607	$13,581	$6,993	$25,381	$3,975	$—	$123,521
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$29,718	$5,808	$35,526
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	116	116
Total	$—	$—	$—	$—	$—	$—	$29,718	$5,924	$35,642
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$47,839	$43,468	$46,608	$39,299	$37,551	$105,216	$—	$—	$319,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	318	464	481	1,015	—	—	2,278

Total	47,839	43,468	46,926	39,763	38,032	106,231	—	—	322,259
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Consumer
Pass/Watch	$53,869	$22,700	$6,254	$4,987	$1,371	$5,740	$660	$—	$95,581
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	62	37	63	13	—	—	190
Total	$53,869	$22,715	$6,316	$5,024	$1,434	$5,753	$660	$—	$95,771
Current period gross write-offs	$58	$10	$50	$—	$—	$13	$1	$—	$132

Total loans outstanding (risk rating):
Pass/Watch	$315,399	$251,559	$438,443	$306,931	$200,220	$593,698	$158,213	$8,080	$2,272,543
Special mention	—	4,025	590	2,131	158	9,314	1,166	—	17,384
Substandard	107	1,780	7,494	501	3,519	24,077	6,700	116	44,294
Grand Total	$315,506	$257,364	$446,527	$309,563	$203,897	$627,089	$166,079	$8,196	$2,334,221
Current period total gross write-offs	$178	$10	$562	$—	$—	$58	$1	$—	$809

The following table shows an aging analysis of the loan portfolio by class at June 30, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$216	$—	$1,510	$1,726	$157,329	$159,055	$—	$1,510
Agricultural production	—	—	—	—	27,597	27,597	—	—
Real estate:
Construction & other land loans	—	—	—	—	82,983	82,983	—	—
Commercial real estate - owner occupied	—	—	—	—	335,612	335,612	—	111
Commercial real estate - non-owner occupied	—	—	380	380	938,485	938,865	—	380
Farmland	—	—	1,525	1,525	135,062	136,587	—	1,525
Multi-family residential	—	—	—	—	143,007	143,007	—	—
1-4 family - close-ended	—	779	1,727	2,506	108,985	111,491	—	2,308
1-4 family - revolving	—	—	—	—	35,454	35,454	—	—
Consumer:
Manufactured housing	420	78	163	661	325,802	326,463	—	918
Other installment	216	—	—	216	100,543	100,759	—	17
Deferred costs	—	—	—	—	1,514	1,514	—	—
Total	$852	$857	$5,305	$7,014	$2,392,373	$2,399,387	$—	$6,769

The following table shows an aging analysis of the loan portfolio by class at December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$272	$—	$—	$272	$143,150	$143,422	$—	$—
Agricultural production	—	—	—	—	37,323	37,323	—	—
Real estate:
Construction & other land loans	—	—	—	—	67,869	67,869	—	—
Commercial real estate - owner occupied	242	—	—	242	322,946	323,188	—	120
Commercial real estate - non-owner occupied	—	—	378	378	912,787	913,165	—	378
Farmland	164	—	2,398	2,562	137,253	139,815	—	2,398
Multi-family residential	—	—	—	—	133,595	133,595	—	—
1-4 family - close-ended	2,071	1,909	78	4,058	119,387	123,445	—	2,335
1-4 family - revolving	648	—	—	648	34,773	35,421	—	—
Consumer:
Manufactured housing	535		460	995	321,268	322,263	—	1,215
Other installment	656	27	—	683	92,156	92,839	—	15
Deferred costs	—	—	—	—	1,876	1,876	—	—
Total	$4,588	$1,936	$3,314	$9,838	$2,324,383	$2,334,221	$—	$6,461

There was $117,541 and $199,416 foregone interest on nonaccrual loans for the three and six month periods ended June 30, 2025, respectively. There was $83,000 foregone interest on nonaccrual loans for the three and six months periods ended June 30, 2024. There was no interest income recognized on nonaccrual loans during the three and six month periods ended June 30, 2025 and 2024.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three or six month periods ended June 30, 2025 or 2024.

Note 5. Goodwill and Intangible Assets

Goodwill is the excess of the fair value of the consideration transferred over the fair value of the net assets acquired and the liabilities assumed as of the acquisition date. Core deposit intangibles represent the estimated future benefit of deposits related to an acquisition, are recorded separately as an asset and are amortized over an estimated useful life of 10 years. Goodwill and other intangible assets are evaluated for impairment annually or whenever events or circumstances indicate the carrying amount may be impaired.

The following tables summarize the changes in the Company’s goodwill and core deposit intangible assets for the three and six months ended June 30, 2025 and 2024:

	For Three Months Ended June 30,
	2025		2024
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$9,017	$53,777	$—
Additions	—	—	42,602	10,019
Amortizations	—	(250)	—	(250)
Ending Balance	$96,828	$8,767	$96,379	$9,769

	For Six Months Ended June 30,
	2025		2024
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$9,268	$53,777	$—
Additions	—	—	42,602	10,019
Amortizations	—	(501)	—	(250)
Ending Balance	$96,828	$8,767	$96,379	$9,769

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at June 30, 2025:

Estimated Amortization
2025	$501
2026	1,002
2027	1,002
2028	1,002
2029	1,002
Thereafter	4,258
Total	$8,767

Note 6. Deposits

The composition of the deposits at June 30, 2025 and December 31, 2024 is summarized in the table below (in thousands):

	June 30, 2025	December 31, 2024
NOW accounts	$451,739	$470,548
MMA accounts	861,088	843,145
Savings deposits	167,888	172,976
Time deposits	478,835	443,284
Total interest-bearing	1,959,550	1,929,953
Non-interest bearing	1,035,371	980,824
Total deposits	$2,994,921	$2,910,777

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2025	$190,699
2026	263,422
2027	19,751
2028	4,292
2029	501
Thereafter	170
Total	$478,835

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Savings	$136	$154	$282	$288
Money market	5,070	5,696	10,170	8,568
NOW accounts	898	85	1,611	178
Time certificates of deposit	4,434	6,331	8,863	8,251
Total	$10,538	$12,266	$20,926	$17,285

As of June 30, 2025 and December 31, 2024 uninsured deposits totaled $1,117,580,000 and $1,029,929,000, respectively.

Note 7. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $110,000,000 at June 30, 2025 and December 31, 2024, respectively, at interest rates which vary with market conditions. As of June 30, 2025 and December 31, 2024, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of June 30, 2025, the Company had a $45,000,000 short-term advance outstanding with an interest rate of 4.52% and an overnight borrowing for $41,000,000 with an interest rate of 4.58%. The short-term advance of $45,000,000 was also outstanding as of December 31, 2024, in addition to two long-term advances outstanding totaling $90,000,000 with a weighted average interest rate of 0.86%.

Approximately $1,122,757,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $625,413,000 as of June 30, 2025. FHLB advances are also secured by investment securities with amortized costs totaling $155,779,000 and $153,139,000 and fair values totaling $196,703,000 and $193,424,000 at June 30, 2025 and December 31, 2024, respectively.  The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit - The Company has a line of credit through the discount window in the amount of $3,539,000 and $3,669,000 with the Federal Reserve Bank of San Francisco (FRB) at June 30, 2025 and December 31, 2024, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,162,000 and $4,406,000 and market values totaling $3,680,000 and $3,828,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2025 and December 31, 2024:

Credit Lines (In thousands)	June 30, 2025	December 31, 2024
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	738,413	738,556
Balance outstanding, net of discount	86,000	133,442
Collateral pledged	1,701,649	1,236,732
Fair value of collateral	1,319,460	1,083,041
Federal Reserve Bank
Credit limit	3,539	3,669
Balance outstanding	—	—
Collateral pledged	4,162	4,406
Fair value of collateral	3,680	3,828

Note 8. Senior Debt & Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(193)	(266)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,962	$69,889

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended June 30, 2025 and 2024 was $309,000 and $310,000. Interest expense recognized by the Company for the Subordinated Debentures for both six months ended June 30, 2025 and 2024 was $619,000.

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

Interest expense recognized by the Company for the Senior Debt for the three and six months ended June 30, 2025 was $512,000 and $1,018,000, compared to $512,000 and $1,024,000 for the three and six months ended June 30, 2024.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At June 30, 2025, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of June 30, 2025, the rate was 6.12%.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three and six months ended June 30, 2025 was $81,000 and $159,000, compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three and six months ended June 30, 2024 of $94,000 and $188,000.

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

Commitments to extend credit amounting to $433,921,000 and $413,973,000 were outstanding at June 30, 2025 and December 31, 2024, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $430,970,000 and $399,331,000 at June 30, 2025 and December 31, 2024, respectively.  Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $76,371,000 and $74,327,000 as of June 30, 2025 and December 31, 2024, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $2,951,000 and $14,642,000 were outstanding at June 30, 2025 and December 31, 2024, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2025 or December 31, 2024.  The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2025 and December 31, 2024, the allowance for credit losses of unfunded commitments was $1,189,000 and $1,055,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Interchange Fees	$492	$635	$1,008	$1,040
Appreciation in cash surrender value of bank owned life insurance	372	347	738	622
Federal Home Loan Bank dividends	237	160	478	317
Loan placement fees	180	244	417	410
Other	593	1,508	1,342	2,130
Total other non-interest income	$1,874	$2,894	$3,983	$4,519

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Information technology	$1,791	$1,522	$3,693	$2,544
Data processing expense	855	1,037	1,655	1,722
Professional services	639	701	1,503	1,326
Regulatory assessments	498	632	989	954
ATM/Debit card expenses	397	418	790	632
Amortization of core deposit intangibles	250	250	501	250
Advertising	241	289	502	440
Directors’ expenses	236	189	452	358
Loan related expenses	164	134	376	226
Personnel other	97	50	198	180
Merger and acquisition expense	—	5,556	278	5,939
Other expense	2,074	1,851	3,989	3,209
Total other non-interest expense	$7,242	$12,629	$14,926	$17,780

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Net income (loss)	$7,832	$(6,290)	$16,125	$(2,614)
Weighted average shares outstanding	18,987,217	18,814,020	18,960,670	15,282,274
Basic earnings (loss) per share	$0.41	$(0.33)	$0.85	$(0.17)

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Net income (loss)	$7,832	$(6,290)	$16,125	$(2,614)
Weighted average shares outstanding	18,987,217	18,814,020	18,960,670	15,282,274
Effect of dilutive stock options and restricted stock	55,533	123,016	67,755	87,254
Weighted average shares of common stock and common stock equivalents	19,042,750	18,937,036	19,028,425	15,369,528
Diluted earnings (loss) per share	$0.41	$(0.33)	$0.85	$(0.17)

Options to purchase 217,210 shares of common stock were outstanding as of June 30, 2025, compared to 385,445 outstanding as of June 30, 2024. There were 118,165 and 103,935 restricted stock awards unvested and outstanding at June 30, 2025 and 2024, respectively. For the three and six months ended June 30, 2025 and 2024, there were no anti-dilutive weighted average shares outstanding.

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

Note 12. Share-Based Compensation

In May 2025, the Company adopted the Community West Bancshares 2025 Omnibus Incentive Plan (the “2025 Plan”). The plan provides for awards in the form of stock options, restricted stock, restricted stock units, and other types of awards. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock or units, the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 500,000. Currently under the 2025 Plan, 500,000 shares remain reserved for future grants as of June 30, 2025.

Share-based compensation cost recognized for those plans was $292,000 and $600,000 for the three and six months ended June 30, 2025, respectively, and $187,000 and $368,000 for the three and six months ended June 30, 2024, respectively.

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

A summary of the activity of the Company’s stock options for the six months ended June 30, 2025 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	298,663	$13.22
Options exercised	(75,133)	11.70
Options expired	(6,320)	11.86
Options outstanding at June 30, 2025	217,210	$13.86
As of June 30, 2025, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

Restricted Stock and Common Stock Awards

The 2025 Plan provides for the issuance of restricted common stock to directors and officers and common stock awards based on the achievement of performance goals as determined by the Board of Directors or in accordance with executive employment agreements. Restricted common stock grants typically vest over a one to five-year period. Restricted common stock is subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.

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

The following table summarizes restricted stock activity for the six months ended June 30, 2025 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2024	97,496	$16.89
Granted	79,033	17.76
Vested	(57,214)	16.39
Forfeited	(1,150)	15.95
Nonvested outstanding shares at June 30, 2025	118,165	$17.72

As of June 30, 2025, there were 118,165 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2025, there was $1,910,125 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.39 years and will be adjusted for subsequent changes in estimated forfeitures.

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	June 30, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$48,158	$48,158	$—	$—	$48,158
Interest-earning deposits in other banks	86,215	86,215	—	—	86,215
Held-to-maturity investment securities	291,405	—	263,683	—	263,683
Loans, net	2,370,665	—	—	2,348,166	2,348,166
Financial liabilities:
Time deposits	478,835	—	476,611	—	476,611
Borrowings	86,000	—	86,000	—	86,000
Senior debt and subordinated debentures	69,962	—	—	64,601	64,601

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,029	$28,029	$—	$—	$28,029
Interest-earning deposits in other banks	92,369	92,369	—	—	92,369
Held-to-maturity investment securities	301,359	—	274,568	—	274,568
Loans, net	2,308,418	—	—	2,252,462	2,252,462
Financial liabilities:
Time deposits	443,284	—	440,046	—	440,046
Borrowings	133,442	—	133,743	—	133,743
Senior debt and subordinated debentures	69,889	—	—	62,535	62,535

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

(d) Individually evaluated loans — Loans are not recorded at fair value on a recurring basis. However, from time to time, certain loans have individual risk characteristics not consistent with a pool of loans and is individually evaluated for credit reserves. Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are typically individually evaluated. The fair value of these loans are estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the loan as nonrecurring Level 3.

(e) Time Deposits — Fair value for fixed and variable rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities resulting in a Level 2 classification.

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,344	$9,344	$—	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	159,739	—	159,739	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	73,994	—	73,994	—
Private label mortgage and asset backed securities	225,729	—	225,729	—
Corporate debt securities	483	—	483	—
Equity securities	6,705	6,705	—	—
Total assets measured at fair value on a recurring basis	$476,059	$16,049	$460,010	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,058	$9,058	$—	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	164,640	—	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	72,302	—	72,302	—
Private label mortgage and asset backed securities	230,555	—	230,555	—
Equity securities	6,586	6,586	—	—
Total assets measured at fair value on a recurring basis	$483,206	$15,644	$467,562	$—

The table below presents the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the date indicated (in thousands):

	Fair Value Measurements Using
June 30, 2025	Fair Value	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial and industrial	$1,300	—	—	$1,300
Total collateral dependent loans	$1,300	—	—	$1,300

There were no assets or liabilities measured on a non-recurring basis at December 31, 2024.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2025 (in thousands):

	Fair Value Measurements Using
June 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$1,300	Fair value of property	Cost to sell	Not meaningful N/A

The individually evaluated loan amounts above represent collateral dependent loans that have been adjusted to fair value. When the Company identifies a collateral dependent loan with unique risk characteristics, the Company evaluates the need for an allowance using the current fair value of the collateral, less selling costs. Depending on the characteristics of a loan, the fair value of collateral is generally estimated by obtaining external appraisals. If the Company determines that the value of the loan is less than the recorded investment in the loan, the Company recognizes this impairment and adjusts the carrying value of the loan to fair value through the allowance for credit losses. The loss represents charge-offs or impairments on collateral dependent loans for fair value adjustments based on the fair value of collateral. The carrying value of loans fully charged-off is zero.

There were no liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

There were no changes in valuation techniques used during the periods ended June 30, 2025 or December 31, 2024.

Note 14. Subsequent Events

Dividend Declared

On July 16, 2025, the Board of Directors declared a $0.12 per share cash dividend payable on August 15, 2025 to shareholders of record as of August 1, 2025.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a central California-based bank holding company for a bank subsidiary, Community West Bank (the “Bank”). We offer 26 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley south to Bakersfield, and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve.

Dividend Declared

On July 16, 2025, the Board of Directors declared a $0.12 per share cash dividend payable on August 15, 2025 to shareholders of record as of August 1, 2025.

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

Allowance for Credit Losses

The Current Expected Credit Loss (“CECL”) approach requires an estimate of the credit losses expected over the life of a financial asset carried at amortized cost. It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred”.

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

Financial Highlights

The significant highlights for the Company as of or for the period ended June 30, 2025 included the following:

•The Company reported net income during the second quarter of $7.8 million, or earnings per diluted common share of $0.41, compared to net income of $8.3 million and $0.44, respectively, in the first quarter of 2025. The decrease in net income as compared to the trailing quarter was attributable to an increased provision for credit losses during the quarter.
•The Company recorded a provision for credit losses of $2.61 million during the quarter ended June 30, 2025, as compared to a credit to the provision for credit losses of $41,000 during the trailing quarter. The change is attributed to an increase in required reserves totaling $2.64 million on loans and an increase of $161,000 in reserves for unfunded commitments, partially offset by a credit to the provision for HTM securities of $188,000. The additional provision during the quarter was due to strong loan growth and deteriorating economic forecasts as compared to the prior quarter.
•Gross loans of $2.40 billion at June 30, 2025 increased by $65.2 million or 2.79% compared to $2.33 billion at December 31, 2024.
•Total assets increased by $55.0 million or 1.56% at June 30, 2025 compared to December 31, 2024.
•Total deposits of $3 billion at June 30, 2025 increased by 2.89% or $84.1 million compared to December 31, 2024.

•Total cost of deposits decreased to 1.43% for the quarter ended June 30, 2025 compared to 1.45% and 1.49% for the quarters ended March 31, 2025 and December 31, 2024, respectively.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 34.48% and 34.30% for the quarters ended June 30, 2025 and March 31, 2025, respectively.
•Net interest margin increased to 4.10% for the quarter ended June 30, 2025, from 4.04% and 3.95% for the quarters ended March 31, 2025 and December 31, 2024, respectively.
•There were $6.8 million non-performing assets as of June 30, 2025. Net loan recoveries were $13,000 for the quarter ended June 30, 2025 and loans delinquent 30 days or more were $7.0 million as of June 30, 2025.
•Capital positions remain strong at June 30, 2025 with a 9.48% Tier 1 Leverage Ratio; a 11.48% Common Equity Tier 1 Ratio; a 11.66% Tier 1 Risk-Based Capital Ratio; and a 13.98% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on August 15, 2025 to shareholders of record as of August 1, 2025.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(In thousands, except share and per-share amounts)	2025	2025	2024	2025	2024
Net interest income before provision for credit losses	$33,304	$32,182	$29,057	$65,486	$48,129
Provision (credit) for credit losses	2,613	(41)	9,831	2,572	10,407
Net interest income after (credit) provision for credit losses	30,691	32,223	19,226	62,914	37,722
Total non-interest income	2,364	2,611	1,400	4,975	3,037
Total non-interest expenses	22,296	23,470	28,503	45,766	43,836
Income (loss) before provision for income taxes	10,759	11,364	(7,877)	22,123	(3,077)
Provision (benefit) for income taxes	2,927	3,071	(1,587)	5,998	(463)
Net income (loss)	$7,832	$8,293	$(6,290)	$16,125	$(2,614)

During the three and six months ended June 30, 2025, the Company reported net income of $7,832,000 and $16,125,000, respectively. Basic and diluted earnings per share for the three and six months ended June 30, 2025 were $0.41 and $0.85, respectively. Basic and diluted loss per share for the three and six months ended June 30, 2024 were $0.33 and $0.17, respectively. During the three and six months ended June 30, 2025, the Company recorded a $2,613,000 and $2,572,000 provision for credit losses, respectively, compared to a $9,831,000 and $10,407,000 provision for credit losses during the three and six months ended June 30, 2024, respectively.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three months ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
PRE-TAX PRE-PROVISION RETURN ON AVERAGE ASSETS OR EQUITY
Net income (loss) (GAAP)	$7,832	$8,293	$(6,290)	$16,125	$(2,614)
Exclude provision (benefit) for income taxes	2,927	3,071	(1,587)	5,998	(463)
Exclude provision (credit) for credit losses	2,613	(41)	9,831	2,572	10,407
Net income before income tax and provision expense (Non-GAAP)	$13,372	$11,323	$1,954	$24,695	$7,330

RETURN ON AVERAGE ASSETS (Annualized)
Average assets	$3,553,327	$3,528,337	$3,468,433	$3,540,901	$2,944,622
Return on average assets (GAAP)	0.88%	0.94%	(0.73)%	0.91%	(0.18)%
Pre-tax pre-provision return on average assets (Non-GAAP)	1.51%	1.28%	0.23%	1.39%	0.50%

RETURN ON AVERAGE EQUITY (Annualized)
Average stockholders' equity	$377,413	$369,903	$334,809	$373,735	$271,238
Return on average equity (GAAP)	8.30%	8.97%	(7.39)%	8.63%	(1.91)%
Pre-tax pre-provision return on average equity (Non-GAAP)	14.17%	12.24%	2.33%	13.22%	5.40%

	Three months ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2024	2024
TANGIBLE COMMON EQUITY
Shareholders’ equity (GAAP)	$380,002	$371,937	$362,685	$363,515	$350,242
Exclude goodwill	96,828	96,828	96,828	96,379	96,379
Exclude other intangibles assets	8,767	9,017	9,268	9,518	9,769
Tangible common equity (Non-GAAP)	$274,407	$266,092	$256,589	$257,618	$244,094

TANGIBLE COMMON EQUITY PER SHARE
Tangible shareholders’ equity (Non-GAAP)	$274,407	$266,092	$256,589	$257,618	$244,094

Common shares outstanding at end of period	19,130,508	19,061,009	18,974,674	18,945,988	18,939,531

Common shareholders’ equity (book value) per share (GAAP)	$19.86	$19.53	$19.11	$19.19	$18.49
Tangible common shareholders’ equity (tangible book value) per share (Non-GAAP)	$14.34	$13.97	$13.52	$13.60	$13.60

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2025			For the Three Months Ended June 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$96,136	$1,054	4.39%	$84,395	$1,076	5.10%
Securities
Taxable securities	590,791	4,127	2.79%	681,934	5,328	3.13%
Non-taxable securities (1)	239,197	1,654	2.77%	253,267	1,767	2.79%
Total investment securities	829,988	5,781	2.79%	935,201	7,095	3.03%
Total securities and interest-earning deposits	926,124	6,835	2.95%	1,019,596	8,171	3.21%
Loans (2) (3)	2,364,456	39,537	6.71%	2,226,858	36,197	6.54%
Total interest-earning assets	3,290,580	$46,372	5.65%	3,246,454	$44,368	5.50%
Allowance for credit losses	(26,151)			(26,194)
Non-accrual loans	5,869			1,605
Cash and due from banks	35,607			26,624
Bank premises and equipment	23,939			21,074
Other assets	223,483			198,870
Total average assets	$3,553,327			$3,468,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$601,559	$1,034	0.69%	$502,333	$239	0.19%
Money market accounts	876,609	5,070	2.32%	816,224	5,696	2.81%
Time certificates of deposit	463,151	4,434	3.84%	487,779	6,331	5.22%
Total interest-bearing deposits	1,941,319	10,538	2.18%	1,806,336	12,266	2.73%
Other borrowed funds	167,636	2,183	5.15%	207,108	2,674	5.16%
Total interest-bearing liabilities	2,108,955	$12,721	2.42%	2,013,444	$14,940	2.98%
Non-interest bearing demand deposits	1,021,513			1,077,532
Other liabilities	45,446			42,648
Shareholders’ equity	377,413			334,809
Total average liabilities and shareholders’ equity	$3,553,327			$3,468,433
Interest income and rate earned on average earning assets		$46,372	5.65%		$44,368	5.50%
Interest expense and interest cost related to average interest-bearing liabilities		12,721	2.42%		14,940	2.98%
Net interest income and net interest margin (4)		$33,651	4.10%		$29,428	3.65%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $347 and $371 at June 30, 2025 and June 30, 2024, respectively.
(2)    Loan interest income includes loan fees (costs) of $217 and $139 at June 30, 2025 and June 30, 2024, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$94,684	$2,110	4.46%	$59,297	$1,507	5.08%
Securities
Taxable securities	596,577	8,477	2.84%	698,046	10,828	3.10%
Non-taxable securities (1)	239,600	3,309	2.76%	253,688	3,536	2.79%
Total investment securities	836,177	11,786	2.82%	951,734	14,364	3.02%
Total securities and interest-earning deposits	930,861	13,896	2.99%	1,011,031	15,871	3.14%
Loans (2) (3)	2,346,244	77,962	6.70%	1,754,964	54,497	6.24%
Total interest-earning assets	3,277,105	$91,858	5.65%	2,765,995	$70,368	5.12%
Allowance for credit losses	(26,005)			(20,271)
Non-accrual loans	6,017			802
Cash and due from banks	35,762			26,699
Bank premises and equipment	24,131			17,626
Other assets	223,891			153,771
Total average assets	$3,540,901			$2,944,622
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$594,170	$1,893	0.64%	$461,872	$466	0.20%
Money market accounts	874,763	10,170	2.34%	665,566	8,568	2.59%
Time certificates of deposit	456,593	8,863	3.91%	337,777	8,251	4.91%
Total interest-bearing deposits	1,925,526	20,926	2.19%	1,465,215	17,285	2.37%
Other borrowed funds	186,792	4,751	5.09%	164,763	4,210	5.11%
Total interest-bearing liabilities	2,112,318	$25,677	2.45%	1,629,978	21,495	2.64%
Non-interest bearing demand deposits	1,009,228			1,004,289
Other liabilities	45,620			39,117
Shareholders’ equity	373,735			271,238
Total average liabilities and shareholders’ equity	$3,540,901			$2,944,622
Interest income and rate earned on average earning assets		$91,858	5.65%		$70,368	5.12%
Interest expense and interest cost related to average interest-bearing liabilities		25,677	2.45%		21,495	2.64%
Net interest income and net interest margin (4)		$66,181	4.07%		$48,873	3.55%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $695 and $743 at June 30, 2025 and June 30, 2024, respectively.
(2)    Loan interest income includes loan fees (costs) of $316 and $120 at June 30, 2025 and June 30, 2024, respectively.
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

Changes in Volume/Rate	For the Three Months Ended June 30, 2025 and 2024			For the Six Months Ended June 30, 2025 and 2024
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$149	$(171)	$(22)	$899	$(296)	$603
Investment securities:
Taxable	(713)	(488)	(1,201)	(1,574)	(777)	(2,351)
Non-taxable (1)	(99)	(14)	(113)	(197)	(30)	(227)
Total investment securities	(812)	(502)	(1,314)	(1,771)	(807)	(2,578)
Loans	2,236	1,104	3,340	18,361	5,104	23,465
Total earning assets (1)	1,573	431	2,004	17,489	4,001	21,490
Interest expense:
Deposits:
Savings and NOW	47	748	795	133	1,294	1,427
MMA	421	(1,047)	(626)	2,693	(1,090)	1,603
Time certificate of deposits	(319)	(1,578)	(1,897)	2,902	(2,290)	612
Total interest-bearing deposits	149	(1,877)	(1,728)	5,728	(2,086)	3,642
Other borrowed funds	(508)	17	(491)	558	(18)	540
Total interest-bearing liabilities	(359)	(1,860)	(2,219)	6,286	(2,104)	4,182
Net interest income (1)	$1,932	$2,291	$4,223	$11,203	$6,105	$17,308

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended June 30, 2025 and June 30, 2024

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 45 basis points to 4.10% for the second quarter of 2025, from 3.65% for the second quarter of 2024. Average interest earning assets were $3,290,580,000 for the three months ended June 30, 2025 compared to $3,246,454,000 for the three months ended June 30, 2024.  The $44,126,000 increase in average earning assets was attributed to the $137,598,000 or 6.18% increase in average loans and $11,741,000 increase in interest-earning deposits, partially offset by the $105,213,000 decrease in investment securities.  For the three months ended June 30, 2025, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 26 basis points. The effective yield on loans increased 17 basis points. Average interest bearing liabilities increased 4.74% to $2,108,955,000 for the three months ended June 30, 2025, compared to $2,013,444,000 for the same period in 2024.

Interest and fee income from loans increased $3,340,000 or 9.23% for the three months ended June 30, 2025 compared to the same period in 2024. The yield on average loans, excluding nonaccrual loans, was 6.71% for the three months ended June 30, 2025 compared to 6.54% for the same period in 2024. The accretion from fair value marks on loans contributed 31 basis points to the loan yield for the three months ended June 30, 2025 compared to 28 basis points for the same period in 2024.

Interest income from interest-earning deposits in other banks decreased $22,000 in the three months ended June 30, 2025 to $1,054,000 compared to $1,076,000 for the same period in 2024.  The yield on average interest-earning deposits decreased 71 basis points to 4.39% for the three month period ended June 30, 2025 compared to 5.10% for the same period in 2024. Average interest-earning deposits for the three month period ended June 30, 2025 increased $11,741,000 or 13.91% to $96,136,000 compared to $84,395,000 for the same period in 2024.

Interest income from total investment securities decreased $1,314,000 in the three months ended June 30, 2025 to $5,781,000 compared to $7,095,000 for the same period in 2024.  The yield on average total investment securities decreased twenty-four basis points to 2.79% for the three month period ended June 30, 2025 compared to 3.03% for the same period in 2024. Average total investment securities for the three month period ended June 30, 2025 decreased $105,213,000 or 11.25% to $829,988,000 compared to $935,201,000 for the same period in 2024.

Total interest income for the three months ended June 30, 2025 increased $2,028,000 or 4.61% to $46,025,000 compared to $43,997,000 for the three months ended June 30, 2024.  The yield on interest earning assets increased 15 basis points to 5.65% on a fully tax equivalent basis for the three months ended June 30, 2025 from 5.50% for the period ended June 30, 2024. The increase was the result of yield changes, increases in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended June 30, 2025 and 2024 was $10,538,000 and $12,266,000, respectively. The average interest rate on interest bearing deposits decreased to 2.18% for the three months ended June 30, 2025 compared to 2.73% for the same period ended June 30, 2024. Average interest-bearing deposits increased 7.47% or $134,983,000 to $1,941,319,000 for the three months ended June 30, 2025 compared to $1,806,336,000 for the same period ended June 30, 2024.

Average other borrowed funds were $167,636,000 with an effective rate of 5.15% for the three months ended June 30, 2025 compared to $207,108,000 with an effective rate of 5.16% for the three months ended June 30, 2024.  Total interest expense on other borrowed funds was $2,183,000 for the three months ended June 30, 2025 and $2,674,000 for the three months ended June 30, 2024.

The cost of interest-bearing liabilities decreased 56 basis points to 2.42% for the three month period ended June 30, 2025 compared to 2.98% for the same period in 2024. The cost of total deposits decreased to 1.43% compared to 1.71% for the three month periods ended June 30, 2025 and 2024, respectively.  The decrease in cost of deposits was due to reduction of rates paid for money market and time deposit accounts over the two time periods. Average non-interest bearing demand deposits decreased 5.20% to $1,021,513,000 for the three month period ended June 30, 2025 compared to $1,077,532,000 for the same period in 2024.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 34.48% in the three month period ended June 30, 2025 compared to 37.36% for the same period in 2024.

Net interest income before the provision for credit losses for the three months ended June 30, 2025 increased by $4,247,000 or 14.62% to $33,304,000 compared to $29,057,000 for the same period in 2024.  The increase was a result of increased interest income on average earnings assets and an increase in interest expense on average interest bearing liabilities.

Comparison of the six months ended June 30, 2025 and June 30, 2024

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 52 basis points to 4.07% for the six months ended June 30, 2025, from 3.55% for the same period of 2024. Average interest earning assets were $3,277,105,000 for the six months ended June 30, 2025 compared to $2,765,995,000 for the six months ended June 30, 2024. The $511,110,000 increase in average earning assets was attributed to the $591,280,000 or 33.69% increase in average loans, partially offset by the $80,170,000 decrease in average total investment securities.  For the six months ended June 30, 2025, the effective yield on loans increased 46 basis points. Average interest bearing liabilities increased 29.59% to $2,112,318,000 for the six months ended June 30, 2025, compared to $1,629,978,000 for the same period in 2024.

Interest and fee income from loans increased $23,465,000 or 43.06% for the six months ended June 30, 2025 compared to the same period in 2024. Net interest income during the first six months of 2025 was impacted by an increase in average total loans of $591,280,000 or 33.69% to $2,346,244,000 compared to $1,754,964,000 for the same period in 2024. The yield on average loans, excluding nonaccrual loans, was 6.70% for the six months ended June 30, 2025 compared to 6.24% for the same period in 2024. The accretion from fair value marks on loans contributed 54 basis points to the loan yield for the six months ended June 30, 2025 compared to 37 basis points for the same period in 2024.

Total interest income for the six months ended June 30, 2025 increased $21,539,000 or 30.94% to $91,163,000 compared to $69,624,000 for the six months ended June 30, 2024.  The yield on interest earning assets increased 53 basis points to 5.65% on a fully tax equivalent basis for the six months ended June 30, 2025 from 5.12% for the six months ended June 30, 2024. The increase was the result of the acquisition of Community West Bank as of April 1, 2024, yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the six months ended June 30, 2025 and 2024 was $20,926,000 and $17,285,000, respectively. The average interest rate on interest bearing deposits decreased 18 basis points to 2.19% for the six months ended ended June 30, 2025 compared to 2.37% for the same period ended June 30, 2024.  Average interest-bearing deposits increased 31.42% or $460,311,000 to $1,925,526,000 for the six months ended June 30, 2025 compared to $1,465,215,000 for the same period ended June 30, 2024.

Average other borrowed funds were $186,792,000 with an effective rate of 5.09% for the six months ended June 30, 2025 compared to $164,763,000 with an effective rate of 5.11% for the six months ended June 30, 2024.  Total interest expense on other borrowed funds was $4,751,000 for the six months ended June 30, 2025 and $4,210,000 for the six months ended June 30, 2024.

Net interest income before the provision for credit losses for the six months ended June 30, 2025 increased by $17,357,000 or 36.06% to $65,486,000 compared to $48,129,000 for the same period in 2024.  The increase was a result of the acquisition of Community West Bank as of April 1, 2024, yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$26,095	$14,658	$25,803	$14,653
Allowance for loan loss on purchased credit deteriorated loans (PCD)	—	821	—	821
Provision for credit losses	2,640	9,502	2,808	10,032
Losses charged to allowance	(135)	(53)	(164)	(628)
Recoveries	122	12	275	62
Balance, end of period	$28,722	$24,940	$28,722	$24,940
Allowance for credit losses to total loans at end of period	1.20%	1.11%	1.20%	1.11%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three month and six month periods ended June 30, 2025, the Company recorded a $2,640,000 and $2,808,000 provision for credit losses on loans, respectively. During the three month and six month periods ended June 30, 2024, the Company recorded a $9,502,000 and $10,032,000 provision for credit losses on loans, respectively. The current year provision was due to strong loan growth and deteriorating economic scenarios during the second quarter. The prior year provision was due to the merger that closed on April 1, 2024.

The Company had net recoveries of $13,000 and $111,000 for the three months and six months ended June 30, 2025, respectively. The Company had net charge-offs totaling $41,000 and $566,000 for the three months and six months ended June 30, 2024, respectively.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses.

The following table shows classified loans for the periods indicated:

Loan Type (Dollars in thousands)	June 30, 2025	% of Loans	December 31, 2024	% of Loans
Commercial:
Commercial and industrial	$9,248	15.7%	$9,380	21.2%
Agricultural production	—	—%	—	—%
Total commercial	9,248	15.7%	9,380	21.2%
Real estate:
Construction & other land loans	89	0.2%	—	—%
Commercial real estate - owner occupied	3,243	5.5%	3,295	7.4%
Commercial real estate - non-owner occupied	18,663	31.6%	15,846	35.8%
Farmland	14,696	24.9%	10,303	23.3%
Multi-family residential	7,294	12.3%	—	—%
1-4 family - close-ended	2,846	4.9%	2,886	6.5%
1-4 family - revolving	39	0.1%	116	0.3%
Total real estate	46,870	79.5%	32,446	73.3%
Consumer:
Manufactured Housing	2,799	4.7%	2,278	5.1%
Other installment loans	156	0.3%	190	0.4%
Total consumer	2,955	5.0%	2,468	5.5%
Total classified loans	$59,073		$44,294
Non-Interest Income

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges	$505	$480	$25	5.2%	$1,007	$864	$143	16.6%
Interchange fees	492	635	(143)	(22.5)%	1,008	1,040	(32)	(3.1)%
Appreciation in cash surrender value of bank owned life insurance	372	347	25	7.2%	738	622	116	18.6%
Federal Home Loan Bank dividends	237	160	77	48.1%	478	317	161	50.8%
Loan placement fees	180	244	(64)	(26.2)%	417	592	(175)	(29.6)%
Net realized losses on sales and calls of investment securities	(15)	(1,974)	1,959	(99.2)%	(15)	(2,346)	2,331	(99.4)%
Other income	593	1,508	(915)	(60.7)%	1,342	1,948	(606)	(31.1)%
Total non-interest income	$2,364	$1,400	$964	68.9%	$4,975	$3,037	$1,938	63.8%

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $2,364,000 for the three months ended June 30, 2025 compared to $1,400,000 for the same period in 2024. The 68.86% or $964,000 increase in non-interest income during the three months ended June 30, 2025 was primarily driven by lower net realized losses on sales of investment securities in the amount of $1,959,000 less than at June 30, 2024, partially offset by a $915,000 or 60.68% decrease in other income and a $143,000 or 22.52% decrease in interchange fees.

The Bank currently holds $10,978,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends. We received dividends totaling $478,000 for the six months ended June 30, 2025, compared to $317,000 for the six months ended June 30, 2024.

Non-Interest Expenses

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$12,260	$13,451	$(1,191)	(8.9)%	$25,219	$22,090	$3,129	14.2%
Occupancy and equipment	2,794	2,423	371	15.3%	5,621	3,966	1,655	41.7%
Information technology	1,791	1,522	269	17.7%	3,693	2,544	1,149	45.2%
Regulatory assessments	498	632	(134)	(21.2)%	989	954	35	3.7%
Data processing expense	855	1,037	(182)	(17.6)%	1,655	1,722	(67)	(3.9)%
Professional services	639	701	(62)	(8.8)%	1,503	1,326	177	13.3%
ATM/Debit card expenses	397	418	(21)	(5.0)%	790	632	158	25.0%
Advertising	241	289	(48)	(16.6)%	502	440	62	14.1%
Directors’ expenses	236	189	47	24.9%	452	358	94	26.3%
Merger and acquisition expense	—	5,556	(5,556)	(100.0)%	278	5,939	(5,661)	(95.3)%
Loan related expenses	164	134	30	22.4%	376	226	150	66.4%
Personnel other	97	50	47	94.0%	198	180	18	10.0%
Amortization of core deposit intangibles	251	250	1	0.4%	501	250	251	100.4%
Other expense	2,073	1,851	222	12.0%	3,989	3,209	780	24.3%
Total non-interest expense	$22,296	$28,503	$(6,207)	(21.8)%	$45,766	$43,836	$1,930	4.4%

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses decreased $6,207,000 or 21.78% to $22,296,000 for the three months ended June 30, 2025, compared to $28,503,000 for the three months ended June 30, 2024. The net decrease for the three months ended June 30, 2025 was primarily the result of decreases in acquisition and merger expenses of $5,556,000, salaries and employee benefits of $1,191,000, data processing expenses of $182,000, regulatory assessments expenses of $134,000, and ATM/Debit card expenses of $21,000.

Non-interest expenses increased $1,930,000 or 4.40% to $45,766,000 for the six months ended June 30, 2025, compared to $43,836,000 for the six months ended June 30, 2024.  The net increase for the six month period was primarily the result of increases in salaries and employee benefits of $3,129,000, occupancy and equipment of $1,655,000, other expenses of $780,000, information technology of $1,149,000, regulatory assessments of $35,000, and professional services of $177,000, partially offset by a decrease in merger and acquisition expenses of $5,661,000.

Salaries and employee benefits increased $3,129,000 or 14.16% to $25,219,000 for the first six months of 2025 compared to $22,090,000 for the six months ended June 30, 2024.  The increase in salaries and benefits was a reflection of an increase in full-time equivalent employees as a result of the merger for the full six months as compared to three months in the prior year. The year-to-date average full time equivalent employees were 342 for the six months ended June 30, 2025, compared to 253 for the six months ended June 30, 2024. Merger related expenses and data processing expenses declined during the year-to-date period as compared to the prior year-to-date period, reflecting the completion of merger and integration activities.

Provision for Income Taxes

Our effective income tax rate was 27.21% and 20.15% for the three month periods ended June 30, 2025 and 2024. Our effective income tax rate was 27.11% and 15.05% for the six month periods ended June 30, 2025 and 2024.

The Company reported an income tax provision of $2,927,000 and a benefit of $1,587,000 for the three month periods ended June 30, 2025 and 2024. The Company reported an income tax provision of $5,998,000 and a benefit of $463,000 for the six month periods ended June 30, 2025 and 2024.

The effective tax rate was not as impacted by Low Income Housing Tax Credits (“LIHTC”) or additional tax deductible items during the six month period ended June 30, 2025 as compared to the prior year period due to the increased earnings of the Company from the merger. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2025 and December 31, 2024, there was no reserve for uncertain tax positions.

On June 27, 2025, Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Rev. & Tax. Code to require financial institutions to apportion income using the single sales factor formula for California. Prior to this change, financial institutions were required to use the three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This change in tax law did not have a material impact on the company's tax expense as of June 30, 2025.

On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The Company is currently evaluating the impact the law will have on income tax provision.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,576,811,000 as of June 30, 2025, compared to $3,521,771,000 at December 31, 2024, an increase of 1.56% or $55,040,000.  Total gross loans were $2,399,387,000 at June 30, 2025, compared to $2,334,221,000 at December 31, 2024, an increase of $65,166,000 or 2.79%. Total cash and cash equivalents increased 11.61% or $13,975,000 to $134,373,000 at June 30, 2025 compared to $120,398,000 at December 31, 2024. The investment portfolio decreased 2.24% or $17,594,000 to $767,464,000 at June 30, 2025 compared to $785,058,000 at December 31, 2024. Total deposits increased 2.89% or $84,144,000 to $2,994,921,000 at June 30, 2025, compared to $2,910,777,000 at December 31, 2024. Shareholders’ equity increased 4.77% or $17,317,000 to $380,002,000 at June 30, 2025, compared to $362,685,000 at December 31, 2024. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, and the change in unrealized loss, partially offset by dividends paid. Accrued interest payable and other liabilities was $45,926,000 at June 30, 2025, compared to $44,978,000 at December 31, 2024, an increase of 2.11% or $948,000.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity.  As of June 30, 2025, investment securities with a fair value of $428,830,000, or 55.88% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The total investment portfolio decreased $17,594,000 to $767,464,000 at June 30, 2025 compared to $785,058,000 at December 31, 2024.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $54,325,000 at June 30, 2025, compared to net unrealized losses of $59,221,000 at December 31, 2024 and $66,202,000 at June 30, 2024.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $65,166,000 or 2.79% to $2,399,387,000 as of June 30, 2025, compared to $2,334,221,000 as of December 31, 2024.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial:
Commercial and industrial	$159,055	6.6%	$143,422	6.1%
Agricultural production	27,597	1.2%	37,323	1.6%
Total commercial	186,652	7.8%	180,745	7.7%
Real estate:
Construction & other land loans	82,983	3.5%	67,869	2.9%
Commercial real estate - owner occupied	335,612	14.0%	323,188	13.8%
Commercial real estate - non-owner occupied	938,865	39.1%	913,165	39.1%
Farmland	136,587	5.7%	139,815	6.0%
Multi-family residential	143,007	6.0%	133,595	5.7%
1-4 family - close-ended	111,491	4.6%	123,445	5.3%
1-4 family - revolving	35,454	1.5%	35,421	1.5%
Total real estate	1,783,999	74.4%	1,736,498	74.3%
Consumer:
Manufactured Housing	326,463	13.6%	322,263	13.8%
Other installment loans	100,759	4.2%	415,102	4.0%
Total consumer	427,222	17.8%	737,365	17.8%
Net deferred origination costs	1,514	0.1%	1,876	0.1%
Loan, net of deferred origination fees	2,399,387	100.0%	2,334,221	100.0%
Allowance for credit losses	(28,722)		(25,803)
Total loans	$2,370,665		$2,308,418

As of June 30, 2025, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 56.6% of total loans. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the three months ended June 30, 2025 and 2024.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$55,635	16.58%	$59,952	18.55%
Industrial & warehouse	94,266	28.09%	86,873	26.88%
Retail	38,208	11.38%	35,042	10.84%
Gas Stations	71,595	21.33%	60,503	18.72%
Restaurants	15,917	4.74%	15,534	4.81%
Other	59,991	17.88%	65,284	20.20%
Total	$335,612	100.00%	323,188	100.00%

Commercial real estate - non-owner occupied
Office	$275,788	29.37%	$253,883	27.80%
Industrial & warehouse	157,466	16.77%	153,192	16.78%
Retail	217,967	23.22%	188,464	20.64%
Hospitality	174,329	18.57%	163,961	17.96%
Other	113,315	12.07%	153,665	16.83%
Total	$938,865	100.00%	$913,165	100.00%

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

At June 30, 2025 there were $6,769,000 nonperforming assets, compared to $6,461,000 at December 31, 2024.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $28,722,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	June 30, 2025	December 31, 2024
Commercial:
Commercial and industrial	$1,833	$1,363
Agricultural production	398	389
Total commercial	2,231	1,752

Real estate:
Construction & other land loans	2,544	2,060
Commercial real estate - owner occupied	3,455	3,253
Commercial real estate - non-owner occupied	10,525	10,014
Farmland	1,392	1,393
Multi-family residential	1,582	1,486
1-4 family - close-ended	1,537	1,625
1-4 family - revolving	751	686
Total real estate	21,786	20,517

Consumer:
Manufactured housing	3,338	—
Other installment	1,367	1,387
Total consumer	4,705	1,387

Total allowance for credit losses	$28,722	$23,656
As of June 30, 2025, the balance in the allowance for credit losses (ACL) on loans was $28,722,000, or 1.20% of total gross loans, compared to $25,803,000, or 1.11% of total gross loans, as of December 31, 2024. The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $433,921,000 as of June 30, 2025, compared to $413,973,000 as of December 31, 2024.  At June 30, 2025 and December 31, 2024, the balance of the reserve for unfunded commitments was $1,189,000 and $1,055,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2025		December 31, 2024		June 30, 2024
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$7,014	0.29%	$9,838	0.76%	$8,141	0.36%
Nonaccrual loans	6,769	0.28%	6,461	0.50%	2,806	0.12%

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $84,144,000 or 2.89% to $2,994,921,000 as of June 30, 2025, compared to $2,910,777,000 as of December 31, 2024. Interest-bearing deposits increased $29,597,000 or 1.53% to $1,959,550,000 as of June 30, 2025, compared to $1,929,953,000 as of December 31, 2024.  Non-interest bearing deposits increased $54,547,000 or 5.56% to $1,035,371,000 as of June 30, 2025, compared to $980,824,000 as of December 31, 2024. Average non-interest bearing deposits to average total deposits was 34.30% for the six months ended June 30, 2025 compared to 40.67% for the same period in 2024.

The composition of the deposits and year-to-date average interest rates at June 30, 2025 and December 31, 2024 is summarized in the table below.

(Dollars in thousands)	June 30, 2025	% of Total Deposits	Average Interest Rate	December 31, 2024	% of Total Deposits	Average Interest Rate
NOW accounts	$451,739	15.1%	0.77%	$470,548	16.2%	0.28%
MMA accounts	861,088	28.8%	2.34%	843,145	29.0%	2.67%
Time deposits	478,835	16.0%	3.91%	443,284	15.2%	4.85%
Savings deposits	167,888	5.6%	0.33%	172,976	5.9%	0.49%
Total interest-bearing	1,959,550	65.5%	2.19%	1,929,953	66.3%	2.49%
Non-interest bearing	1,035,371	34.6%		980,824	33.7%
Total deposits	$2,994,921	100.0%		$2,910,777	100.0%

As of June 30, 2025 there was $1,117,580,000 in uninsured deposits or 37.32% of total deposits, compared to $821,756,000 and 46.47% as of December 31, 2024.

Other Borrowings

As of June 30, 2025, the Company had $45,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco short-term advances outstanding and $41,000,000 overnight advances outstanding. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $380,002,000 at June 30, 2025, compared to $362,685,000 at December 31, 2024.  The increase from December 31, 2024 in shareholders’ equity is the result of an increase in retained earnings from net income of $16,125,000, stock issued under the employee purchase plan of $183,000, the effect of share-based compensation expense of $600,000, and a decrease in accumulated other comprehensive loss of $4,307,000, partially offset by common stock cash dividends of $4,567,000

During the first six months of 2025, the Company declared $4,567,000 in cash dividends ($0.24 per common share) to holders of common stock. The Company declared and paid $3,684,000 in cash dividends ($0.24 per common share) to holders of common stock during the six months ended June 30, 2024.

The following table presents the Company’s regulatory capital ratios as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement
June 30, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$330,189	9.48%	$139,307	4.00%
Common Equity Tier 1 Ratio (CET 1)	$325,189	11.48%	$127,458	4.50%
Tier 1 Risk-Based Capital Ratio	$330,189	11.66%	$169,944	6.00%
Total Risk-Based Capital Ratio	$395,692	13.98%	$226,592	8.00%

December 31, 2024	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$316,343	9.17%	$138,018	4.00%
Common Equity Tier 1 Ratio (CET 1)	$311,343	11.15%	$125,632	4.50%
Tier 1 Risk-Based Capital Ratio	$316,343	11.33%	$167,510	6.00%
Total Risk-Based Capital Ratio	$379,091	13.58%	$223,346	8.00%

The following table presents the Bank’s regulatory capital ratios as of June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$391,361	11.25%	$139,151	4.00%	$173,939	5.00%
Common Equity Tier 1 Ratio (CET 1)	$391,361	13.84%	$127,287	7.00%	$183,859	6.50%
Tier 1 Risk-Based Capital Ratio	$391,361	13.84%	$169,716	8.50%	$226,288	8.00%
Total Risk-Based Capital Ratio	$422,058	14.92%	$226,288	10.50%	$282,859	10.00%

December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$377,411	10.94%	$138,031	4.00%	$172,539	5.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%	$181,240	6.50%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%	$223,065	8.00%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%	$278,831	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco.  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities.  As of June 30, 2025, the Company had unpledged securities totaling $338,634,000 available as a secondary source of liquidity and total cash and cash equivalents of $134,373,000. Cash and cash equivalents at June 30, 2025 increased 11.61% compared to $120,398,000 at December 31, 2024. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks. At June 30, 2025, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $625,413,000 in unused FHLB secured advances, and a $3,539,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate. At June 30, 2025, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2025 and December 31, 2024:

Credit Lines (In thousands)	June 30, 2025	December 31, 2024
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$738,413	$738,556
Balance outstanding, net of discount	$86,000	$133,442
Collateral pledged	$1,701,649	$1,236,732
Fair value of collateral	$1,319,460	$1,083,041
Federal Reserve Bank
Credit limit	$3,539	$3,669
Balance outstanding	$—	$—
Collateral pledged	$4,162	$4,406
Fair value of collateral	$3,680	$3,828

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

ALCO and the Bank’s Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At June 30, 2025, interest rate risk was within policy guidelines established by ALCO and the Bank’s Board of Directors. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	3.27%	5.25%
up 300	2.95%	4.57%
up 200	2.62%	3.86%
up 100	2.62%	3.61%
down 100	(1.89)%	(3.24)%
down 200	(3.47)%	(5.79)%
down 300	(4.44)%	(7.68)%
down 400	(4.64)%	(8.86)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Community West Bancshares

Date: August 7, 2025	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: August 7, 2025	/s/ Shannon R. Livingston
Shannon R. Livingston
Executive Vice President and Chief Financial Officer