Form 10-Q
period 2025-09-30
Community West Bancshares
filed 2025-11-07
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025
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

As of November 6, 2025 there were 19,158,428 shares of the registrant’s common stock outstanding.
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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2025	December 31, 2024

ASSETS
Cash and due from banks	$39,823	$28,029
Interest-earning deposits in other banks	81,735	92,369
Total cash and cash equivalents	121,558	120,398
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $515,813 at September 30, 2025 and $536,334 at December 31, 2024, respectively	473,075	477,113
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $724 at September 30, 2025 and $1,156 at December 31, 2024, respectively	287,082	301,359
Equity securities, at fair value	6,769	6,586
Loans, less allowance for credit losses of $29,590 at September 30, 2025 and $25,803 at December 31, 2024, respectively	2,421,552	2,308,418
Bank premises and equipment, net	23,569	24,469
Bank-owned life insurance	53,783	53,319
Federal Home Loan Bank stock	10,978	10,978
Goodwill	96,828	96,828
Core deposit intangibles	8,516	9,268
Accrued interest receivable and other assets	108,554	113,035
Total assets	$3,612,264	$3,521,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,091,817	$980,824
Interest bearing	1,984,114	1,929,953
Total deposits	3,075,931	2,910,777
Borrowings	20,000	133,442
Senior debt and subordinated debentures, less debt issuance costs of $157 at September 30, 2025 and $266 at December 31, 2024	69,998	69,889
Accrued interest payable and other liabilities	48,759	44,978
Total liabilities	3,214,688	3,159,086
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 19,138,677 at September 30, 2025 and 18,974,647 at December 31, 2024	209,671	207,816
Retained earnings	230,119	209,984
Accumulated other comprehensive loss, net of tax	(42,214)	(55,115)
Total shareholders’ equity	397,576	362,685
Total liabilities and shareholders’ equity	$3,612,264	$3,521,771

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2025	2024	2025	2024
INTEREST INCOME:
Interest and fees on loans	$40,384	$37,422	$118,346	$91,919
Interest on deposits in other banks	1,149	1,537	3,259	3,044
Interest and dividends on investment securities:
Taxable	4,082	4,954	12,560	15,782
Exempt from Federal income taxes	1,273	1,372	3,887	4,164
Total interest income	46,888	45,285	138,052	114,909
INTEREST EXPENSE:
Interest on deposits	10,785	12,493	31,711	29,778
Interest on borrowings	251	1,660	3,205	4,039
Interest on senior debt and subordinated debentures	908	918	2,705	2,749
Total interest expense	11,944	15,071	37,621	36,566
Net interest income before provision for credit losses	34,944	30,214	100,431	78,343
PROVISION (CREDIT) FOR CREDIT LOSSES	667	(518)	3,239	9,889
Net interest income after provision for credit losses	34,277	30,732	97,192	68,454
NON-INTEREST INCOME:
Service charges	519	478	1,526	1,342
Net realized losses on sales and calls of investment securities	(26)	(1,853)	(41)	(4,199)
Other income	2,473	2,480	6,456	6,999
Total non-interest income	2,966	1,105	7,941	4,142
NON-INTEREST EXPENSES:
Salaries and employee benefits	12,525	13,710	37,744	35,800
Occupancy and equipment	2,933	2,687	8,554	6,653
Other expense	6,709	11,280	21,636	29,060
Total non-interest expenses	22,167	27,677	67,934	71,513
Income before provision for income taxes	15,076	4,160	37,199	1,083
Provision for income taxes	4,203	775	10,201	312
Net income	$10,873	$3,385	$26,998	$771
Earnings per common share:
Basic earnings per share	$0.57	$0.18	$1.42	$0.05
Weighted average common shares used in basic computation	19,019,990	18,843,606	18,980,661	16,478,049
Diluted earnings per share	$0.57	$0.18	$1.42	$0.05
Weighted average common shares used in diluted computation	19,093,544	18,965,434	19,051,291	16,575,361
Cash dividend per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net income	$10,873	$3,385	$26,998	$771
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	11,561	14,350	16,442	18,252
Reclassification of net losses included in net income	26	1,853	41	4,199
Amortization of net unrealized losses transferred	614	574	1,832	1,716
Other comprehensive income, before tax	12,201	16,777	18,315	24,167
Tax effect	(3,607)	(4,959)	(5,414)	(7,144)
Total other comprehensive income	8,594	11,818	12,901	17,023
Comprehensive income	$19,467	$15,203	$39,899	$17,794

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, June 30, 2024	18,939,531	$206,821	$204,250	$(60,829)	$350,242
Net income	—	—	3,385	—	3,385
Other comprehensive income	—	—	—	11,818	11,818
Stock issued under employee stock purchase plan	4,407	69	—	—	69
Restricted stock granted, net of forfeitures	(695)	—	—	—	—
Stock-based compensation expense	—	253	—	—	253
Cash dividend	—	—	(2,273)	—	(2,273)
Stock options exercised	3,318	40	—	—	40
Repurchase and retirement of common stock	(968)	(19)	—	—	(19)
Balance, September 30, 2024	18,945,593	$207,164	$205,362	$(49,011)	$363,515

Balance, June 30, 2025	19,130,508	$209,268	$221,542	$(50,808)	$380,002
Net income	—	—	10,873	—	10,873
Other comprehensive income	—	—	—	8,594	8,594
Stock issued under employee stock purchase plan	4,324	69	—	—	69
Restricted stock granted, net of forfeitures	(730)	—	—	—	—
Stock-based compensation expense	—	275	—	—	275
Cash dividend	—	—	(2,296)	—	(2,296)
Stock options exercised	4,575	59	—	—	59
Balance, September 30, 2025	19,138,677	$209,671	$230,119	$(42,214)	$397,576

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2023	11,818,039	$62,550	$210,548	$(66,034)	$207,064
Net income	—	—	771	—	771
Other comprehensive income	—	—	—	17,023	17,023
Issuance of common stock due to business combination, net of issuance costs	7,037,202	143,712	—	—	143,712
Stock issued under employee stock purchase plan	12,441	216	—	—	216
Restricted stock granted, net of forfeitures	71,665	—	—	—	—
Stock-based compensation expense	—	621	—	—	621
Cash dividend	—	—	(5,957)	—	(5,957)
Stock options exercised and related tax benefit	8,335	103	—	—	103
Repurchase and retirement of common stock	(2,089)	(38)	—	—	(38)
Balance, September 30, 2024	18,945,593	$207,164	$205,362	$(49,011)	$363,515

Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685
Net income	—	—	26,998	—	26,998
Other comprehensive income	—	—	—	12,901	12,901
Stock issued under employee stock purchase plan	15,192	252	—	—	252
Restricted stock granted, net of forfeitures	77,153	—	—	—	—
Stock-based compensation expense	—	875	—	—	875
Cash dividend	—	—	(6,863)	—	(6,863)
Stock options exercised and related tax benefit	79,708	879	—	—	879
Repurchase and retirement of common stock	(8,023)	(151)	—	—	(151)
Balance, September 30, 2025	19,138,677	$209,671	$230,119	$(42,214)	$397,576

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,998	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	933	(284)
Depreciation	2,439	1,526
Accretion of discounts on investments	(1,366)	(1,380)
Amortization of premiums on investments	6,057	6,343
Amortization of debt issuance costs	109	109
Accretion of premiums and discounts on acquired loans, net	(8,866)	(6,349)
Amortization of core deposit intangibles	752	501
Amortization of fair value marks on liabilities assumed	2,423	3,943
Stock-based compensation	875	621
Provision for credit losses	3,239	9,889
Net realized losses on sales and calls of available-for-sale investment securities	41	4,199
Net loss (gain) on disposal of premises and equipment	40	(7)
Net gain on sale of foreclosed assets	(39)	—
Net change in equity securities	(183)	(141)
Increase in bank-owned life insurance, net of expenses	(1,117)	(971)
Net gain on proceeds from death benefits	(198)	—
Net decrease in accrued interest receivable and other assets	(2,631)	2,872
Net increase (decrease) in accrued interest payable and other liabilities	4,025	(2,145)
Net change for deferred income taxes	2,270	(2,495)
Net cash provided by operating activities	35,801	17,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	—	58,523
Purchases of available-for-sale investment securities	(7,183)	—
Proceeds from sales or calls of available-for-sale investment securities	500	64,229
Proceeds from calls of held-to-maturity investment securities	13,956	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	23,768	43,941
Proceeds from maturity and principal repayments of held-to-maturity investment securities	1,289	1,234
Net increase in loans	(109,004)	(79,202)
Proceeds from sale of foreclosed assets	206	—
Purchases of premises and equipment	(1,696)	(3,414)
FHLB stock purchased	—	(350)
Proceeds from sale of premises and equipment	117	22
Net cash (used in) provided by investing activities	(78,047)	84,983
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	118,951	47,270
Net increase (decrease) in time deposits	45,338	(13,294)
Proceeds from short-term borrowings from Federal Home Loan Bank	879,000	839,000
Repayments of short-term borrowings to Federal Home Loan Bank	(994,000)	(829,000)
Repayments of borrowings from FRB Bank Term Funding Program	—	(45,000)
Repurchase and retirement of common stock	(151)	(38)
Proceeds from stock issued under employee stock purchase plan	252	216
Proceeds from exercise of stock options	879	103
Cash dividend payments on common stock	(6,863)	(5,957)
Net cash provided by (used in) financing activities	43,406	(6,700)
Increase in cash and cash equivalents	1,160	95,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	120,398	53,728
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,558	$149,013

See notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
(In thousands)	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$37,401	$34,356
Income taxes	5,346	2,380
Operating cash flows from operating leases	2,674	2,303
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$16,483	$22,451
Acquisition:
Assets acquired	$—	$1,040,939
Liabilities assumed	$—	$(940,276)
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

Note 1. Basis of Presentation

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2024 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2025, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2025 and 2024 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Reclassifications
Certain reclassifications have been made to prior year financial statements to conform to the classifications used in 2025. None of the reclassifications had an impact on equity or net income. Within the cash flow statement, further disaggregation of the accretion/amortization of fair value marks was provided for the three and nine months ended September 30, 2025 and 2024, causing a reclassification of those items for the nine months ended September 30, 2024 from net change in loans, net amortization, and net change in time deposits.

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

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2025 and December 31, 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	September 30, 2025
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,995	$—	$(556)	$9,439	$—
U.S. Government agencies	67	—	(2)	65	—
Obligations of states and political subdivisions	181,095	12	(16,704)	164,403	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	69,795	134	(3,267)	66,662	—
Private label mortgage and asset backed securities	254,400	6	(22,394)	232,012	—
Corporate debt securities	461	33	—	494	—
Total available-for-sale	$515,813	$185	$(42,923)	$473,075	$—

	September 30, 2025
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,272	$61	$(14,824)	$177,509	$21
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,355	—	(1,631)	9,724	—
Private label mortgage and asset backed securities	51,813	—	(3,198)	48,615	51
Corporate debt securities	32,366	—	(1,508)	30,858	652
Total held-to-maturity	$287,806	$61	$(21,161)	$266,706	$724

	December 31, 2024
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,994	$—	$(936)	$9,058	$—
U.S. Government agencies	70	—	(5)	65	—
Obligations of states and political subdivisions	183,766	—	(19,126)	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	8	(4,438)	72,302	—
Private label mortgage and asset backed securities	265,302	6	(34,753)	230,555	—
Corporate debt securities	470	23	—	493
Total available-for-sale	$536,334	$37	$(59,258)	$477,113	$—

	December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,156	$54	$(17,392)	$174,818	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	—	(2,100)	8,995	—
Private label mortgage and asset backed securities	53,066	—	(5,633)	47,433	8
Corporate debt securities	46,198	—	(2,876)	43,322	1,136
Total held-to-maturity	$302,515	$54	$(28,001)	$274,568	$1,156

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three and nine months ended September 30, 2025 and 2024 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment Securities	2025	2024	2025	2024
Proceeds from sales or calls	$225	$32,647	$500	$64,229
Gross realized gains from sales or calls	—	—	—	—
Gross realized losses from sales or calls	$(26)	$(1,853)	$(41)	$(4,199)

The provision for income taxes includes a $8,000 and $584,000 income tax benefit from security sales/calls for the three months ended September 30, 2025 and 2024, respectively. The provision for income taxes includes a $12,000 and $1,241,000 income tax benefit from security sales/calls for the nine months ended September 30, 2025 and 2024, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at September 30, 2025 by contractual maturity is shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2025		December 31, 2024
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	31,314	28,931	15,661	14,056
After five years through ten years	22,660	21,325	33,585	29,670
After ten years	137,116	123,586	144,514	129,972
	191,090	173,842	193,760	173,698
Investment securities not due at a single maturity date:
U.S. Government agencies	67	65	70	65
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	69,795	66,662	76,732	72,302
Private label mortgage and asset backed securities	254,400	232,012	265,302	230,555
Corporate debt securities	461	494	470	493
Total available-for-sale	$515,813	$473,075	$536,334	$477,113

	September 30, 2025		December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	29,153	28,659	24,535	23,368
After five years through ten years	63,796	60,326	60,369	54,685
After ten years	99,323	88,524	107,252	96,765
	192,272	177,509	192,156	174,818
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,355	9,724	11,095	8,995
Private label mortgage and asset backed securities	51,813	48,615	53,066	47,433
Corporate debt securities	32,366	30,858	46,198	43,322
Total held-to-maturity	$287,806	$266,706	$302,515	$274,568

At September 30, 2025 there were two issuer of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity. Investments with these issuers were in senior tranches and/or were rated “AAA” or higher and there were no credit issues identified.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,439	$(556)	$9,439	$(556)
U.S. Government agencies	—	—	65	(2)	65	(2)
Obligations of states and political subdivisions	4,066	(488)	158,345	(16,216)	162,411	(16,704)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,132	(63)	50,775	(3,204)	54,907	(3,267)
Private label mortgage and asset backed securities	—	—	227,330	(22,394)	227,330	(22,394)
Total available-for-sale	$8,198	$(551)	$445,954	$(42,372)	$454,152	$(42,923)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,058	$(936)	$9,058	$(936)
U.S. Government agencies	—	—	65	(5)	65	(5)
Obligations of states and political subdivisions	1,853	(152)	162,787	(18,974)	164,640	(19,126)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	359	(4)	63,401	(4,434)	63,760	(4,438)
Private label mortgage and asset backed securities	—	—	226,070	(34,753)	226,070	(34,753)
Total available-for-sale	$2,212	$(156)	$461,381	$(59,102)	$463,593	$(59,258)

As of September 30, 2025, the Company had a total of 128 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 1 U.S. Treasury security, 38 obligations of states and political subdivisions, 36 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 53 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at September 30, 2025. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of September 30, 2025, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

No allowance for credit losses has been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of September 30, 2025 and December 31, 2024.

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

The allowance for credit losses on HTM securities was $724,000 at September 30, 2025. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the thee months and nine months ended September 30, 2025 and 2024 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

Debt Securities Held-to-Maturity	2025	2024	2025	2024
Beginning ACL balance	$786	$1,076	$1,156	$1,051
(Credit) provision to credit losses	(62)	(219)	(432)	(194)
Total Ending ACL balance	$724	$857	$724	$857

During the three and nine month periods ended September 30, 2025, the credit to credit losses for held-to-maturity securities was primarily driven by the passage of time and updated expectations of improved future cash flows. Management believes that the allowance for credit losses for held-to-maturity securities at September 30, 2025 appropriately reflected expected credit losses at that date.

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

	September 30, 2025
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,272	$—	$—
Private label mortgage and asset backed securities	38,580	—	13,233
Corporate debt securities	—	18,348	14,018
Total debt securities held-to-maturity	$230,852	$18,348	$27,251

Note 4. Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,794,000 and $10,745,000 at September 30, 2025 and December 31, 2024 respectively is not included in the loan tables below and is included in other assets on the Company’s consolidated balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	September 30, 2025	December 31, 2024
Commercial:
Commercial and industrial	$157,880	$143,422
Agricultural production	22,915	37,323
Total commercial	180,795	180,745
Real estate:
Construction & other land loans	78,628	67,869
Commercial real estate - owner occupied	354,841	323,188
Commercial real estate - non-owner occupied	972,014	913,165
Farmland	140,454	139,815
Multi-family residential	154,073	133,595
1-4 family - close-ended	109,567	123,445
1-4 family - revolving	38,724	35,421
Total real estate	1,848,301	1,736,498
Consumer:
Manufactured housing	326,755	322,263
Other installment	94,423	92,839
Total consumer	421,178	415,102
Total gross loans	2,450,274	2,332,345
Net deferred origination costs	868	1,876
Loans, net of deferred origination costs	2,451,142	2,334,221
Allowance for credit losses	(29,590)	(25,803)
Total loans, net	$2,421,552	$2,308,418

At September 30, 2025 and December 31, 2024, loans originated under Small Business Administration (SBA) programs totaling $20,715,000 and $21,618,000, respectively, were included in the real estate and commercial categories, of which, $16,089,000 or 78% and $16,519,000 or 76%, respectively, were secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended September 30, 2025 and 2024 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, July 1, 2025	$2,231	$19,281	$2,505	$4,705	$28,722
Provision (credit) for credit losses (1)	(147)	1,159	(114)	(105)	793
Charge-offs	(3)	—	—	(42)	(45)
Recoveries	62	—	46	12	120
Ending balance, September 30, 2025	$2,143	$20,440	$2,437	$4,570	$29,590
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $667 includes a $(62) credit for held-to-maturity securities and a $(64) credit for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, July 1, 2024	$1,477	$16,626	$2,965	$3,872	$24,940
Provision (credit) for credit losses (1)	(256)	1,056	(146)	(865)	(211)
Charge-offs	(5)	—	—	(15)	(20)
Recoveries	51	6	59	66	182
Ending balance, September 30, 2024	$1,267	$17,688	$2,878	$3,058	$24,891
(1) Represents provision (credit) to credit losses for loans only. The credit for credit losses on the Consolidated Statements of Income of $(518) includes a $(219) credit for held-to-maturity securities and a $(88) credit for unfunded loan commitments.

The following table shows the summary of activities for the allowance for credit losses as of and for the nine months ended September 30, 2025 and 2024 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2025	$1,752	$17,766	$2,751	$3,534	$25,803
Provision (credit) for credit losses (1)	301	2,624	(377)	1,053	3,601
Charge-offs	(94)	—	—	(115)	(209)
Recoveries	184	50	63	98	395
Ending balance, September 30, 2025	$2,143	$20,440	$2,437	$4,570	$29,590

(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $3,239 includes a $(432) credit for held-to-maturity securities and a $70 provision for unfunded loan commitments.

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
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $9,889 includes a $(194) credit for held-to-maturity securities and a $262 provision for unfunded loan commitments.
During the three and nine month periods ended September 30, 2025, the provision for credit losses was primarily driven by loan growth and deteriorating economic forecasts utilized by the Company. Additionally, there was an increase in the dollar balances of collateral dependent loans that were individually evaluated during the nine month period that required higher reserves than the pooled loans. Management believes that the allowance for credit losses at September 30, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables present the composition of nonaccrual loans as of September 30, 2025 and December 31, 2024 respectively (in thousands).

	September 30, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,509	$—	1,509
Commercial real estate - owner occupied	—	105	105
Commercial real estate - non-owner occupied	—	380	380
Farmland	—	1,525	1,525
1-4 family real estate	—	2,306	2,306
Manufactured housing	570	609	1,179
Other installment	21	47	68
Total	$2,100	$4,972	$7,072

	December 31, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$120	$120
Commercial real estate - non-owner occupied	—	378	378
Farmland	—	2,398	2,398
1-4 family real estate	—	2,335	2,335
Manufactured housing	—	1,215	1,215
Other installment	—	15	15
Total	$—	$6,461	$6,461

The following tables present the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of September 30, 2025 and December 31, 2024 (in thousands).

	September 30, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial and industrial	$—	$—	$1,509	$1,509
Commercial real estate - owner occupied	—	105	—	105
Commercial real estate - non-owner occupied	—	13,438	380	13,818
Farmland	—	1,525	—	1,525
1-4 family real estate	—	2,306	—	2,306
Manufactured housing	1,179	—	—	1,179
Other installment	—	—	68	68
Total	$1,179	$17,374	$1,957	$20,510

	December 31, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial and industrial	$—	$—	$—	$—
Commercial real estate - owner occupied	—	120	—	120
Commercial real estate - non-owner occupied	—	—	378	378
Farmland	—	2,398	—	2,398
1-4 family real estate	—	2,335	—	2,335
Manufactured housing	1,215	—	—	1,215
Total	$1,215	$4,853	$378	$6,446

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the gross charge-offs recognized during the nine months ended September 30, 2025 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of September 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$17,903	$32,505	$10,347	$14,492	$13,630	$9,163	$50,341	$—	$148,381
Special mention	15	—	71	595	—	42	—	—	723
Substandard	100	24	—	1,510	161	836	6,434	—	9,065
Total	$18,018	$32,529	$10,418	$16,597	$13,791	$10,041	$56,775	$—	$158,169
Current period gross write-offs	$94	$—	$—	$—	$—	$—	$—	$—	$94

Agricultural production
Pass/Watch	$1,745	$1,671	$43	$—	$6	$158	$17,398	$189	$21,210
Special mention	—	—	—	—	—	—	1,775		1,775
Substandard	—	—	—	—	—	—	—		—
Total	$1,745	$1,671	$43	$—	$6	$158	$19,173	$189	$22,985
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$11,328	$37,530	$9,797	$13,571	$4,773	$584	$360	$—	$77,943
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	86	—	—	86
Total	$11,328	$37,530	$9,797	$13,571	$4,773	$670	$360	$—	$78,029
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$48,842	$46,262	$21,805	$46,491	$41,888	$136,340	$7,829	$—	$349,457
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,741	—	—	3,037	—	—	4,778
Total	$48,842	$46,262	$23,546	$46,491	$41,888	$139,377	$7,829	$—	$354,235
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$73,432	$88,752	$133,501	$180,531	$116,743	$310,919	$26,669	$—	$930,547
Special mention	—	6,213	—	5,536	620	3,763	—	—	16,132
Substandard	—	—	—	1,036	—	21,136	1,770	—	23,942
Total	$73,432	$94,965	$133,501	$187,103	$117,363	$335,818	$28,439	$—	$970,621
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$4,537	$4,569	$4,345	$22,719	$10,943	$62,560	$8,136	$1,500	$119,309
Special mention	1,800	—	425	—	—	4,071	—	—	6,296

Substandard	500	—	5,178	3,162	—	5,923	—	—	14,763
Total	$6,837	$4,569	$9,948	$25,881	$10,943	$72,554	$8,136	$1,500	$140,368
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$18,895	$12,318	$2,914	$30,951	$45,572	$28,686	$7,205	$—	$146,541
Special mention	—	—	—	—	—	—	—	—	—
Substandard		—	—	—	—	7,290	—	—	7,290
Total	$18,895	$12,318	$2,914	$30,951	$45,572	$35,976	$7,205	$—	$153,831
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$1,101	$2,378	$4,397	$60,096	$10,576	$21,381	$6,325	$230	$106,484
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	64	—	2,542	—	537	—	—	3,143
Total	$1,101	$2,442	$4,397	$62,638	$10,576	$21,918	$6,325	$230	$109,627
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$33,571	$5,355	$38,926
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	38	38
Total	$—	$—	$—	$—	$—	$—	$33,571	$5,393	$38,964
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$33,572	$43,101	$37,796	$42,931	$35,109	$130,807	$—	$—	$323,316
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	117	370	—	403	2,486	—	—	3,376
Total	$33,572	$43,218	$38,166	$42,931	$35,512	$133,293	$—	$—	$326,692
Current period gross write-offs	$17	$—	$—	$—	$—	$—	$—	$—	$17

Consumer
Pass/Watch	$26,641	$38,988	$17,193	$4,030	$3,822	$5,932	$426	$—	$97,032
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	21	29	384	111	44	—	—	589
Total	$26,641	$39,009	$17,222	$4,414	$3,933	$5,976	$426	$—	$97,621
Current period gross write-offs	$98	$—	$—	$—	$—	$—	$—	$—	$98

Total loans outstanding (risk rating):
Pass/Watch	$237,996	$308,074	$242,138	$415,812	$283,062	$706,530	$158,260	$7,274	$2,359,146
Special mention	1,815	6,213	496	6,131	620	7,876	1,775	—	24,926
Substandard	600	226	7,318	8,634	675	41,375	8,204	38	67,070
Grand Total	$240,411	$314,513	$249,952	$430,577	$284,357	$755,781	$168,239	$7,312	$2,451,142

Current period total gross write-offs	$209	$—	$—	$—	$—	$—	$—	$—	$209

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the twelve months ended December 31, 2024 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$29,768	$13,064	$16,231	$14,639	$4,518	$9,457	$44,199	$1,022	$132,898
Special mention	—	—	—	1,498	—	—	—	—	1,498
Substandard	29	—	1,545	—	—	1,106	6,700	—	9,380
Total	$29,797	$13,064	$17,776	$16,137	$4,518	$10,563	$50,899	$1,022	$143,776
Current period gross write-offs	$120	$—	$5	$—	$—	$45	$—	$—	$170

Agricultural production
Pass/Watch	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$48,191	$23,314	$45,741	$43,354	$31,354	$117,466	$7,086	$—	$316,506
Special mention	—	—	—	—	158	2,958	—	—	3,116
Substandard	—	1,765	—	—	946	584	—	—	3,295
Total	$48,191	$25,079	$45,741	$43,354	$32,458	$121,008	$7,086	$—	$322,917
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$95,131	$115,292	$188,516	$118,773	$74,762	$261,586	$33,453	$1,250	$888,763
Special mention	—	—	590	633	—	6,356	—	—	7,579
Substandard	—	—	—	—	—	15,846	—	—	15,846
Total	$95,131	$115,292	$189,106	$119,406	$74,762	$283,788	$33,453	$1,250	$912,188
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$7,691	$4,945	$21,383	$12,288	$29,379	$42,815	$5,731	$—	$124,232
Special mention	—	4,025	—	—	—	—	1,166	—	5,191
Substandard	—	—	3,312	—	2,029	4,962	—	—	10,303
Total	$7,691	$8,970	$24,695	$12,288	$31,408	$47,777	$6,897	$—	$139,726
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$2,501	$5,405	$63,350	$13,581	$6,993	$24,830	$3,975	$—	$120,635
Special mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	2,257	—	—	551	—	—	2,886
Total	$2,579	$5,405	$65,607	$13,581	$6,993	$25,381	$3,975	$—	$123,521
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$29,718	$5,808	$35,526
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	116	116
Total	$—	$—	$—	$—	$—	$—	$29,718	$5,924	$35,642
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$47,839	$43,468	$46,608	$39,299	$37,551	$105,216	$—	$—	$319,981
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	318	464	481	1,015	—	—	2,278
Total	47,839	43,468	46,926	39,763	38,032	106,231	—	—	322,259
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	—

Consumer
Pass/Watch	$53,869	$22,700	$6,254	$4,987	$1,371	$5,740	$660	$—	$95,581
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	62	37	63	13	—	—	190
Total	$53,869	$22,715	$6,316	$5,024	$1,434	$5,753	$660	$—	$95,771
Current period gross write-offs	$58	$10	$50	$—	$—	$13	$1	$—	$132

Total loans outstanding (risk rating):

Pass/Watch	$315,399	$251,559	$438,443	$306,931	$200,220	$593,698	$158,213	$8,080	$2,272,543
Special mention	—	4,025	590	2,131	158	9,314	1,166	—	17,384
Substandard	107	1,780	7,494	501	3,519	24,077	6,700	116	44,294
Grand Total	$315,506	$257,364	$446,527	$309,563	$203,897	$627,089	$166,079	$8,196	$2,334,221
Current period total gross write-offs	$178	$10	$562	$—	$—	$58	$1	$—	$809

The following table shows an aging analysis of the loan portfolio by class at September 30, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$355	$—	$1,510	$1,865	$156,015	$157,880	$—	$1,509
Agricultural production	—	—	—	—	22,915	22,915	—	—
Real estate:
Construction & other land loans	—	—	—	—	78,628	78,628	—	—
Commercial real estate - owner occupied	—	—	—	—	354,841	354,841	—	105
Commercial real estate - non-owner occupied	13,588	—	380	13,968	958,046	972,014	—	380
Farmland	—	—	1,525	1,525	138,929	140,454	—	1,525
Multi-family residential	—	—	—	—	154,073	154,073	—	—
1-4 family - close-ended	1,111	775	1,791	3,677	105,890	109,567	—	2,306
1-4 family - revolving	169	—	—	169	38,555	38,724	—	—
Consumer:
Manufactured housing	1,675	911	131	2,717	324,038	326,755	—	1,179
Other installment	100	101	21	222	94,201	94,423	—	68
Deferred costs	—	—	—	—	868	868	—	—
Total	$16,998	$1,787	$5,358	$24,143	$2,426,999	$2,451,142	$—	$7,072

The following table shows an aging analysis of the loan portfolio by class at December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$272	$—	$—	$272	$143,150	$143,422	$—	$—
Agricultural production	—	—	—	—	37,323	37,323	—	—
Real estate:
Construction & other land loans	—	—	—	—	67,869	67,869	—	—
Commercial real estate - owner occupied	242	—	—	242	322,946	323,188	—	120
Commercial real estate - non-owner occupied	—	—	378	378	912,787	913,165	—	378
Farmland	164	—	2,398	2,562	137,253	139,815	—	2,398
Multi-family residential	—	—	—	—	133,595	133,595	—	—
1-4 family - close-ended	2,071	1,909	78	4,058	119,387	123,445	—	2,335
1-4 family - revolving	648	—	—	648	34,773	35,421	—	—
Consumer:
Manufactured housing	535		460	995	321,268	322,263	—	1,215
Other installment	656	27	—	683	92,156	92,839	—	15
Deferred costs	—	—	—	—	1,876	1,876	—	—
Total	$4,588	$1,936	$3,314	$9,838	$2,324,383	$2,334,221	$—	$6,461

There was $95,000 and $294,000 foregone interest on nonaccrual loans for the three and nine month periods ended September 30, 2025, respectively. There was $59,000 and $142,000 foregone interest on nonaccrual loans for the three and nine months periods ended September 30, 2024.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three or nine month periods ended September 30, 2025 or 2024.

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

The following tables summarize the changes in the Company’s goodwill and core deposit intangible assets for the three and nine months ended September 30, 2025 and 2024:

	For Three Months Ended September 30,
	2025		2024
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$8,767	$96,379	$9,769
Additions	—	—	—	—
Amortizations	—	(251)	—	(251)
Ending Balance	$96,828	$8,516	$96,379	$9,518

	For Nine Months Ended September 30,
	2025		2024
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$9,268	$53,777	$—
Additions	—	—	42,602	10,019
Amortizations	—	(752)	—	(501)
Ending Balance	$96,828	$8,516	$96,379	$9,518

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at September 30, 2025:

Estimated Amortization
2025	$250
2026	1,002
2027	1,002
2028	1,002
2029	1,002
Thereafter	4,258
Total	$8,516

Note 6. Deposits

The composition of the deposits at September 30, 2025 and December 31, 2024 is summarized in the table below (in thousands):

	September 30, 2025	December 31, 2024
NOW accounts	$457,004	$470,548
MMA accounts	864,879	843,145
Savings deposits	172,744	172,976
Time deposits	489,487	443,284
Total interest-bearing	1,984,114	1,929,953
Non-interest bearing	1,091,817	980,824
Total deposits	$3,075,931	$2,910,777

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2025	$109,558
2026	356,801
2027	21,139
2028	1,251
2029	501
Thereafter	237
Total	$489,487

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Savings	$152	$162	$435	$450
Money market	4,953	6,502	15,123	15,070
NOW accounts	1,068	87	2,678	264
Time certificates of deposit	4,612	5,742	13,475	13,994
Total	$10,785	$12,493	$31,711	$29,778

As of September 30, 2025 and December 31, 2024, uninsured deposits totaled $1,179,781,000 and $1,029,929,000, respectively.

Note 7. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $110,000,000 at September 30, 2025 and December 31, 2024, respectively, at interest rates which vary with market conditions. As of September 30, 2025 and December 31, 2024, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of September 30, 2025, the Company had an overnight borrowing for $20,000,000 with an interest rate of 4.49%. The Company had a short-term advance of $45,000,000 outstanding as of December 31, 2024, in addition to two long-term advances outstanding totaling $90,000,000 with a weighted average interest rate of 0.86%.

Approximately $1,197,335,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $737,721,000 as of September 30, 2025. FHLB advances are also secured by investment securities with a borrowing capacity totaling $156,316,000 and $153,139,000 and market values, as assigned by FHLB, totaling $197,654,000 and $193,424,000 at September 30, 2025 and December 31, 2024, respectively. The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit - The Company has a line of credit through the discount window in the amount of $3,501,000 and $3,669,000 with the Federal Reserve Bank of San Francisco (FRB) at September 30, 2025 and December 31, 2024, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $4,044,000 and $4,406,000 and market values totaling $3,679,000 and $3,828,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2025 and December 31, 2024:

Credit Lines (In thousands)	September 30, 2025	December 31, 2024
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	784,721	738,556
Balance outstanding, net of discount	20,000	133,442
Letters of credit	27,000	27,000
Collateral pledged	1,408,418	1,236,732
Fair value of collateral	1,185,354	1,083,041
Federal Reserve Bank
Credit limit	3,501	3,669
Balance outstanding	—	—
Collateral pledged	4,044	4,406
Fair value of collateral	3,679	3,828

Note 8. Senior Debt & Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(157)	(266)
Floating rate senior debt bank loan, due 2032	30,000	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,998	$69,889

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended September 30, 2025 and 2024 was $310,000. Interest expense recognized by the Company for the Subordinated Debentures for both nine months ended September 30, 2025 and 2024 was $929,000.

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

Interest expense recognized by the Company for the Senior Debt for the three and nine months ended September 30, 2025 was $517,000 and $1,536,000, compared to $517,000 and $1,541,000 for the three and nine months ended September 30, 2024.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st.  The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008.  The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At September 30, 2025, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of September 30, 2025, the rate was 6.18%.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three and nine months ended September 30, 2025 was $81,000 and $240,000, compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three and nine months ended September 30, 2024 of $91,000 and $279,000.

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

Commitments to extend credit amounting to $466,986,000 and $413,973,000 were outstanding at September 30, 2025 and December 31, 2024, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $463,535,000 and $399,331,000 at September 30, 2025 and December 31, 2024, respectively. Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $76,542,000 and $74,327,000 as of September 30, 2025 and December 31, 2024, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $3,451,000 and $14,642,000 were outstanding at September 30, 2025 and December 31, 2024, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2025 or December 31, 2024. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2025 and December 31, 2024, the allowance for credit losses of unfunded commitments was $1,125,000 and $1,055,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process.  While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Interchange Fees	$493	$602	$1,501	$1,642
Appreciation in cash surrender value of bank owned life insurance	379	349	1,117	971
Federal Home Loan Bank dividends	240	238	718	555
Loan placement fees	215	251	632	802
Gain on proceeds from death benefits	198	—	198	—
Other	948	1,040	2,290	3,029
Total other non-interest income	$2,473	$2,480	$6,456	$6,999

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Information technology	$1,711	$1,878	$5,404	$4,422
Data processing expense	748	1,288	2,403	3,010
Regulatory assessments	490	437	1,479	1,391
Professional services	447	861	1,950	2,187
ATM/Debit card expenses	359	546	1,149	1,178
Loan related expenses	252	260	628	486
Amortization of core deposit intangibles	251	251	752	501
Directors’ expenses	234	193	686	551
Advertising	185	261	687	701
Personnel other	19	53	217	233
Merger and acquisition expense	—	3,208	278	9,147
Other expense	2,013	2,044	6,003	5,253
Total other non-interest expense	$6,709	$11,280	$21,636	$29,060

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$10,873	$3,385	$26,998	$771
Weighted average shares outstanding	19,019,990	18,843,606	18,980,661	16,478,049
Basic earnings per share	$0.57	$0.18	$1.42	$0.05

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Net income	$10,873	$3,385	$26,998	$771
Weighted average shares outstanding	19,019,990	18,843,606	18,980,661	16,478,049
Effect of dilutive stock options and restricted stock	73,554	121,828	70,630	97,312
Weighted average shares of common stock and common stock equivalents	19,093,544	18,965,434	19,051,291	16,575,361
Diluted earnings per share	$0.57	$0.18	$1.42	$0.05

Options to purchase 212,635 shares of common stock were outstanding as of September 30, 2025, compared to 343,417 outstanding as of September 30, 2024. There were 117,435 and 100,459 restricted stock awards unvested and outstanding at September 30, 2025 and 2024, respectively. For the three and nine months ended September 30, 2025 and 2024, there were no anti-dilutive weighted average shares outstanding.

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

Note 12. Share-Based Compensation

In May 2025, the Company adopted the Community West Bancshares 2025 Omnibus Incentive Plan (the “2025 Plan”). The plan provides for awards in the form of stock options, restricted stock, restricted stock units, and other types of awards. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock or units, the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 500,000. Currently under the 2025 Plan, 500,000 shares remain reserved for future grants as of September 30, 2025.

Share-based compensation cost recognized was $275,000 and $875,000 for the three and nine months ended September 30, 2025, respectively, and $253,000 and $621,000 for the three and nine months ended September 30, 2024, respectively.

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

A summary of the activity of the Company’s stock options for the nine months ended September 30, 2025 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2024	298,663	$13.22
Options exercised	(79,708)	11.76
Options expired	(6,320)	11.86
Options outstanding at September 30, 2025	212,635	$13.88
As of September 30, 2025, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

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

The following table summarizes restricted stock activity for the nine months ended September 30, 2025 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2024	97,496	$16.89
Granted	79,033	17.76
Vested	(57,214)	16.39
Forfeited	(1,880)	16.41
Nonvested outstanding shares at September 30, 2025	117,435	$17.73

As of September 30, 2025, there were 117,435 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2025, there was $1,626,202 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.24 years and will be adjusted for subsequent changes in estimated forfeitures.

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	September 30, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$39,823	$39,823	$—	$—	$39,823
Interest-earning deposits in other banks	81,735	81,735	—	—	81,735
Held-to-maturity investment securities	287,082	—	266,706	—	266,706
Loans, net	2,421,552	—	—	2,399,601	2,399,601
Financial liabilities:
Time deposits	489,487	—	487,913	—	487,913
Borrowings	20,000	—	20,000	—	20,000
Senior debt and subordinated debentures	69,998	—	—	70,312	70,312

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,029	$28,029	$—	$—	$28,029
Interest-earning deposits in other banks	92,369	92,369	—	—	92,369
Held-to-maturity investment securities	301,359	—	274,568	—	274,568
Loans, net	2,308,418	—	—	2,252,462	2,252,462
Financial liabilities:
Time deposits	443,284	—	440,046	—	440,046
Borrowings	133,442	—	133,743	—	133,743
Senior debt and subordinated debentures	69,889	—	—	62,535	62,535

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

(d) Individually evaluated loans — Loans are not recorded at fair value on a recurring basis. However, from time to time, certain loans have individual risk characteristics not consistent with a pool of loans and are individually evaluated for credit reserves. Loans for which it is probable that payment of interest and principal will not be made in accordance with the original contractual terms of the loan agreement are typically individually evaluated. The fair value of these loans is estimated using one of several methods, including collateral value, fair value of similar debt, enterprise value, liquidation value and discounted cash flows. Those loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. Loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value which uses substantially observable data, the Company records the loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value, or the appraised value contains a significant unobservable assumption, such as deviations from comparable sales, and there is no observable market price, the Company records the loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements Using
September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,439	$9,439	$—	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	164,403	—	164,403	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	66,662	—	66,662	—
Private label mortgage and asset backed securities	232,012	—	232,012	—
Corporate debt securities	494	—	494	—
Equity securities	6,769	6,769	—	—
Total assets measured at fair value on a recurring basis	$479,844	$16,208	$463,636	$—

	Fair Value Measurements Using
December 31, 2024	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,058	$9,058	$—	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	164,640	—	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	72,302	—	72,302	—
Private label mortgage and asset backed securities	230,555	—	230,555	—
Equity securities	6,586	6,586	—	—
Total assets measured at fair value on a recurring basis	$483,206	$15,644	$467,562	$—

The table below presents the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the date indicated (in thousands):

	Fair Value Measurements Using
September 30, 2025	Fair Value	Level 1	Level 2	Level 3
Collateral dependent loans
Commercial and industrial	$1,000	—	—	$1,000
Total collateral dependent loans	$1,000	—	—	$1,000

There were no assets or liabilities measured on a non-recurring basis at December 31, 2024.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2025 (in thousands):

	Fair Value Measurements Using
September 30, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$1,000	Fair value of property	Cost to sell	Not meaningful N/A

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

There were no liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

There were no changes in valuation techniques used during the periods ended September 30, 2025 or December 31, 2024.

Note 14. Subsequent Events

Dividend Declared

On October 15, 2025, the Board of Directors declared a $0.12 per share cash dividend payable on November 14, 2025 to shareholders of record as of October 31, 2025.

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

Dividend Declared

On October 15, 2025, the Board of Directors declared a $0.12 per share cash dividend payable on November 14, 2025 to shareholders of record as of October 31, 2025.

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

Financial Highlights

The significant highlights for the Company as of or for the period ended September 30, 2025 included the following:

•The Company reported net income during the third quarter of $10.9 million, or earnings per diluted common share of $0.57, compared to net income of $7.8 million and $0.41, respectively, in the second quarter of 2025.
•The Company recorded a provision for credit losses of $667,000 during the quarter ended September 30, 2025, as compared to a provision for credit losses of $2.61 million during the trailing quarter. The current quarter provision is attributed to a provision for loan losses totaling $793,000, partially offset by a credit to the reserve for unfunded commitments of $64,000 and a credit to the reserve for held-to-maturity securities of $62,000.
•Gross loans of $2.45 billion at September 30, 2025 increased by $116.9 million or 5.01% compared to $2.33 billion at December 31, 2024.
•Total assets increased by $90.5 million or 2.57% at September 30, 2025 compared to December 31, 2024.
•Total deposits of $3.1 billion at September 30, 2025 increased by 5.67% or $165.2 million compared to December 31, 2024.
•Total cost of deposits decreased to 1.39% for the quarter ended September 30, 2025 compared to 1.43% and 1.49% for the quarters ended June 30, 2025 and December 31, 2024, respectively.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 35.79% and 34.48% for the quarters ended September 30, 2025 and June 30, 2025, respectively.
•Net interest margin increased to 4.20% for the quarter ended September 30, 2025, from 4.10% and 3.95% for the quarters ended June 30, 2025 and December 31, 2024, respectively.
•There were $7.1 million of non-performing assets as of September 30, 2025. Net loan recoveries were $75,000 for the quarter ended September 30, 2025 and loans delinquent 30 days or more were $24.1 million as of September 30, 2025.
•Capital positions remain strong at September 30, 2025 with a 9.53% Tier 1 Leverage Ratio; a 11.60% Common Equity Tier 1 Ratio; a 11.78% Tier 1 Risk-Based Capital Ratio; and a 14.07% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on November 14, 2025 to shareholders of record as of October 31, 2025.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(In thousands, except share and per-share amounts)	2025	2025	2024	2025	2024
Net interest income before provision for credit losses	$34,944	$33,304	$30,214	$100,431	$78,343
Provision (credit) for credit losses	667	2,613	(518)	3,239	9,889
Net interest income after (credit) provision for credit losses	34,277	30,691	30,732	97,192	68,454
Total non-interest income	2,966	2,364	1,105	7,941	4,142
Total non-interest expenses	22,167	22,296	27,677	67,934	71,513
Income before provision for income taxes	15,076	10,759	4,160	37,199	1,083
Provision for income taxes	4,203	2,927	775	10,201	312
Net income	$10,873	$7,832	$3,385	$26,998	$771

During the three and nine months ended September 30, 2025, the Company reported net income of $10,873,000 and $26,998,000, respectively. Basic and diluted earnings per share for the three and nine months ended September 30, 2025 were $0.57 and $1.42, respectively. Basic and diluted loss per share for the three and nine months ended September 30, 2024 were $0.18 and $0.05, respectively. During the three and nine months ended September 30, 2025, the Company recorded a $667,000 and $3,239,000 provision for credit losses, respectively, compared to a $518,000 credit for credit losses and a $9,889,000 provision for credit losses during the three and nine months ended September 30, 2024, respectively.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three months ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
PRE-TAX PRE-PROVISION RETURN ON AVERAGE ASSETS OR EQUITY
Net income (GAAP)	$10,873	$7,832	$3,385	$26,998	$771
Exclude provision for income taxes	4,203	2,927	775	10,201	312
Exclude provision (credit) for credit losses	667	2,613	(518)	3,239	9,889
Net income before income tax and provision expense (Non-GAAP)	$15,743	$13,372	$3,642	$40,438	$10,972

RETURN ON AVERAGE ASSETS (Annualized)
Average assets	$3,595,359	$3,553,327	$3,541,444	$3,559,252	$3,078,175
Return on average assets (GAAP)	1.21%	0.88%	0.38%	1.01%	0.03%
Pre-tax pre-provision return on average assets (Non-GAAP)	1.75%	1.51%	0.41%	1.51%	0.48%

RETURN ON AVERAGE EQUITY (Annualized)
Average stockholders' equity	$386,500	$377,413	$353,018	$378,037	$300,879
Return on average equity (GAAP)	11.25%	8.97%	3.84%	9.52%	0.34%
Pre-tax pre-provision return on average equity (Non-GAAP)	16.29%	14.17%	4.13%	14.26%	4.86%

	Three months ended
	September 30,	June 30,	March, 31	December 31,	September 30,
(Dollars in thousands)	2025	2025	2025	2024	2024
TANGIBLE COMMON EQUITY
Shareholders’ equity (GAAP)	$397,576	$380,002	$371,937	$362,685	$363,515
Exclude goodwill	96,828	96,828	96,828	96,828	96,379
Exclude other intangibles assets	8,516	8,767	9,017	9,268	9,518
Tangible common equity (Non-GAAP)	$292,232	$274,407	$266,092	$256,589	$257,618

TANGIBLE COMMON EQUITY PER SHARE
Tangible shareholders’ equity (Non-GAAP)	$292,232	$274,407	$266,092	$256,589	$257,618

Common shares outstanding at end of period	19,138,677	19,130,508	19,061,009	18,974,674	18,945,988

Common shareholders’ equity (book value) per share (GAAP)	$20.77	$19.86	$19.53	$19.11	$19.19
Tangible common shareholders’ equity (tangible book value) per share (Non-GAAP)	$15.27	$14.34	$13.97	$13.52	$13.60

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2025			For the Three Months Ended September 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$104,344	$1,149	4.40%	$118,906	$1,537	5.17%
Securities
Taxable securities	580,463	4,082	2.81%	645,319	4,954	3.07%
Non-taxable securities (1)	238,353	1,611	2.70%	250,105	1,736	2.78%
Total investment securities	818,816	5,693	2.78%	895,424	6,690	2.99%
Total securities and interest-earning deposits	923,160	6,842	2.96%	1,014,330	8,227	3.24%
Loans (2) (3)	2,410,272	40,384	6.65%	2,278,313	37,422	6.53%
Total interest-earning assets	3,333,432	$47,226	5.62%	3,292,643	$45,649	5.52%
Allowance for credit losses	(28,758)			(25,040)
Non-accrual loans	6,883			1,732
Cash and due from banks	35,484			32,303
Bank premises and equipment	23,963			21,602
Other assets	224,355			218,204
Total average assets	$3,595,359			$3,541,444
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$618,022	$1,220	0.78%	$476,620	$249	0.21%
Money market accounts	861,403	4,953	2.28%	887,843	6,501	2.91%
Time certificates of deposit	491,985	4,612	3.72%	479,944	5,743	4.76%
Total interest-bearing deposits	1,971,410	10,785	2.17%	1,844,407	12,493	2.69%
Other borrowed funds	92,325	1,159	4.91%	202,676	2,578	5.09%
Total interest-bearing liabilities	2,063,735	$11,944	2.30%	2,047,083	$15,071	2.93%
Non-interest bearing demand deposits	1,098,889			1,090,544
Other liabilities	46,235			50,799
Shareholders’ equity	386,500			353,018
Total average liabilities and shareholders’ equity	$3,595,359			$3,541,444
Interest income and rate earned on average earning assets		$47,226	5.62%		$45,649	5.52%
Interest expense and interest cost related to average interest-bearing liabilities		11,944	2.30%		15,071	2.93%
Net interest income and net interest margin (4)		$35,282	4.20%		$30,578	3.69%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $338 and $365 at September 30, 2025 and September 30, 2024, respectively.
(2)    Loan interest income includes loan (costs) of $(44) and $(294) at September 30, 2025 and September 30, 2024, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$97,939	$3,259	4.44%	$75,457	$3,044	5.36%
Securities
Taxable securities	591,147	12,560	2.83%	680,516	15,782	3.08%
Non-taxable securities (1)	239,179	4,921	2.74%	252,516	5,271	2.77%
Total investment securities	830,326	17,481	2.81%	933,032	21,053	3.00%
Total securities and interest-earning deposits	928,265	20,740	2.98%	1,008,489	24,097	3.17%
Loans (2) (3)	2,367,824	118,346	6.68%	1,869,985	91,919	6.57%
Total interest-earning assets	3,296,089	$139,086	5.64%	2,878,474	$116,016	5.38%
Allowance for credit losses	(26,933)			(21,872)
Non-accrual loans	6,306			834
Cash and due from banks	35,669			28,107
Bank premises and equipment	24,075			18,974
Other assets	224,046			173,658
Total average assets	$3,559,252			$3,078,175
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$602,208	$3,113	0.69%	$459,852	$714	0.21%
Money market accounts	870,260	15,123	2.32%	726,613	15,070	2.77%
Time certificates of deposit	468,520	13,475	3.85%	367,266	13,994	5.09%
Total interest-bearing deposits	1,940,988	31,711	2.18%	1,553,731	29,778	2.56%
Other borrowed funds	154,957	5,910	5.09%	168,684	6,788	5.35%
Total interest-bearing liabilities	2,095,945	$37,621	2.40%	1,722,415	36,566	2.83%
Non-interest bearing demand deposits	1,039,444			1,018,611
Other liabilities	45,826			36,270
Shareholders’ equity	378,037			300,879
Total average liabilities and shareholders’ equity	$3,559,252			$3,078,175
Interest income and rate earned on average earning assets		$139,086	5.64%		$116,016	5.38%
Interest expense and interest cost related to average interest-bearing liabilities		37,621	2.40%		36,566	2.83%
Net interest income and net interest margin (4)		$101,465	4.12%		$79,450	3.69%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,034 and $1,107 at September 30, 2025 and September 30, 2024, respectively.
(2)    Loan interest income includes loan fees (costs) of $272 and $(505) at September 30, 2025 and September 30, 2024, respectively.
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

Changes in Volume/Rate	For the Three Months Ended September 30, 2025 and 2024			For the Nine Months Ended September 30, 2025 and 2024
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(188)	$(200)	$(388)	$906	$(691)	$215
Investment securities:
Taxable	(498)	(374)	(872)	(2,073)	(1,149)	(3,222)
Non-taxable (1)	(82)	(43)	(125)	(279)	(71)	(350)
Total investment securities	(580)	(417)	(997)	(2,352)	(1,220)	(3,572)
Loans	2,167	795	2,962	24,471	1,956	26,427
Total earning assets (1)	1,399	178	1,577	23,025	45	23,070
Interest expense:
Deposits:
Savings and NOW	74	897	971	221	2,178	2,399
MMA	144	(1,275)	(1,131)	3,858	(4,377)	(519)
Time certificate of deposits	(193)	(1,355)	(1,548)	2,979	(2,926)	53
Total interest-bearing deposits	25	(1,733)	(1,708)	7,058	(5,125)	1,933
Other borrowed funds	(1,415)	(4)	(1,419)	(550)	(328)	(878)
Total interest-bearing liabilities	(1,390)	(1,737)	(3,127)	6,508	(5,453)	1,055
Net interest income (1)	$2,789	$1,915	$4,704	$16,517	$5,498	$22,015

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended September 30, 2025 and September 30, 2024

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 51 basis points to 4.20% for the third quarter of 2025, from 3.69% for the third quarter of 2024. Average interest earning assets were $3,333,432,000 for the three months ended September 30, 2025 compared to $3,292,643,000 for the three months ended September 30, 2024.  The $40,789,000 increase in average earning assets was attributed to the $131,959,000 or 5.79% increase in average loans, partially offset by a $14,562,000 decrease in interest-earning deposits and $76,608,000 decrease in investment securities. For the three months ended September 30, 2025, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 28 basis points. The effective yield on loans increased 12 basis points. Average interest bearing liabilities increased 0.81% to $2,063,735,000 for the three months ended September 30, 2025, compared to $2,047,083,000 for the same period in 2024.

Interest and fee income from loans increased $2,962,000 or 7.92% for the three months ended September 30, 2025 compared to the same period in 2024. The yield on average loans, excluding nonaccrual loans, was 6.65% for the three months ended September 30, 2025 compared to 6.53% for the same period in 2024. The accretion from fair value marks on loans contributed 28 basis points to the loan yield for the three months ended September 30, 2025 compared to 55 basis points for the same period in 2024.

Interest income from interest-earning deposits in other banks decreased $388,000 in the three months ended September 30, 2025 to $1,149,000 compared to $1,537,000 for the same period in 2024. The yield on average interest-earning deposits decreased 77 basis points to 4.40% for the three month period ended September 30, 2025 compared to 5.17% for the same period in 2024. Average interest-earning deposits for the three month period ended September 30, 2025 decreased $14,562,000 or 12.25% to $104,344,000 compared to $118,906,000 for the same period in 2024.

Interest income from total investment securities decreased $997,000 in the three months ended September 30, 2025 to $5,693,000 compared to $6,690,000 for the same period in 2024. The yield on average total investment securities decreased twenty-one basis points to 2.78% for the three month period ended September 30, 2025 compared to 2.99% for the same period in 2024. Average total investment securities for the three month period ended September 30, 2025 decreased $76,608,000 or 8.56% to $818,816,000 compared to $895,424,000 for the same period in 2024.

Total interest income for the three months ended September 30, 2025 increased $1,603,000 or 3.54% to $46,888,000 compared to $45,285,000 for the three months ended September 30, 2024. The yield on interest earning assets increased 10 basis points to 5.62% on a fully tax equivalent basis for the three months ended September 30, 2025 from 5.52% for the period ended September 30, 2024. The increase was the result of yield changes, increases in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended September 30, 2025 and 2024 was $10,785,000 and $12,493,000, respectively. The average interest rate on interest bearing deposits decreased to 2.17% for the three months ended September 30, 2025 compared to 2.69% for the same period ended September 30, 2024. Average interest-bearing deposits increased 6.89% or $127,003,000 to $1,971,410,000 for the three months ended September 30, 2025 compared to $1,844,407,000 for the same period ended September 30, 2024.

Average other borrowed funds were $92,325,000 with an effective rate of 4.91% for the three months ended September 30, 2025 compared to $202,676,000 with an effective rate of 5.09% for the three months ended September 30, 2024.  Total interest expense on other borrowed funds was $1,159,000 for the three months ended September 30, 2025 and $2,578,000 for the three months ended September 30, 2024.

The cost of interest-bearing liabilities decreased 63 basis points to 2.30% for the three month period ended September 30, 2025 compared to 2.93% for the same period in 2024. The cost of total deposits decreased to 1.39% compared to 1.69% for the three month periods ended September 30, 2025 and 2024, respectively.  The decrease in cost of deposits was due to reduction of rates paid for money market and time deposit accounts over the two time periods. Average non-interest bearing demand deposits increased 0.77% to $1,098,889,000 for the three month period ended September 30, 2025 compared to $1,090,544,000 for the same period in 2024.  The ratio of average non-interest bearing demand deposits to average total deposits decreased to 35.79% in the three month period ended September 30, 2025 compared to 37.16% for the same period in 2024.

Net interest income before the provision for credit losses for the three months ended September 30, 2025 increased by $4,730,000 or 15.65% to $34,944,000 compared to $30,214,000 for the same period in 2024.  The increase was a result of increased interest income on average earnings assets and an increase in interest expense on average interest bearing liabilities.

Comparison of the nine months ended September 30, 2025 and September 30, 2024

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 43 basis points to 4.12% for the nine months ended September 30, 2025, from 3.69% for the same period of 2024. Average interest earning assets were $3,296,089,000 for the nine months ended September 30, 2025 compared to $2,878,474,000 for the nine months ended September 30, 2024. The $417,615,000 increase in average earning assets was attributed to the $497,839,000 or 26.62% increase in average loans, partially offset by the $80,224,000 decrease in average total investment securities.  For the nine months ended September 30, 2025, the effective yield on loans increased 11 basis points. Average interest bearing liabilities increased 21.69% to $2,095,945,000 for the nine months ended September 30, 2025, compared to $1,722,415,000 for the same period in 2024.

Interest and fee income from loans increased $26,427,000 or 28.75% for the nine months ended September 30, 2025 compared to the same period in 2024. Net interest income during the first nine months of 2025 was impacted by an increase in average total loans of $497,839,000 or 26.62% to $2,367,824,000 compared to $1,869,985,000 for the same period in 2024. The yield on average loans, excluding nonaccrual loans, was 6.68% for the nine months ended September 30, 2025 compared to 6.57% for the same period in 2024. The accretion from fair value marks on loans contributed 54 basis points to the loan yield for the nine months ended September 30, 2025 compared to 37 basis points for the same period in 2024.

Total interest income for the nine months ended September 30, 2025 increased $23,143,000 or 20.14% to $138,052,000 compared to $114,909,000 for the nine months ended September 30, 2024.  The yield on interest earning assets increased 26 basis points to 5.64% on a fully tax equivalent basis for the nine months ended September 30, 2025 from 5.38% for the nine months ended September 30, 2024. The increase to interest income was the result of the acquisition of Community West Bank as of April 1, 2024, yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the nine months ended September 30, 2025 and 2024 was $31,711,000 and $29,778,000, respectively. The average interest rate on interest bearing deposits decreased 38 basis points to 2.18% for the nine months ended ended September 30, 2025 compared to 2.56% for the same period ended September 30, 2024.  Average interest-bearing deposits increased 24.92% or $387,257,000 to $1,940,988,000 for the nine months ended September 30, 2025 compared to $1,553,731,000 for the same period ended September 30, 2024.

Average other borrowed funds were $154,957,000 with an effective rate of 5.09% for the nine months ended September 30, 2025 compared to $168,684,000 with an effective rate of 5.35% for the nine months ended September 30, 2024.  Total interest expense on other borrowed funds was $5,910,000 for the nine months ended September 30, 2025 and $6,788,000 for the nine months ended September 30, 2024.

Net interest income before the provision for credit losses for the nine months ended September 30, 2025 increased by $22,088,000 or 28.19% to $100,431,000 compared to $78,343,000 for the same period in 2024.  The increase was a result of the acquisition of Community West Bank as of April 1, 2024, yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$28,722	$24,940	$25,803	$14,653
Allowance for loan loss on purchased credit deteriorated loans (PCD)	—	—	—	821
Provision for credit losses	793	(211)	3,601	9,821
Losses charged to allowance	(45)	(20)	(209)	(648)
Recoveries	120	182	395	244
Balance, end of period	$29,590	$24,891	$29,590	$24,891
Allowance for credit losses to total loans at end of period	1.21%	1.08%	1.21%	1.08%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the three month and nine month periods ended September 30, 2025, the Company recorded a $793,000 and $3,601,000 provision for credit losses on loans, respectively. During the three month and nine month periods ended September 30, 2024, the Company recorded a $211,000 credit and a $9,821,000 provision for credit losses on loans, respectively. The current year provision was due to strong loan growth and deteriorating economic scenarios during the second and third quarters as compared to the prior year. The prior year provision was primarily due to the merger that closed on April 1, 2024.

The Company had net recoveries of $75,000 and $186,000 for the three months and nine months ended September 30, 2025, respectively. The Company had net recoveries of $162,000 and net charge offs totaling $404,000 for the three months and nine months ended September 30, 2024, respectively.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses.

The following table shows classified loans for the periods indicated:

Loan Type (Dollars in thousands)	September 30, 2025	% of Classified loans	December 31, 2024	% of Classified loans
Commercial:
Commercial and industrial	$9,065	13.5%	$9,380	21.2%
Agricultural production	—	—%	—	—%
Total commercial	9,065	13.5%	9,380	21.2%
Real estate:
Construction & other land loans	86	0.1%	—	—%
Commercial real estate - owner occupied	4,778	7.1%	3,295	7.4%
Commercial real estate - non-owner occupied	23,942	35.7%	15,846	35.8%
Farmland	14,763	22.0%	10,303	23.3%
Multi-family residential	7,290	10.9%	—	—%
1-4 family - close-ended	3,143	4.7%	2,886	6.5%
1-4 family - revolving	38	0.1%	116	0.3%
Total real estate	54,040	80.6%	32,446	73.3%
Consumer:
Manufactured Housing	3,376	5.0%	2,278	5.1%
Other installment loans	589	0.9%	190	0.4%
Total consumer	3,965	5.9%	2,468	5.5%
Total classified loans	$67,070		$44,294
Non-Interest Income

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges	$519	$478	$41	8.6%	$1,526	$1,342	$184	13.7%
Interchange fees	493	602	(109)	(18.1)%	1,501	1,642	(141)	(8.6)%
Appreciation in cash surrender value of bank owned life insurance	379	349	30	8.6%	1,117	971	146	15.0%
Federal Home Loan Bank dividends	240	238	2	0.8%	718	555	163	29.4%
Loan placement fees	215	251	(36)	(14.3)%	632	802	(170)	(21.2)%
Gain on proceeds from death benefits	198	—	198	—%	198	—	198	—%
Net realized losses on sales and calls of investment securities	(26)	(1,853)	1,827	(98.6)%	(41)	(4,199)	4,158	(99.0)%
Other income	948	1,040	(92)	(8.8)%	2,290	3,029	(739)	(24.4)%
Total non-interest income	$2,966	$1,105	$1,861	168.4%	$7,941	$4,142	$3,799	91.7%

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $2,966,000 for the three months ended September 30, 2025 compared to $1,105,000 for the same period in 2024. The 168.42% or $1,861,000 increase in non-interest income during the three months ended September 30, 2025 was primarily driven by lower net realized losses on sales of investment securities in the amount of $1,827,000, partially offset by a $92,000 or 8.85% decrease in other income and a $109,000 or 18.11% decrease in interchange fees.

The Bank currently holds $10,978,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends. We received dividends totaling $718,000 for the nine months ended September 30, 2025, compared to $555,000 for the nine months ended September 30, 2024.

Non-Interest Expenses

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$12,525	$13,710	$(1,185)	(8.6)%	$37,744	$35,800	$1,944	5.4%
Occupancy and equipment	2,933	2,687	246	9.2%	8,554	6,653	1,901	28.6%
Information technology	1,711	1,878	(167)	(8.9)%	5,404	4,422	982	22.2%
Regulatory assessments	490	437	53	12.1%	1,479	1,391	88	6.3%
Data processing expense	748	1,288	(540)	(41.9)%	2,403	3,010	(607)	(20.2)%
Professional services	447	861	(414)	(48.1)%	1,950	2,187	(237)	(10.8)%
ATM/Debit card expenses	359	546	(187)	(34.2)%	1,149	1,178	(29)	(2.5)%
Advertising	185	261	(76)	(29.1)%	687	701	(14)	(2.0)%
Directors’ expenses	234	193	41	21.2%	686	551	135	24.5%
Merger and acquisition expense	—	3,208	(3,208)	(100.0)%	278	9,147	(8,869)	(97.0)%
Loan related expenses	252	260	(8)	(3.1)%	628	486	142	29.2%
Personnel other	19	53	(34)	(64.2)%	217	233	(16)	(6.9)%
Amortization of core deposit intangibles	250	251	(1)	(0.4)%	751	501	250	49.9%
Other expense	2,014	2,044	(30)	(1.5)%	6,004	5,253	751	14.3%
Total non-interest expense	$22,167	$27,677	$(5,510)	(19.9)%	$67,934	$71,513	$(3,579)	(5.0)%

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses decreased $5,510,000 or 19.91% to $22,167,000 for the three months ended September 30, 2025, compared to $27,677,000 for the three months ended September 30, 2024. The net decrease for the three months ended September 30, 2025 was primarily the result of decreases in acquisition and merger expenses of $3,208,000, salaries and employee benefits of $1,185,000, data processing expenses of $540,000, professional services of $414,000, ATM/Debit card expenses of $187,000, and information technology of $167,000. The significant decreases in various non-interest expense categories were primarily due to reduced merger-related expenses and improved efficiencies following the integration of the core systems and vendors in late 2024.

Non-interest expenses decreased $3,579,000 or 5.00% to $67,934,000 for the nine months ended September 30, 2025, compared to $71,513,000 for the nine months ended September 30, 2024.  The net decrease for the nine month period was primarily the result of increases in salaries and employee benefits of $1,944,000, occupancy and equipment of $1,901,000, other expenses of $751,000, information technology of $982,000, and regulatory assessments of $88,000, partially offset by a decrease in merger and acquisition expenses of $8,869,000.

Salaries and employee benefits increased $1,944,000 or 5.43% to $37,744,000 for the first nine months of 2025 compared to $22,090,000 for the nine months ended September 30, 2024. The increase in salaries and benefits was a reflection of an increase in full-time equivalent employees as a result of the merger for the full nine months as compared to three months in the prior year. The year-to-date average full time equivalent employees were 338 for the nine months ended September 30, 2025, compared to 356 for the nine months ended September 30, 2024. Merger related expenses and data processing expenses declined during the year-to-date period as compared to the prior year-to-date period, reflecting the completion of merger and integration activities.

Provision for Income Taxes

Our effective income tax rate was 27.88% and 18.63% for the three month periods ended September 30, 2025 and 2024. Our effective income tax rate was 27.42% and 28.81% for the nine month periods ended September 30, 2025 and 2024.

The Company reported an income tax provision of $4,203,000 and $775,000 for the three month periods ended September 30, 2025 and 2024, respectively. The Company reported an income tax provision of $10,201,000 and $312,000 for the nine month periods ended September 30, 2025 and 2024, respectively.

The effective tax rate was not as impacted by Low Income Housing Tax Credits (“LIHTC”) or additional tax deductible items during the nine month period ended September 30, 2025 as compared to the prior year period due to the increased earnings of the Company from the merger. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of September 30, 2025 and December 31, 2024, there was no reserve for uncertain tax positions.

On June 27, 2025, California Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Rev. & Tax. Code to require financial institutions to apportion income using the single sales factor formula for California. Prior to this change, financial institutions were required to use the three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This change in tax law did not have a material impact on the company's tax expense as of September 30, 2025.

On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The law did not impact the Company’s tax provision as of September 30, 2025.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,612,264,000 as of September 30, 2025, compared to $3,521,771,000 at December 31, 2024, an increase of 2.57% or $90,493,000. Total gross loans were $2,451,142,000 at September 30, 2025, compared to $2,334,221,000 at December 31, 2024, an increase of $116,921,000 or 5.01%. Total cash and cash equivalents increased 0.96% or $1,160,000 to $121,558,000 at September 30, 2025 compared to $120,398,000 at December 31, 2024. The investment portfolio decreased 2.31% or $18,132,000 to $766,926,000 at September 30, 2025 compared to $785,058,000 at December 31, 2024. Total deposits increased 5.67% or $165,154,000 to $3,075,931,000 at September 30, 2025, compared to $2,910,777,000 at December 31, 2024. Shareholders’ equity increased 9.62% or $34,891,000 to $397,576,000 at September 30, 2025, compared to $362,685,000 at December 31, 2024. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, and the change in unrealized loss, partially offset by dividends paid. Accrued interest payable and other liabilities was $48,759,000 at September 30, 2025, compared to $44,978,000 at December 31, 2024, an increase of 8.41% or $3,781,000.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified at the date of acquisition as available for sale or held to maturity. As of September 30, 2025, investment securities with a fair value of $453,643,000, or 59.15% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The total investment portfolio decreased $18,132,000 to $766,926,000 at September 30, 2025 compared to $785,058,000 at December 31, 2024.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $42,738,000 at September 30, 2025, compared to net unrealized losses of $59,221,000 at December 31, 2024 and $49,999,000 at September 30, 2024.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $116,921,000 or 5.01% to $2,451,142,000 as of September 30, 2025, compared to $2,334,221,000 as of December 31, 2024.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2025	% of Total Loans	December 31, 2024	% of Total Loans
Commercial:
Commercial and industrial	$157,880	6.4%	$143,422	6.1%
Agricultural production	22,915	0.9%	37,323	1.6%
Total commercial	180,795	7.3%	180,745	7.7%
Real estate:
Construction & other land loans	78,628	3.2%	67,869	2.9%
Commercial real estate - owner occupied	354,841	14.5%	323,188	13.8%
Commercial real estate - non-owner occupied	972,014	39.7%	913,165	39.1%
Farmland	140,454	5.7%	139,815	6.0%
Multi-family residential	154,073	6.3%	133,595	5.7%
1-4 family - close-ended	109,567	4.5%	123,445	5.3%
1-4 family - revolving	38,724	1.6%	35,421	1.5%
Total real estate	1,848,301	75.5%	1,736,498	74.3%
Consumer:
Manufactured Housing	326,755	13.3%	322,263	13.8%
Other installment loans	94,423	3.9%	92,839	4.0%
Total consumer	421,178	17.2%	415,102	17.8%
Net deferred origination costs	868	—%	1,876	0.1%
Loan, net of deferred origination fees	2,451,142	100.0%	2,334,221	100.0%
Allowance for credit losses	(29,590)		(25,803)
Total loans	$2,421,552		$2,308,418

As of September 30, 2025, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 57.4% of total loans. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the three months ended September 30, 2025 and 2024.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$56,076	15.80%	$59,952	18.55%
Industrial & warehouse	95,617	26.95%	86,873	26.88%
Retail	45,751	12.89%	35,042	10.84%
Gas Stations	62,932	17.74%	60,503	18.72%
Restaurants	17,960	5.06%	15,534	4.81%
Other	76,505	21.56%	65,284	20.20%
Total	$354,841	100.00%	323,188	100.00%

Commercial real estate - non-owner occupied
Office	$273,167	28.10%	$253,883	27.80%
Industrial & warehouse	158,192	16.27%	153,192	16.78%
Retail	217,577	22.38%	188,464	20.64%
Hospitality	170,397	17.54%	163,961	17.96%
Other	152,681	15.71%	153,665	16.83%
Total	$972,014	100.00%	$913,165	100.00%

The following table presents repricing data for our gross loans portfolio, broken out by loan type and repricing interval. This table provides insight into the timing of interest rate resets across different loan categories, offering a more detailed view of the portfolio’s sensitivity to changes in market rates:

Loan Type (Dollars in thousands)	3 months or less	3 - 12 months	1 - 3 Years	3 - 5 Years		5 - 15 Years		Over 15 years	Total
Commercial:
Commercial and industrial	$75,659	$11,883	$14,298	$42,028		$12,248		$1,763	$157,879
Agricultural production	21,209	—	6	1,700		—		—	22,915
Total commercial	96,868	11,883	14,304	43,728	—	12,248	—	1,763	180,794
Real estate:
Construction & other land loans	$74,121	$1,006	$3,297	$203		$—		$—	78,627
Commercial real estate - owner occupied	30,979	38,713	69,098	137,815		78,235		—	354,840
Commercial real estate - non-owner occupied	97,269	118,234	235,261	306,759		214,473		—	971,996
Farmland	22,291	18,592	23,924	38,564		36,437		646	140,454
Multi-family residential	7,205	6,902	22,231	81,582		36,153		—	154,073
1-4 family - close-ended	10,368	7,742	12,713	14,739		6,734		57,291	109,587
1-4 family - revolving	35,529	2	—	34		3,159		—	38,724
Total real estate	277,762	191,191	366,524	579,696	—	375,191	—	57,937	1,848,301
Consumer:
Manufactured Housing	$10,783	$53,027	$30,110	$23,336		$64,317		$145,183	326,756
Other installment loans	180	145	1,477	3,465		88,974		182	94,423
Total consumer	10,963	53,172	31,587	26,801	—	153,291	—	145,365	421,179
Gross loans	$385,593	$256,246	$412,415	$650,225		$540,730		$205,065	$2,450,274
% of total	15.74%	10.46%	16.83%	26.54%		22.07%		8.37%	100.00%

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

At September 30, 2025 there were $7,072,000 nonperforming assets, compared to $6,461,000 at December 31, 2024.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $29,590,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	September 30, 2025	December 31, 2024
Commercial:
Commercial and industrial	$1,688	$1,363
Agricultural production	455	389
Total commercial	2,143	1,752

Real estate:
Construction & other land loans	1,939	2,060
Commercial real estate - owner occupied	3,464	3,253
Commercial real estate - non-owner occupied	11,870	10,014
Farmland	1,449	1,393
Multi-family residential	1,758	1,486
1-4 family - close-ended	1,548	1,625
1-4 family - revolving	849	686
Total real estate	22,877	20,517

Consumer:
Manufactured housing	3,302	—
Other installment	1,268	1,387
Total consumer	4,570	1,387

Total allowance for credit losses	$29,590	$23,656
As of September 30, 2025, the balance in the allowance for credit losses (ACL) on loans was $29,590,000, or 1.21% of total gross loans, compared to $25,803,000, or 1.11% of total gross loans, as of December 31, 2024. The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $466,986,000 as of September 30, 2025, compared to $413,973,000 as of December 31, 2024.  At September 30, 2025 and December 31, 2024, the balance of the reserve for unfunded commitments was $1,125,000 and $1,055,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2025		December 31, 2024		September 30, 2024
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$24,143	0.98%	$9,838	0.76%	$8,141	0.36%
Nonaccrual loans	7,072	0.29%	6,461	0.50%	2,806	0.12%

The balance of past due loans 30 days or more increased by $14,305,000 from $9,838,000 at December 31, 2024 to $24,143,000 as of September 30, 2025. The increase was due to one commercial real estate loan that was classified as collateral dependent and individually evaluated as of September 30, 2025.

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $165,154,000 or 5.67% to $3,075,931,000 as of September 30, 2025, compared to $2,910,777,000 as of December 31, 2024. Interest-bearing deposits increased $54,161,000 or 2.81% to $1,984,114,000 as of September 30, 2025, compared to $1,929,953,000 as of December 31, 2024.  Non-interest bearing deposits increased $110,993,000 or 11.32% to $1,091,817,000 as of September 30, 2025, compared to $980,824,000 as of December 31, 2024. Average non-interest bearing deposits to average total deposits was 34.30% for the nine months ended September 30, 2025 compared to 40.67% for the same period in 2024.

The composition of the deposits and year-to-date average interest rates at September 30, 2025 and December 31, 2024 is summarized in the table below.

(Dollars in thousands)	September 30, 2025	% of Total Deposits	Average Interest Rate	December 31, 2024	% of Total Deposits	Average Interest Rate
NOW accounts	$457,004	14.9%	0.77%	$470,548	16.2%	0.28%
MMA accounts	864,879	28.1%	2.32%	843,145	29.0%	2.67%
Time deposits	489,487	15.9%	3.85%	443,284	15.2%	4.85%
Savings deposits	172,744	5.6%	0.33%	172,976	5.9%	0.49%
Total interest-bearing	1,984,114	64.5%	2.18%	1,929,953	66.3%	2.49%
Non-interest bearing	1,091,817	35.5%		980,824	33.7%
Total deposits	$3,075,931	100.0%		$2,910,777	100.0%

As of September 30, 2025 there was $1,179,781,000 in uninsured deposits or 38.36% of total deposits, compared to $821,756,000 and 46.47% as of December 31, 2024.

Other Borrowings

As of September 30, 2025, the Company had $20,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco overnight advances outstanding. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $397,576,000 at September 30, 2025, compared to $362,685,000 at December 31, 2024. The increase from December 31, 2024 in shareholders’ equity is the result of an increase in retained earnings from net income of $26,998,000, stock issued under the employee purchase plan of $252,000, the effect of share-based compensation expense of $875,000, and a decrease in accumulated other comprehensive loss of $12,901,000, partially offset by common stock cash dividends of $6,863,000

During the first nine months of 2025, the Company declared $6,863,000 in cash dividends ($0.36 per common share) to holders of common stock. The Company declared and paid $5,957,000 in cash dividends ($0.36 per common share) to holders of common stock during the nine months ended September 30, 2024.

The following table presents the Company’s regulatory capital ratios as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement
September 30, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$339,627	9.53%	$142,571	4.00%
Common Equity Tier 1 Ratio (CET 1)	$334,627	11.60%	$129,783	4.50%
Tier 1 Risk-Based Capital Ratio	$339,627	11.78%	$173,044	6.00%
Total Risk-Based Capital Ratio	$405,909	14.07%	$230,726	8.00%

December 31, 2024	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$316,343	9.17%	$138,018	4.00%
Common Equity Tier 1 Ratio (CET 1)	$311,343	11.15%	$125,632	4.50%
Tier 1 Risk-Based Capital Ratio	$316,343	11.33%	$167,510	6.00%
Total Risk-Based Capital Ratio	$379,091	13.58%	$223,346	8.00%

The following table presents the Bank’s regulatory capital ratios as of September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$400,409	11.24%	$142,468	4.00%	$178,034	5.00%
Common Equity Tier 1 Ratio (CET 1)	$400,409	13.90%	$129,600	7.00%	$187,200	6.50%
Tier 1 Risk-Based Capital Ratio	$400,409	13.90%	$172,800	8.50%	$230,400	8.00%
Total Risk-Based Capital Ratio	$431,848	14.99%	$230,400	10.50%	$288,000	10.00%

December 31, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$377,411	10.94%	$138,031	4.00%	$172,539	5.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%	$181,240	6.50%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%	$223,065	8.00%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%	$278,831	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. As of September 30, 2025, the Company had unpledged securities totaling $350,057,000 available as a secondary source of liquidity and total cash and cash equivalents of $121,558,000. Cash and cash equivalents at September 30, 2025 increased 0.96% compared to $120,398,000 at December 31, 2024. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks. At September 30, 2025, our available borrowing capacity include approximately $110,000,000 in unsecured credit lines with our correspondent banks, $737,721,000 in unused FHLB secured advances, and a $3,501,000 secured credit line at the Federal Reserve Bank.  We believe our liquidity sources to be stable and adequate. At September 30, 2025, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2025 and December 31, 2024:

Credit Lines (In thousands)	September 30, 2025	December 31, 2024
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$784,721	$738,556
Balance outstanding, net of discount	$20,000	$133,442
Collateral pledged	$1,408,418	$1,236,732
Fair value of collateral	$1,185,354	$1,083,041
Federal Reserve Bank
Credit limit	$3,501	$3,669
Balance outstanding	$—	$—
Collateral pledged	$4,044	$4,406
Fair value of collateral	$3,679	$3,828

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

ALCO and the Bank’s Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At September 30, 2025, interest rate risk was within policy guidelines established by ALCO and the Bank’s Board of Directors. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	5.00%	7.60%
up 300	4.42%	6.53%
up 200	3.82%	5.42%
up 100	3.01%	4.09%
down 100	(1.89)%	(3.13)%
down 200	(3.54)%	(5.87)%
down 300	(4.22)%	(7.49)%
down 400	(4.99)%	(9.57)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Community West Bancshares

Date: November 6, 2025	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: November 6, 2025	/s/ Shannon R. Livingston
Shannon R. Livingston
Executive Vice President and Chief Financial Officer