Form 10-K
period 2025-12-31
Community West Bancshares
filed 2026-03-11
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $336,710,000 based on the price at which the stock was last sold on June 30, 2025.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 11, 2026
	19,169,415	shares

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2025 Annual Meeting of Shareholders to be held on May 27, 2026 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2025.

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
•geopolitical and domestic political developments such as wars that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
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
•disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or the systems of third-party vendors who perform several of our critical processing functions;
•disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•risks related to the merger with United Security Bancshares, including, among others, the expected business expansion may be less successful as projected; the integration of each party’s management, personnel and operations may not be successfully achieved or may be materially delayed or may be more costly or difficult than expected, and deposit attrition;
•natural disasters, such as earthquakes, fires, drought, pandemic diseases (such as the coronavirus) or extreme weather events, any of which may affect services we use or affect our customers, employees or third parties with which we conduct business;
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

At December 31, 2025, the Bank was the only banking subsidiary of the Company. Today, the Bank operates full-service Banking Centers in California from Greater Sacramento in the north, throughout the San Joaquin Valley and west to the Central Coast. The Bank also maintains Commercial, Real Estate and Agribusiness Lending, as well as Private Banking and Cash Management Departments. The Company does not currently conduct any operations other than through the Bank.  Unless the context otherwise requires, references to “us,” “we,” or “our” refer to the Company and the Bank on a consolidated basis. At December 31, 2025, we had consolidated total assets of approximately $3,690,317,000. See Items 7 and 8, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Financial Statements.

The Company is regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Bank is regulated by the California Department of Financial Protection and Innovation (“DFPI”) and its primary Federal regulator is the Federal Deposit Insurance Corporation (“FDIC”).

As of March 2, 2026, we had a total of 341 employees and 327 full time equivalent employees, including the employees of the Bank.

The Bank

The Bank was organized in 1979 and commenced business as a California state chartered bank in 1980. The deposits of the Bank are insured by the FDIC up to applicable limits. The Bank is not a member of the Federal Reserve System.

The Bank operates 26 full-service banking offices in Bakersfield, Clovis, Exeter, Folsom, Fresno, Goleta, Kerman, Lodi, Madera, Merced, Modesto, Oakhurst, Oxnard, Paso Robles, Prather, Roseville, Sacramento, San Luis Obispo, Santa Barbara, Santa Maria, Stockton, Ventura, and Visalia. The Bank conducts a commercial banking business, which includes accepting demand, savings and time deposits and making commercial, real estate and consumer loans. It also provides domestic and international wire transfer services and other customary banking services. The Bank also offers Internet Banking that consists of inquiry, account status, bill paying, account transfers, and cash management. The Bank does not offer trust services or international banking services and does not currently plan to do so in the near future. The Bank has a Real Estate Division, an Agribusiness Center, and an SBA Lending Division. The Real Estate Division processes or assists in processing the majority of the Bank’s real estate related transactions, including interim construction loans for single family residences and commercial buildings. We offer permanent single family residential loans through our mortgage broker services. Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.41% in 2025 compared to 4.10% in 2024 based on FDIC deposit market share information published as of June 30, 2025. Our total market share in San Luis Obispo, Santa Barbara, and Ventura counties was 1.21%. Our total market share in the other counties we operate in (Placer, Sacramento, and Stanislaus), was less than 1.00% as of June 30, 2025 and 2024.

We have a diversified loan portfolio. At December 31, 2025, we had total loans, net of deferred fees of $2,540,570,000. Total commercial and industrial loans outstanding were $156,744,000, total agricultural land and production loans outstanding were $34,152,000, total real estate loans outstanding were $1,934,324,000, and total consumer loans outstanding were $415,350,000. Our secured loans are collateralized by one or more of the following: real estate, listed securities, savings and time deposits, automobiles, inventory, accounts receivable, manufactured housing, and machinery and equipment.

In addition to acquisitions, we have experienced organic growth by expanding our branch network. Management of the Bank analyzes its branch network on an ongoing basis to determine whether to open new branches, consolidate, or potentially eliminate existing branches in the future.

No individual or single group of related accounts is considered material in relation to the Bank’s assets or deposits, or in relation to our overall business. We attract deposits from individual and commercial customers. No single customer or group of related customers’ accounts for a material portion of our deposits such that the loss of any one or more would have a material adverse effect on our business. At December 31, 2025 approximately 76.1% of our loan portfolio held for investment consisted of loans secured by real estate, including construction loans, equity loans and lines of credit, and commercial loans secured by real estate. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. Currently, our business activities are primarily concentrated in Fresno, Kern, Madera, Merced, Placer, Sacramento, San Joaquin, San Luis Obispo, Santa Barbara, Stanislaus, Tulare, and Ventura Counties in California. Consequently, our results of operations and financial condition are dependent upon the general economic trends in our market area and, in particular, the residential and commercial real estate markets. Further, our concentration of operations in these markets exposes us to greater risk than other banking companies with a wider geographic base.

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

Our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.41% in 2025 compared to 4.10% in 2024 based on FDIC deposit market share information published each year as of June. In Fresno and Madera Counties, in addition to our ten full-service branch locations serving the Bank’s primary service areas, as of June 30, 2025 there were 116 operating banking offices in our primary service area, which consists of the cities of Clovis, Fresno, Kerman, Oakhurst, Madera, and Prather, California. Prather does not contain any banking offices other than our branch location. In San Joaquin County, in addition to our two full service branch locations, as of June 30, 2025 there were 87 operating banking offices. In Tulare County, in addition to our two branches there were 45 operating banking offices in our primary service area. Our total market share of deposits in San Luis Obispo, Santa Barbara, and Ventura counties was 1.21% in 2024 based on FDIC deposit market share information published each year as of June. In San Luis Obispo County, in addition to our two full-service branch locations, there were 53 operating banking centers in our primary service area. In Santa Barbara County, in addition to our three branches, there were 81 operating banking centers in our primary service area. In Ventura County, in addition to our two branches, there were 117 operating banking centers in our primary service area. Our combined total market share in the other counties we operate in (Kern, Merced, Placer, Sacramento, and Stanislaus), was less than 1.00% as of 2025 and 2024. In Kern County, in addition to our one branch, as of June 30, 2025, there were 71 operating banking offices in our primary service area. In Merced County, in addition to our one branch, as of June 30, 2025 there were 24 operating banking offices in our primary service area. In Sacramento County, in addition to our two branches, as of June 30, 2025 there were 175 operating banking offices in our primary service area. In Stanislaus County, in addition to our one branch, there were 76 operating banking offices in our primary service area. In Placer County, in addition to our one branch, there were 68 operating banking offices in our primary service area. Business activity in our primary service area is oriented toward light industry, small business and agriculture.

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

In addition, competition has intensified due to federal and state interstate banking laws and foreign banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in our market. The competitive environment also is significantly impacted by federal and state legislation, which may make it easier for non-bank financial institutions to compete with us.

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

As of December 31, 2025, we had approximately 338 total employees, which included 327 full-time employees, 10 part-time employees and one on-call employee. As a financial institution, approximately 67% of our employees are employed at our banking center and loan production offices, and another 33% are employed at our headquarters. We believe our relationship with our employees to be generally good. None of these employees are represented by a collective bargaining agreement.

As of December 31, 2025, approximately 69% of our current workforce is female, 31% male, and our average tenure is 5.77 years, as compared to 4.58 years as of December 31, 2024.

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

Supervision and Regulation

GENERAL

Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the FDIC’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statutes, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, the FDIC, the DFPI, the Consumer Financial

Protection Bureau (“CFPB”), and the California Privacy Protection Agency. Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the FASB, securities laws administered by the SEC and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury, or Treasury, and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Fannie Mae and Freddie Mac, also impact our business. The statutes, regulations, regulatory policies and rules significantly impact our financial condition and results of operations. Further, the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations administered by these agencies.

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

In 2021, U.S. bank secrecy and anti-money laundering laws underwent a comprehensive reform and modernization, part of which was the adoption of AMLA. Among other things, it codified a risk-based approach to anti-money laundering compliance for financial institutions. AMLA requires financial institutions to develop standards for evaluating technology and internal processes for BSA compliance, expands enforcement-related and investigation-related authority, institutes BSA whistleblower initiatives and protections, and increases sanctions for certain BSA violations. AMLA expanded duties of the Financial Crimes Enforcement Network (“FinCEN”), which issued final regulations implementing the amendments with respect to beneficial ownership requirements effective January 1, 2024; however, these beneficial ownership rules were amended by an interim final rule published on March 26, 2025 that requires only entities previously defined as “foreign reporting companies” to report beneficial ownership information and provides that entities defined as “domestic reporting companies are exempt from the reporting requirements and do not have to report beneficial ownership information to FinCEN. We are monitoring developments concerning the implementation of the AMLA. The Bank has established policies and procedures that it believes comply with these requirements.

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

PRIVACY AND DATA SECURITY

We are subject to several federal, state, and local laws and regulations relating to consumer privacy and data protection. The federal Gramm-Leach Bliley Act of 1999 (“GLBA”) imposes requirements on financial institutions with respect to consumer privacy and disclosure of non-public personal information. The GLBA generally prohibits disclosure of consumer information to most nonaffiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.

The California Financial Information Privacy Act (“CFIPA”) also requires a financial institution to provide specific information to a consumer related to the sharing of that consumer’s nonpublic personal information. The CFIPA allows a consumer to direct the financial institution not to share his or her nonpublic personal information with affiliated or nonaffiliated companies with which a financial institution has contracted to provide financial products and services, and requires that permission from each such consumer be acquired by a financial institution prior to sharing such information. Financial institutions are required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibit disclosing such information. In addition, the California Consumer Privacy Act (“CCPA”), which became effective in 2020, gives consumers more control over the personal information that businesses collect about them. The CCPA includes new privacy rights including the right to know about the personal information a business collects about them and how it is used and shared; the right to delete personal information collected from them (with some exceptions); the right to opt-out of the sale of their personal information; and the right to non-discrimination for exercising their CCPA rights. The CCPA was further expanded by the California Privacy Rights Act of 2020, which became effective on January 1, 2023, and provided additional privacy rights to California residents and created a new agency, the California Privacy Protection Agency, tasked with implementing and enforcement of privacy laws in California. Businesses (including financial institutions) are required to give consumers certain notices explaining their privacy rights. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

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

ENVIRONMENTAL, SOCIAL, AND GOVERNANCE DEVELOPMENTS

In the past, bank regulatory agencies and the SEC had shown increased interest in environmental, social and governance matters (“ESG”) and expressed an intent to increase related regulatory oversight of companies’ efforts to address how ESG issues may affect their businesses. In 2022, multiple federal regulatory agencies formalized their intent by issuing proposed policy statements and rules, and by establishing a pilot climate scenario analysis exercise for large banks; these Principles for Climate-Related Financial Risk Managements were finalized in late 2023 (“Principles”). On November 18, 2025, the federal bank regulatory agencies published a rescission of the Principles, effective immediately. The SEC had likewise adopted its own climate-disclosure rules that have been stayed pending the resolution of related litigation. Aside from any regulatory requirements we believe that continued focus on environmental and social issues is consistent with our community banking model. We are continually seeking ways to improve our stewardship of the environment through recycling programs, resource conservation, empowered employees, construction evaluation, and more.

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

In October 2023, the federal banking agencies issued a final rule to modernize the CRA regulatory framework (the “CRA Final Rule”). The CRA Final Rule took effect on April 1, 2024. It adapted the CRA framework to changes in the banking industry, including an expanded role of mobile and online banking, tailored performance standards, data collection and reporting requirements, and provided greater clarity and consistency in the application of CRA regulations. However, effective April 1, 2024, a Federal district court judge in the Northern District of Texas enjoined the federal banking agencies from enforcing the CRA Final Rule pending resolution of the underlying lawsuit. In light of this pending litigation, the federal bank regulatory agencies jointly issued a notice of proposed rulemaking to restore certainty in the CRA framework for stakeholders and limit regulatory burden on banks by replacing the CRA Final Rule with the existing regulations in effect on March 29, 2024, with certain conforming and technical amendments. We are monitoring this notice of proposed rulemaking and litigation for key developments.

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

The Bank is subject to deposit insurance assessments to maintain the DIF. Dodd-Frank increased the minimum designated reserve ratio of the DIF to 1.35% of the estimated amount of total insured deposits as of September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. At least semi-annually, the FDIC updates its loss and income projections for the DIF and, if needed, may increase or decrease the assessment rates, following notice and comment on proposed rulemaking. In October 2022, the FDIC increased initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. On November 28, 2025, the FDIC published a notice confirming that the designated reserve ratio of the DIF remains at 2% for 2026.

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

Specifically, although the Dodd-Frank reforms primarily targeted systemically important financial service providers, its influence has and is expected to continue to filter down in varying degrees to smaller institutions over time. In addition, some of the recent financial laws and regulations relating to regulatory and compliance burden on financial institutions that were adopted during the last presidential administration could be rolled back in the near future. We will continue to evaluate the effect of other pending and proposed legislation. The impact of any future legislative or regulatory changes cannot be predicted, but they could affect the Company and the Bank, and no current assurance may be given that they will not have a negative impact on the results of operations and financial condition of the Company and the Bank.

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

ended December 31, 2025 may be obtained without charge upon written request to Shannon R. Livingston, Chief Financial Officer, at the Company’s administrative offices,  7100 N. Financial Dr., Suite 101, Fresno, CA  93720.

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

Inflation began to rise sharply at the end of 2021 and remained at an elevated level through 2023 before decreasing in 2025. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economics of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to us to increase, which could adversely affect our results of operations and financial condition.

Changes to trade policies and tariffs can have an adverse impact on our business and our customers.

Changes in trade policies, including the imposition of tariffs or the escalation of a trade war, could negatively impact the economic conditions in the markets we serve. Our customers, particularly local businesses engaged in manufacturing and retail, may face higher costs for imported goods and materials, reduced export demand and supply chain disruptions due to increased tariffs. These challenges could lead to lower revenues, reduced profitability and potential layoffs, all of which may impair our customers’ ability to meet their financial obligations. Furthermore, prolonged trade tensions and economic uncertainty could lead to market volatility, declining asset values and weakened consumer confidence. If our customers experience financial stress, we could see loan delinquencies and credit losses, negatively affecting our asset quality and overall financial performance. Additionally, any decline in local economic activity could reduce loan demand and deposit growth, which are critical to our long-term success. While we actively monitor economic and policy developments, we cannot predict the outcome of trade negotiations or the full impact of tariffs and trade restrictions on our business, customers, and the broader economy. Any adverse effects from tariffs or a trade war could materially and negatively impact our financial condition, results of operations, and future growth prospects.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected. If alternative funding sources were no longer available to us, we may need to sell a portion of our investment or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2025, we had a net unrealized loss of $39,881,000 on our available for-sale investment securities portfolio. Our investment securities totaled $763,324,000, or 20.7% of total assets, at December 31, 2025. The details of this portfolio are included in Note 3 to the consolidated financial statements.

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

As of December 31, 2025, approximately $34.2 million, or 1.3% of our total gross loan portfolio was comprised of agribusiness loans. Repayment of agribusiness loans depends primarily on the successful planting and harvest of crops and marketing the harvested commodity or raising and feeding of livestock (including milk production). Collateral securing these loans may be illiquid. In addition, the limited purpose of some agricultural-related collateral affects credit risk because such collateral may have limited or no other uses to support values when loan repayment problems emerge. Many external factors can impact our agricultural borrowers’ ability to repay their loans, including adverse weather conditions, water issues, commodity price volatility, diseases, land values, production costs, changing government regulations and subsidy programs, changing tax treatment, technological changes, labor market shortages/increased wages, and changes in consumers’ preferences, over which our borrowers may have no control. These factors, as well as recent volatility in certain commodity prices, could adversely impact the ability of those to whom we have made agribusiness loans to perform under the terms of their borrowing arrangements with us, which in turn could result in credit losses and materially and adversely affect our business, financial condition and results of operations.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2025, $1.93 billion, or 76.1% of our total loan and lease portfolio, consisted of real estate related loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses. Such declines and losses would have a material adverse impact on our business, financial condition and results of operations.

Increased scrutiny by regulators of commercial real estate concentrations could restrict our activities and impose financial requirements or limits on the conduct of our business.

Banking regulators give commercial real estate lending a high level of scrutiny, and may require banks with higher levels of commercial real estate loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as possibly higher levels of allowances for losses and capital levels as a result of commercial real estate lending growth and exposures. Therefore, we could be required to raise additional capital or restrict our future growth as a result of our higher level of commercial real estate loans.

Many of our loans are to commercial borrowers, which may have a higher degree of risk than other types of borrowers.

At December 31, 2025, commercial loans totaled $156.7 million or 6.2% of our loan portfolio (including SBA loans, asset-based lending, and factored receivables). Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike home mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectible. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Vacancy rates can also negatively impact cash flows from business operations. Due to the larger average size of each commercial loan as compared with other loans such as residential loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse effect on our business, financial condition and results of operations.

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

We maintain an allowance for credit losses on loans to provide for loan defaults and non-performance. This allowance, expressed as a percentage of loans, was 1.18%, at December 31, 2025. Allowance for credit losses on loans is funded from a provision for credit losses on loans, which is a charge to our income statement. We had a provision for credit losses on loans of $3,754,000 for the year ended December 31, 2025. The allowance for credit losses on loans reflects our estimate of the current expected credit losses in our loan portfolio at the relevant balance sheet date. Our allowance for credit losses on loans is based on our prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic forecasts for correlated economic factors. The determination of an appropriate level of allowance for credit losses on loans is an inherently difficult and subjective process, requiring complex judgments, and is based on numerous analytical assumptions. The amount of future losses is susceptible to changes in economic and other conditions, including changes in interest rates, changes in economic forecasts, changes in the financial condition of borrowers, and deteriorating values of collateral that may be beyond our control, and these losses may exceed current estimates. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual over time, either of losses in excess of the allowance or of losses less than the allowance.

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

At December 31, 2025, our non-performing loans and leases were 0.27% of total loans and leases compared to 0.28% at December 31, 2024, and 0.00% at December 31, 2023. Our non-performing assets (which include foreclosed real estate) were 0.19% of total assets as of December 31, 2025 compared to 0.18% at December 31, 2024.  The allowance for credit losses as a percentage of non-performing loans and leases was 432.37% as of December 31, 2025 compared to 399.37% at December 31, 2024.  Non-performing assets adversely affect our net income in various ways. We generally do not record interest income on non-performing loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair value of the collateral, which may ultimately result in a loss. An increase in the level of non-performing assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile, which could result in a request to reduce our level of non-performing assets. When we reduce problem assets through loan sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of non-performing assets requires significant commitments of time from management, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience future increases in non-performing assets or that the disposition of such non-performing assets will not have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, the carrying value of our securities portfolio was approximately $763,324,000. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause credit-related impairment in future periods and result in realized losses. The process for determining whether impairment is credit related usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions affecting interest rates, we may recognize realized and unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed, such as the market for digital assets. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, financial condition and results of operations.

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

We have a continuing need for new technology, and we may not have the resources to implement new technology effectively, or we may experience operational challenges when implementing new technology or technology needed to compete effectively with larger institutions may not be available to us on a cost-effective basis.

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

Information security risks for financial institutions such as us have increased recently in part because of new technologies, such as artificial intelligence, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against financial institutions designed to disrupt key business services such as customer-facing web sites. National and international economic and geopolitical conditions may also have a negative impact in the number of cyber security threats we may face. We are not able to anticipate or implement effective preventative measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection, which continue to evolve.

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

We are a community bank, and, notwithstanding a push by federal banking regulators to de-emphasize the importance of reputational risk, our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including: adverse sentiment about financial institutions generally; unethical practices, failures of technological systems or breaches of security measures, including, but not limited to, those resulting from computer viruses or cyber-attacks; theft, fraud or misappropriation of assets, whether arising from the intentional actions of internal personnel or external third parties; failure to deliver minimum standards of service or quality; compliance deficiencies; and questionable or fraudulent activities of our customers. Negative publicity regarding our industry, us, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation and have a material adverse effect on our business, financial condition and results of operation.

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

Companies can face increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors may also focus on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG-related compliance costs for us as well as among our suppliers, vendors and various other parties within our supply chain could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, access to capital, and our stock price.

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

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2025, we had a net deferred tax asset of $37.5 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to income for the period in which the determination was made.

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

The holders of our debt obligations if any, will have priority over our common stock with respect to payment in the event of liquidation, dissolution or winding up and with respect to the payment of interest and dividends. In any liquidation, dissolution or winding up of the Company, our common stock would rank below all claims of the holders of outstanding debt issued by the Company. As of December 31, 2025, we had $64.4 million principal amount of senior debt and subordinated notes outstanding through 2032. In addition, as of December 31, 2025, we had $5.2 million of trust preferred securities outstanding due 2036. In such event, holders of our common stock would not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the Company until after all of the Company’s obligations to the debt holders were satisfied and holders of the subordinated debt and trust preferred securities subordinate debentures had received any payment or distribution due to them. In addition, we are required to pay interest on the senior debt, subordinated notes, and trust preferred securities and if we are in default in the payment of interest we would not be able to pay any dividends on our common stock.

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

Following this initial stage, we gather and update impact information and related documentation for such incidents. We use an incident classification matrix to determine the initial classification of a potential information security incident, which considers users, customers, and systems affected, the sensitivity of data at risk, and the potential business impacts to the Company including financial, legal, regulatory, operational, and reputation. The resulting classification by severity level “One,” “Two,” or “Three” identifies next steps for escalation and communication following the initial investigation of the potential incident. Upon escalation of an incident, per our Information Security Program, the IRT and ISO review and validate the initial determination of the priority of the incident prior to entering into subsequent investigative and response stages. Upon validation, the IRT and ISO will engage the Company’s technology service provider to respond to the incident and notifications or communications are made to either additional personnel or any external entities. Depending on the specific details of any such incident, we may notify additional members of our management team, our board of directors, the Audit Committee, state and federal regulators, technology service providers, or the SEC. The timing of such communications varies based on the details of a particular incident and applicable regulations governing such disclosure. Following this classification and communication stage, we enter the recovery stage to determine containment and a response to the incident, the Company’s technology service provider assigns technical staff to address such incident, implement containment, eradicate the incident source, and recover from such incident. Following any such incident and as determined by the Security Incident Forms, we engage in predefined follow-up activities to communicate with law enforcement and notify impacted third parties and customers, as appropriate, in addition to further investigating the cause of the incident, documenting takeaways, and engaging in remediation.

Our Information Security Officer (“ISO”) coordinates with other members of our Incident Response Team identified in our Information Security Program to document, validate, respond, and manage actual or potential security incidents according to their threat classifications as described above, and report to our board of directors and the Audit Committee on an ad hoc basis. The ISO also provides annual reports on the status of our Information Security Program and its compliance with regulatory requirements to our board of directors in connection with our board's general risk management oversight role, as described in further detail below. The ISO is responsible for overseeing day-to-day operations of the Information Security Program, coordinating or contributing to reviews, audits, risk assessments, and other risk management material, development of departmental policies and procedures for board approval, and periodic updates to our Information Technology Steering Committee and the Board of Directors Technology Committee. The ISO reports to the Chief Risk Officer, who also maintains a Certified Information Security Manager (CISM) credential.

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

With the approval of Audit Committee, we also engage third party assessors, consultants, and auditors in connection with the Company’s Information Security Program and in accordance with our Audit Program, including to conduct external and internal penetration testing, independent audits, and risk assessments. The ISO performs or oversees information security assessments for third party service providers that store or process our confidential data. These information security assessments, include a review of any service organization controls (“SOC”) reports, and proof of the vendor’s independent testing of their data protection controls, as well as a review of any exceptions noted and assessment of management responses, results of vulnerability and penetration testing, incident response processes, and third party data protection controls (which can include, but are not limited to: access reviews and controls, backups, monitoring, encryption standards, and disaster recovery). The review of these areas is taken into account in order to provide an overall information security conclusion and risk rating for the vendor. In addition, we use a combination of technology, policies, procedures, training, and monitoring to promote security awareness and prevent security incidents.

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

In the ordinary course of business, our board of directors receives annual updates from the ISO regarding the Information Security Program and compliance with relevant regulations, as described above. Our Information Technology Steering Committee consists of members of the Executive Management Team and department heads with relevant technology experience, and meets on a bimonthly cadence with minutes, reports, and presentations flowing up to the Board of Directors Technology Committee which also meets on at least a quarterly cadence. If an incident occurs, depending on its priority as identified through the procedures described above, management may inform our board of directors via the Directors Technology subcommittee or Risk Oversight Committee sooner than its next scheduled update.

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

Relevant Regulations

As a regulated financial institution, the Bank is also subject to financial privacy laws, and our cybersecurity practices are subject to oversight by the federal banking agencies. In addition, in 2023 the SEC enacted rules requiring public companies to disclose material cybersecurity incidents that they experience on Form 8-K within four business days of determining that a material cybersecurity incident has occurred and to disclose on an annual basis material information regarding their cybersecurity risk management, strategy, and governance.

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

PART II

ITEM 5 -MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on the Nasdaq Capital Market under the ticker symbol CWBC. As of December 31, 2025, we had approximately 954 shareholders of record.

We paid common share cash dividends of $0.48 and $0.48 per share in 2025 and 2024, respectively. The Company’s primary source of income with which to pay cash dividends is dividends from the Bank. See Note 13 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.

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

As of December 31, 2025, we had $64.4 million principal amount of senior debt and subordinated notes outstanding through 2032. If we fail to make interest payments required by the terms of the subordinated debt, we would be prohibited from paying dividends on any shares of common stock. In addition, as of December 31, 2025, we had $5.2 million of trust preferred securities outstanding due 2036. Under the terms of the trust preferred securities, we may defer interest payments for up to five years. But, if the Company should ever defer such interest payments, we would be prohibited from declaring or paying any cash dividends on any shares of our common stock.

For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on the Bank to pay dividends to Company see “Item 1 - Business - Supervision and Regulation - Dividends.”

ISSUER PURCHASES OF EQUITY SECURITIES

A summary of the repurchase activity of the Company’s common stock for the fourth quarter of 2025 follows.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum Number of Remaining Shares that May be Purchased at Period End under the Board Authorization
10/1/2025 - 10/31/2025	—	$—	—	—
11/01/2025 - 11/30/2025	—	—	—	—
12/01/2025 - 12/31/2025	—	—	—	—
Total	—	$—	—

Securities Authorized for Issuance under Equity Compensation Plans

The following chart sets forth information for the year ended December 31, 2025, regarding equity-based compensation plans of the Company.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	183,210	(1)	$14.36	500,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	183,210		$14.36	500,000
(1)    Under the Community West Bancshares 2025 Omnibus Incentive Plan (2025 Plan), the Company is authorized to issue restricted stock awards. Restricted stock awards are not included in the total in column (a). See Note 14 in the audited Consolidated Financial Statements in Item 8 of this Annual Report.
(2)    Includes securities available for issuance of stock options and restricted stock.

At December 31, 2025, there were 117,435 shares of restricted common stock issued and outstanding. There were no options to purchase shares issued of the Company’s stock during the year ended December 31, 2025 issued under any of the Company’s equity-based compensation plans. During 2024, the Company issued 390,462 options to purchase shares of the Company’s common stock in connection with the merger with Community West Bancshares as of April 1, 2024. During the year ended December 31, 2025, 79,033 shares of restricted common stock were granted under the 2015 Plan, and 72,360 shares of restricted common stock were granted during the year ended December 31, 2024.

PERFORMANCE GRAPH

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2020, to December 31, 2025, with the cumulative total return of the Russell 2000 Index and the KBW Regional Banking Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2020, in the Company’s common stock, the Russell 2000 Index and the KBW Regional Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Community West Bancshares	100.00	127.55	132.20	144.64	128.08	171.74
Russell 2000 Index	100.00	137.74	109.59	128.14	142.93	134.40
KBW Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71

*Assumes $100 invested in Community West Bancshares common stock and each index at the close of business on December 31, 2020 and that all dividends were reinvested.

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

During 2025, we focused on deposit and loan growth, asset quality, liquidity, and capital adequacy. We also focused on assuring that competitive products and services were made available to our clients while adjusting to the many new laws and regulations that affect the banking industry.

As of December 31, 2025, the Bank operated 26 full-service offices. Additionally, the Bank maintains an Agribusiness Center, and a SBA Lending Division.

OVERVIEW

Financial Highlights

The significant highlights for the Company as of or for the period ended December 31, 2025 included the following:

•Net income for 2025 was $38,168,000 compared to $7,666,000 and $25,536,000 for the years ended December 31, 2024 and 2023, respectively.
•Diluted earnings per share (EPS) for the year ended December 31, 2025 was $2.00, compared to $0.45 and $2.17 for the years ended December 31, 2024 and 2023, respectively.
•Total assets at December 31, 2025 were $3.69 billion compared to $3.52 billion at December 31, 2024.
•Net loans increased $202,368,000 or 8.77%, and total assets increased $168,546,000 or 4.79% at December 31, 2025 compared to December 31, 2024.
•Total deposits increased 6.34% to $3.10 billion at December 31, 2025 compared to $2.91 billion at December 31, 2024.
•Total equity was $409.6 million at December 31, 2025 compared to $362.7 million at December 31, 2024.
•Total cost of deposits decreased to 1.41% for the year ended December 31, 2025 compared to 1.53% for the year ended December 31, 2024.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 34.90% and 38.62% for the years ended December 31, 2025 and December 31, 2024, respectively.
•Net interest margin increased to 4.15% for the year ended December 31, 2025, from 3.76% for the year ended December 31, 2024.
•Return on average equity (“ROE”) for 2025 was 9.92% compared to 2.42% and 13.81% for 2024 and 2023, respectively.
•Return on average assets (“ROA”) for 2025 was 1.07% compared to 0.24% and 1.04% for 2024 and 2023, respectively.
•There were $6.96 million non-performing assets for the year ended December 31, 2025. Additionally, net loan recoveries were $68,000 and loans delinquent more than 30 days were $23.21 million, compared to net loan charge-offs of $463,000 and loans delinquent more than 30 days of $9.84 million for the year ended December 31, 2024.
•Capital positions remain strong at December 31, 2025 with a 9.80% Tier 1 Leverage Ratio; a 11.56% Common Equity Tier 1 Ratio; a 11.73% Tier 1 Risk-Based Capital Ratio; and a 13.97% Total Risk-Based Capital Ratio.

Dividend Declared

The Company declared a $0.12 per common share cash dividend, payable on February 20, 2026 to shareholders of record on February 6, 2026.

Key Factors in Evaluating Financial Condition and Operating Performance

In evaluating our financial condition and operating performance, we focus on several key factors including:

•Return to our shareholders;
•Return on average assets and net interest margin;
•Asset quality;
•Asset growth;
•Capital adequacy;
•Operating efficiency; and
•Liquidity.

Return to Our Shareholders

One measure of our return to our shareholders is the return on average equity (ROE), which is a ratio that measures net income divided by average shareholders’ equity. Our ROE was 9.92% for the year ended 2025 compared to 2.42% and 13.81% for the years ended 2024 and 2023, respectively.

Our net income for the year ended December 31, 2025 increased $30,502,000 compared to 2024 and decreased $17,870,000 in 2024 compared to 2023. Contributing to the increase during 2025, compared to 2024, due to a full year of earnings from the 2024 merger, and a decrease of $8,816,000 in merger related expenses from the 2024 merger with Community West Bancshares. During 2024, net income compared to 2023 was primarily impacted by higher non-interest expenses, including $9,614,000 in merger related expenses, and a provision for loan losses of $11,113,000 primarily as a result of the merger.

Net interest income, before provision for credit losses, increased $25,813,000 or 23.39%, to $136,180,000 for the twelve months ended December 31, 2025, compared to $110,367,000 for the same period in 2024. The accretion on loan marks of acquired loans increased interest income by $11,481,000 and $9,849,000 during the twelve months ended December 31, 2025 and 2024, respectively. Net interest margin during the twelve months ended December 31, 2025 and 2024 benefited by approximately 27 basis points ($8,820,000) and 15 basis points ($4,464,000), respectively, from the net accretion of the fair value marks.

Non-interest income increased $4,043,000 or 62.73% in 2025 compared to 2024 primarily due to a decrease of $4,158,000 in net realized losses on sales and calls of investment securities partially offset by a decrease of $362,000 in other income, a decrease in loan placement fees of $340,000 and a decrease in interchange fee income of $130,000. The decrease in other income is primarily attributed to changes in fair value of other equity investments.

Non-interest expenses decreased $4,315,000 or 4.56% to $90,386,000 in 2025 compared to $94,701,000 in 2024. The most notable decreases were from merger expenses of $8,816,000, data processing expenses of $588,000, professional services of $435,000, and ATM/Debit card expenses of $161,000.

The Company recorded an income tax provision of $14,360,000 for the twelve months ended December 31, 2025, compared to $3,332,000 for the twelve months ended December 31, 2024, and $8,304,000 for the twelve months ended December 31, 2023. Basic EPS was $2.01 for 2025 compared to $0.45 and $2.17 for 2024 and 2023, respectively. Diluted EPS was $2.00 for 2025 compared to $0.45 and $2.17 for 2024 and 2023, respectively.

Return on Average Assets and Net Interest Margin

Our ROA is a ratio that measures our performance as a comparable figure with other banks and bank holding companies. Our ROA for the year ended 2025 was 1.07% compared to 0.24% and 1.04% for the years ended December 31, 2024 and 2023, respectively. The 2025 increase of 83 basis points in ROA is primarily due to the increase in net income due to higher net interest income, non-interest income, and lower non-interest expense.

Our net interest margin (fully tax equivalent basis) was 4.15% for the year ended December 31, 2025, compared to 3.76% and 3.58% for the years ended December 31, 2024 and 2023, respectively. The increase in 2025 net interest margin compared to 2024, resulted from the increase in the yield on the Company’s loan portfolio and a decrease in average cost of funds of 40 basis points. The effective tax equivalent yield on total earning assets increased 20 basis points. This increase was augmented by a decrease in the cost of total interest-bearing liabilities, which decreased 40 basis points to 2.36% for the year ended December 31, 2025. Our cost of total deposits in 2025 and 2024 was 1.41% and 1.53%, respectively, compared to 0.72% for the same period in 2023. Our net interest income before provision for credit losses increased $25,813,000 or 23.39% to $136,180,000 for the year ended 2025 compared to $110,367,000 and $82,429,000 for the years ended 2024 and 2023, respectively.

Asset Quality

For all banks and bank holding companies, asset quality has a significant impact on the overall financial condition and results of operations. Asset quality is measured in terms of classified and nonperforming loans, and is a key element in estimating the future earnings of a company. There were $6.96 million and $6.46 million nonperforming assets or nonperforming loans at December 31, 2025 and December 31, 2024, respectively.

The Company had no other real estate owned at December 31, 2025, or December 31, 2024. The Company had $34,000 and $0 in foreclosed assets recorded at December 31, 2025 and December 31, 2024, respectively. Management maintains certain loans that have been brought current by the borrower (less than 30 days delinquent) on nonaccrual status until such time as management has determined that the loans are likely to remain current in future periods.

The allowance for credit losses as a percentage of outstanding loan balance was 1.18% as of December 31, 2025 and 1.11% as of December 31, 2024. The ratio of net charge-offs (recoveries) to average loans was (0.003)% as of December 31, 2025 and (0.002)% as of December 31, 2024.

Asset Growth

As revenues from both net interest income and non-interest income are a function of asset size, the continued growth in assets has a direct impact in increasing net income and therefore ROE and ROA.  The majority of our assets are loans and investment securities, and the majority of our liabilities are deposits, and therefore the ability to generate deposits as a funding source for loans and investments is fundamental to our asset growth. Total assets increased 4.79% during 2025 to $3,690,317,000 as of December 31, 2025 from $3,521,771,000 as of December 31, 2024. Total loans, net of discount and the allowance for credit losses increased 8.77% to $2,510,786,000 as of December 31, 2025, compared to $2,308,418,000 at December 31, 2024. Total investment securities decreased $21,734,000 to $763,324,000 as of December 31, 2025 compared to $785,058,000 as of December 31, 2024. Total deposits increased 6.34% to $3,095,274,000 as of December 31, 2025 compared to $2,910,777,000 as of December 31, 2024.

Our loan to deposit ratio at December 31, 2025 was 82.09% compared to 80.19% at December 31, 2024.

Capital Adequacy

At December 31, 2025, we had a total capital to risk-weighted assets ratio of 13.97%, a Tier 1 risk-based capital ratio of 11.73%, common equity Tier 1 ratio of 11.56%, and a leverage ratio of 9.80%. At December 31, 2024, we had a total capital to risk-weighted assets ratio of 13.58%, a Tier 1 risk-based capital ratio of 11.33%, common equity Tier 1 ratio of 11.15%, and a leverage ratio of 9.17%. At December 31, 2025, on a stand-alone basis, the Bank had a total risk-based capital ratio of 14.77%, a Tier 1 risk based capital ratio of 13.70%, common equity Tier 1 ratio of 13.70%, and a leverage ratio of 11.44%. At December 31, 2024, the Bank had a total risk-based capital ratio of 14.54%, Tier 1 risk-based capital of 13.54%, common equity Tier 1 ratio of 13.54%, and a leverage ratio of 11.04%. Note 13 of the audited Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios.

As of December 31, 2025, the Bank met or exceeded all of their capital requirements inclusive of the capital buffer. The Bank’s capital ratios exceeded the regulatory guidelines for a well-capitalized financial institution under the Basel III regulatory requirements at December 31, 2025.

Operating Efficiency

Operating efficiency is the measure of how efficiently earnings before taxes are generated as a percentage of revenue. A lower ratio represents greater efficiency. The Company’s efficiency ratio (operating expenses divided by net interest income plus non-interest income) was 61.63% for 2025 compared to 81.07% for 2024 and 61.82% for 2023. The decrease in the efficiency ratio in 2025 was due to the increase in net interest income and non-interest income combined with the reduction in merger related expenses. The combination of the Company’s net interest income before provision for credit losses, plus non-interest income, increased $29,856,000 to $146,668,000 in 2025 compared to $116,812,000 in 2024 and $89,449,000 in 2023, while operating expenses decreased to $90,386,000 in 2025, compared to $94,701,000 in 2024, and $55,300,000 in 2023.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include providing for customers’ credit needs, funding of securities purchases, and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and Directors’ Asset/Liability Committee. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flows for off-balance sheet commitments. Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco, or the Federal Reserve. We have available unsecured lines of credit with correspondent banks totaling approximately $110,000,000 and secured borrowing lines of approximately $809,391,000 with the Federal Home Loan Bank. These funding sources are augmented by collection of principal and interest on loans, the routine maturities and pay downs of securities from our investment securities portfolio, the stability of our core deposits, and the ability to sell investment securities. Primary uses of funds include origination and purchases of loans, withdrawals of and interest payments on deposits, purchases of investment securities, and payment of operating expenses.

We had liquid assets (cash and due from banks, interest-earning deposits in other banks, Federal funds sold, equity securities, and available-for-sale securities) totaling $595,191,000 or 16.13% of total assets at December 31, 2025 and $604,097,000 or 17.15% of total assets as of December 31, 2024.

RESULTS OF OPERATIONS

	For the Year Ended
	December 31,	December 31,	December 31,
(In thousands, except share and per-share amounts)	2025	2024	2023
Net interest income before provision for credit losses	$136,180	$110,367	$82,429
Provision for credit losses	3,754	11,113	309
Net interest income after provision for credit losses	132,426	99,254	82,120
Total non-interest income	10,488	6,445	7,020
Total non-interest expenses	90,386	94,701	55,300
Income before provision for income taxes	52,528	10,998	33,840
Provision for income taxes	14,360	3,332	8,304
Net income	$38,168	$7,666	$25,536

Net income for 2025 was $38,168,000 compared to $7,666,000 and $25,536,000 for the years ended December 31, 2024 and 2023, respectively. Basic EPS was $2.01 for 2025 compared to $0.45 and $2.17 for 2024 and 2023, respectively. Diluted EPS was $2.00 for 2025 compared to $0.45 and $2.17 for 2024 and 2023, respectively. ROE was 9.92% for 2025 compared to 2.42% for 2024 and 13.81% for 2023. ROA for 2025 was 1.07% compared to 0.24% for 2024 and 1.04% for 2023.

Net income for the year ended December 31, 2025 increased $30,502,000 compared to 2024 and decreased $17,870,000 in 2024 compared to 2023. Net income increased during 2025, compared to 2024 due to higher net interest income, non-interest income, and lower non-interest expense. During 2024, net income compared to 2023 was primarily impacted by higher non-interest expenses, including $20,491,000 of merger related expenses.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	December 31,		December 31,		December 31,
(In thousands, except share and per-share amounts)	2025		2024		2023

NET INCOME:
Net income (GAAP)	$38,168		$7,666		$25,536
Merger and conversion related costs:
Provision for credit losses on non-purchased credit deteriorated loans	—		10,877		—
Personnel and severance	—		3,639		—
Professional services	798		2,240		—
Data processing and information technology	—		2,961		—
Other	—		774		—
Total merger and conversion related costs, net of taxes	798		20,491	—	—
Loss on sale of investment securities	41		4,199		907
Income tax benefit of non-core expenses	(248)		(7,298)		(268)
Comparable net income (non-GAAP)	$38,759		$25,058	$—	$26,175
DILUTED EARNINGS PER SHARE:
Weighted average diluted shares	19,069,289		17,179,796		11,752,806
Diluted earnings per share (GAAP)	$2.00		$0.45		$2.17
Comparable diluted earnings per share (non-GAAP)	$2.03		$1.46		$2.23
RETURN ON AVERAGE ASSETS
Average assets	$3,581,260		$3,190,361		$2,460,358
Return on average assets (GAAP)	1.07%		0.24%		1.04%
Impact of non-core expenses	0.01%		0.55%		0.03%
Comparable return on average assets (non-GAAP)	1.08%		0.79%		1.06%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$384,828		$317,142		$184,878
Return on average equity (GAAP)	9.92%		2.42%		13.81%
Impact of non-core expenses	0.15%		5.48%		0.35%
Comparable return on average equity (non-GAAP)	10.07%		7.90%		14.16%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$90,386		$94,701		$55,300
Merger-related non-interest expenses	(798)		(20,491)		—
Non-interest expense (non-GAAP)	89,588	—	74,210	—	55,300
Net interest income (GAAP)	136,180		110,367		82,429
Non-interest income (GAAP)	10,488		6,445		7,020
Loss on sale of investment securities	41		4,199		907
Non-interest income (non-GAAP)	$10,529	$—	$10,644	$—	$7,927
Efficiency ratio (GAAP)	61.63%		81.07%		61.82%
Comparable efficiency ratio (non-GAAP)	61.07%		61.33%		61.20%

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

SCHEDULE OF AVERAGE BALANCES, AVERAGE YIELDS AND RATES

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$96,566	$4,178	4.33%	$83,251	$4,355	5.23%	$67,749	$3,576	5.28%
Securities
Taxable securities	585,937	16,481	2.81%	663,230	20,384	3.07%	760,140	23,437	3.08%
Non-taxable securities (1)	238,760	6,534	2.74%	249,584	6,940	2.78%	256,196	7,091	2.77%
Total investment securities	824,697	23,015	2.79%	912,814	27,324	2.99%	1,016,336	30,528	3.00%
Total securities and interest-earning deposits	921,263	27,193	2.95%	996,065	31,679	3.18%	1,084,085	34,104	3.15%
Loans (2) (3)	2,394,887	159,889	6.68%	1,978,386	130,166	6.58%	1,263,226	69,803	5.53%
Total interest-earning assets	3,316,150	$187,082	5.64%	2,974,451	$161,845	5.44%	2,347,311	$103,907	4.43%
Allowance for credit losses	(27,612)			(22,635)			(14,312)
Nonaccrual loans	6,502			2,421			—
Cash and due from banks	35,188			29,884			27,671
Bank premises and equipment	23,991			20,297			10,465
Other assets	227,041			185,943			89,223
Total average assets	$3,581,260			$3,190,361			$2,460,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$616,825	$4,508	0.73%	$481,447	$1,464	0.30%	$473,102	$611	0.13%
Money market accounts	868,971	20,048	2.31%	759,203	20,284	2.67%	531,013	8,910	1.68%
Time certificates of deposit	476,607	18,075	3.79%	389,667	18,918	4.85%	163,220	6,006	3.68%
Total interest-bearing deposits	1,962,403	42,631	2.17%	1,630,317	40,666	2.49%	1,167,335	15,527	1.33%
Other borrowed funds	135,966	6,899	5.07%	178,627	9,355	5.24%	86,250	4,462	5.17%
Total interest-bearing liabilities	2,098,369	$49,530	2.36%	1,808,944	$50,021	2.76%	1,253,585	$19,989	1.59%
Non-interest bearing demand deposits	1,052,129			1,025,611			987,906
Other liabilities	45,934			38,664			33,989
Shareholders’ equity	384,828			317,142			184,878
Total average liabilities and shareholders’ equity	$3,581,260			$3,190,361			$2,460,358
Interest income and rate earned on average earning assets		$187,082	5.64%		$161,845	5.44%		$103,907	4.43%
Interest expense and interest cost related to average interest-bearing liabilities		49,530	2.36%		50,021	2.76%		19,989	1.59%
Net interest income and net interest margin (4)		$137,552	4.15%		$111,824	3.76%		$83,918	3.58%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,373, $1,457, and $1,489 in 2025, 2024, and 2023, respectively.

(2)    Loan interest income includes net loan fees (costs) of $301, $(622), and $(11) in 2025, 2024, and 2023, respectively. Loan interest income includes accretion on loan marks of $11,481,000, $9,849,000, and $325,000 in 2025, 2024, and 2023, respectively.
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

Changes in Volume/Rate	For the Years Ended December 31, 2025 Compared to 2024			For the Years Ended December 31, 2024 Compared to 2023
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$696	$(873)	$(177)	$818	$(39)	$779
Investment securities:
Taxable	(2,376)	(1,527)	(3,903)	(2,988)	(65)	(3,053)
Non-taxable (1)	(301)	(105)	(406)	(183)	32	(151)
Total investment securities	(2,677)	(1,632)	(4,309)	(3,171)	(33)	(3,204)
Loans	27,403	2,320	29,723	39,518	20,845	60,363
Total earning assets (1)	25,422	(185)	25,237	37,165	20,773	57,938
Interest expense:
Deposits:
Savings and NOW accounts	411	2,633	3,044	10	843	853
Money market accounts	2,932	(3,168)	(236)	3,828	7,546	11,374
Time certificate of deposits	4,220	(5,063)	(843)	8,332	4,580	12,912
Total interest-bearing deposits	7,563	(5,598)	1,965	12,170	12,969	25,139
Other borrowed funds	(2,234)	(222)	(2,456)	4,778	115	4,893
Total interest bearing liabilities	5,329	(5,820)	(491)	16,948	13,084	30,032
Net interest income (1)	$20,093	$5,635	$25,728	$20,217	$7,689	$27,906
(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Interest and fee income from loans increased $29,723,000 or 22.83% in 2025 compared to 2024. Interest and fee income from loans was $159,889,000 in 2025 compared to $130,166,000 in 2024. The increase in 2025 is attributable to rate increases and an increase of $416,501,000 in average total loans outstanding.

Average total loans, including nonaccrual loans, for 2025 increased $416,501,000 to $2,394,887,000 compared to $1,978,386,000 for 2024 and $1,263,226,000 for 2023. The yield on loans for 2025 was 6.68% compared to 6.58% and 5.53% for 2024 and 2023, respectively. The impact to interest income from the accretion of the loan marks on acquired loans was an increase of $11,481,000 from $9,849,000 for the years ended December 31, 2025 and 2024, respectively.

Interest income from total investment securities decreased $4,224,000 in the twelve months ended December 31, 2025 to $21,643,000 compared to $25,867,000 for 2024 and $29,039,000 for 2023. The yield on average total investment securities decreased 20 basis points to 2.79% for the twelve months ended December 31, 2025 compared to 2.99% for 2024 and 3.00% for 2023. Average total amortized cost of investment securities for the twelve months ended December 31, 2025 decreased $88,117,000 or 9.65% to $824,697,000 compared to $912,814,000 for 2024 and $1,016,336,000 for 2023.

A significant portion of the investment portfolio is mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs). At December 31, 2025, we held $293,366,000 or 38.78% of the total AFS market value of the investment portfolio in MBS and CMOs with an average book yield of 2.48%. We invested in CMOs and MBS as part of our overall strategy to increase our net interest margin. CMOs and MBS by their nature are affected by prepayments which are impacted by changes in interest rates. In a normal declining rate environment, prepayments from MBS and CMOs would be expected to increase and the expected life of the investment would be expected to shorten. However, as interest rates have increased since purchase, prepayments have declined and the average life of the MBS and CMOs have extended. Premium amortization and discount accretion of these investments affects our net interest income. Management monitors the prepayment trends of these investments and adjusts premium amortization and discount accretion based on several factors. These factors include the type of investment, the investment structure, interest rates, interest rates on new mortgage loans, expectation of interest rate changes, current economic conditions, the level of principal remaining on the bond, the bond coupon rate, the bond origination date, and volume of available bonds in market. The calculation of premium amortization and discount accretion is by its nature inexact, and represents management’s best estimate of principal pay downs inherent in the total investment portfolio.

The cumulative net-of-tax effect of the change in market value of the available-for-sale investment portfolio as of December 31, 2025 was an unrealized loss of $27,944,000 and is reflected in the Company’s equity. At December 31, 2025, the effective duration of the available-for-sale investment portfolio was 4.75 years and the market value reflected a pre-tax unrealized loss of $39,673,000. Management reviews market value declines on individual investment securities to determine whether there is a need to record impairment. For the years ended December 31, 2025, 2024, and 2023, no impairment was recorded. Future deterioration in the market values of our investment securities may require the Company to recognize unrealized losses.

Total interest income in 2025 increased $25,322,000 to $185,710,000 compared to $160,388,000 in 2024 and $102,418,000 in 2023, respectively. The increase in 2025 was the result of a full year of operations after the 2024 merger, yield changes and asset mix changes. The tax-equivalent yield on interest earning assets increased to 5.64% for the year ended December 31, 2025 from 5.44% for the year ended December 31, 2024. Average interest earning assets increased to $3,316,150,000 for the year ended December 31, 2025 compared to $2,974,451,000 for the year ended December 31, 2024. Average interest-earning deposits in other banks increased $13,315,000 in 2025 compared to 2024. Average yield on these deposits was 4.33% compared to 5.23% on December 31, 2025 and December 31, 2024 respectively. Average investments decreased $88,117,000 and the tax equivalent yield on those assets decreased 20 basis points. Average total loans increased $416,501,000 while the yield on average loans increased 10 basis points.

Interest expense on deposits for the twelve months ended December 31, 2025 and 2024 was $42,631,000 and $40,666,000, respectively. The average interest rate on interest bearing deposits decreased 32 basis points to 2.17% for the twelve months ended ended December 31, 2025 compared to 2.49% for the twelve months ended December 31, 2024. Average interest-bearing deposits increased 20.37% or $332,086,000 to $1,962,403,000 for the twelve months ended December 31, 2025 compared to $1,630,317,000 for the twelve months ended December 31, 2024.

Average other borrowings were $135,966,000 with an effective rate of 5.07% for 2025 compared to $178,627,000 with an effective rate of 5.24% for 2024. Included in other borrowed funds are the junior subordinated debentures acquired from Service 1st Bancorp (“Service 1st”), subordinated debt, senior debt, advances on lines of credit, advances from the Federal Home Loan Bank (FHLB), and overnight borrowings. The junior subordinated debentures carry a floating rate based on the three month SOFR plus a margin of 1.60%. The rate was 5.77% for 2025 and 7.26% for 2024. The subordinated debt, issued in 2021, bears a fixed interest rate of 3.130% per year. The senior debt has an interest rate of prime less a margin of 0.50%, with cap of 6.75%. Due to the decreases in the prime rate during 2025, the interest rate as of December 31, 2025 was 6.25%. As of December 31, 2025, the Company had an overnight borrowing advance for $73,000,000 outstanding with an interest rate of 4.02%. At December 31, 2024, the Company had an overnight borrowing advance with the FHLB for $35,000,000 with an interest rate of 5.70%.

The cost of all interest-bearing liabilities was 2.36% for 2025, compared to 2.76% and 1.59% for 2024 and 2023, respectively.  The cost of total deposits was 1.41% for the year ended December 31, 2025, compared to 1.53% and 0.72% for the years ended December 31, 2024 and 2023, respectively. Average non-interest bearing demand deposits increased $26,518,000 to $1,052,129,000 in 2025 compared to $1,025,611,000 for 2024 and $987,906,000 for 2023. The ratio of average non-interest demand deposits to average total deposits decreased to 34.90% for 2025 compared to 38.62% and 45.84% for 2024 and 2023, respectively.

Net Interest Income before Provision for Credit Losses

Net interest income before provision for credit losses for 2025 increased $25,813,000 or 23.39% to $136,180,000 compared to $110,367,000 for 2024. The increase in 2025 was a result of an increase in average assets and from yield changes and asset mix changes. The increase in average earnings assets and liabilities was due to a full year in 2025 from the 2024 merger with Community West Bancshares. The net interest margin (NIM) increased 39 basis points. Yield on interest earning assets increased 20 basis points. The increase in net interest margin in the period-to-period comparison resulted primarily from the increase in yield and volume of loans partially offset by a decrease in the yield and volume of interest-bearing liabilities.

Net interest income before provision for credit losses increased $27,938,000 in 2024 compared to 2023, primarily due yield changes, asset mix changes, and an increase in average earnings assets, offset by an increase in average interest bearing liabilities. Average interest-earning assets were $3,316,150,000 for the year ended December 31, 2025 with a NIM of 4.15% compared to $2,974,451,000 with a NIM of 3.76% in 2024, and $2,347,311,000 with a NIM of 3.58% in 2023. For a discussion of the repricing of our assets and liabilities, refer to Quantitative and Qualitative Disclosure about Market Risk.

Non-Interest Income

Non-interest income is comprised of customer service charges, gains (losses) on sales and calls of investment securities, income from appreciation in cash surrender value of bank owned life insurance, loan placement fees, Federal Home Loan Bank dividends, and other income. Non-interest income was $10,488,000 in 2025 compared to $6,445,000 and $7,020,000 in 2024 and 2023, respectively. The $4,043,000 or 62.73% increase in non-interest income in 2025 was driven by a decrease of $4,158,000 in net realized losses on sales and calls of investment securities, partially offset by a decrease in other income of $362,000, $340,000 in loan placement fees and a $130,000 decrease in service charge income.

Income from customer service charges increased $230,000 to $2,028,000 in 2025 compared to $1,798,000 in 2024. The increase in service charge fees in 2025 was due to the merger and increased customer base. Service charges were $1,503,000 in 2023.

During the year ended December 31, 2025, we realized net losses on sales and calls of investment securities of $41,000, compared to net losses of $4,199,000 and $907,000 in 2024 and 2023, respectively. The net losses in all years were the results of partial restructuring of the investment portfolio designed to improve the future performance of the portfolio. Realized losses recorded in 2025 and 2024 were the result of strategic decisions to reduce the overall impact of the Company’s investment portfolio and fund loan growth. See Note 3 to the audited Consolidated Financial Statements for more detail.

Income from the appreciation in cash surrender value of bank owned life insurance (BOLI) totaled $1,497,000 in 2025 compared to $1,325,000 and $1,035,000 in 2024 and 2023, respectively. The Bank’s salary continuation and deferred compensation plans and the related BOLI are used as retention tools for directors and key executives of the Bank.

Interchange fees totaled $1,948,000 in 2025 compared to $2,078,000 and $1,780,000 in 2024 and 2023, respectively.

The Company earns loan placement fees from the brokerage of single-family residential mortgage loans provided for the convenience of our customers. Loan placement fees decreased $340,000 in 2025 to $844,000 compared to $1,184,000 in 2024 and $584,000 in 2023.

The Bank holds stock from the Federal Home Loan Bank in relationship with its borrowing capacity and generally receives quarterly dividends. As of December 31, 2025 and 2024, we held FHLB stock totaling $10,978,000 and $10,978,000, respectively. Dividends in 2025 increased to $960,000 compared to $796,000 in 2024 and $498,000 in 2023.

Other income decreased to $3,094,000 in 2025 compared to $3,456,000 and $2,125,000 in 2024 and 2023, respectively. The decrease in other income is primarily attributed to changes in fair value of other equity investments.

Non-Interest Expenses

Salaries and employee benefits, occupancy and equipment, regulatory assessments, acquisition and integration-related expenses, data processing expenses, ATM/Debit card expenses, license and maintenance contract expenses, information technology, and professional services (consisting of audit, accounting, consulting and legal fees) are the major categories of non-interest expenses. Non-interest expenses decreased $4,315,000 or 4.56% to $90,386,000 in 2025 compared to $94,701,000 in 2024, and $55,300,000 in 2023. The decreases in various non-interest expense categories consisted of a decrease of $8,816,000 in merger expenses, $588,000 in data processing expense, $435,000 in professional services, and $161,000 in ATM/Debit card expenses in 2025 compared to 2024.

Our efficiency ratio, measured as the percentage of non-interest expenses (exclusive of amortization of core deposit intangibles, other real estate owned, and repossessed asset expenses) to net interest income before provision for credit losses plus non-interest income (exclusive of realized gains or losses on sale and calls of investments) was 61.63% for 2025 compared to 81.07% for 2024 and 61.82% for 2023. The decrease in the efficiency ratio in 2025 compared to 2024 was due to the decrease in non-interest expense.

Salaries and employee benefits increased $1,371,000 or 2.83% to $49,841,000 in 2025 compared to $48,470,000 in 2024 and $31,367,000 in 2023. Full time equivalents were 338 for the year ended December 31, 2025 compared to 356 for the year ended

December 31, 2024. The increase in salaries and employee benefits in 2025 compared to 2024 was from the increases in salary to reflect current market conditions.

For the years ended December 31, 2025, 2024, and 2023, the compensation cost recognized for equity-based compensation was $1,158,000, $879,000 and $858,000, respectively. As of December 31, 2025, there was $1,354,000 of total unrecognized compensation cost related to non-vested equity-based compensation arrangements granted under all plans. The cost is expected to be recognized over a weighted average period of 2.13 years. See Notes 1 and 14 to the audited Consolidated Financial Statements for more detail. The Company issued 390,462 options to purchase common stock to previous option holders of Community West Bancshares as part of the merger during 2024. No options to purchase shares of the Company’s common stock were issued during the years ending December 31, 2025 and 2023. Restricted common stock awards of 79,033, 72,360, and 69,692 shares were awarded in 2025, 2024, and 2023, respectively.
Occupancy and equipment expense increased $1,951,000 or 20.58% to $11,430,000 in 2025 compared to $9,479,000 in 2024 and $5,726,000 in 2023. The Company made no changes in its depreciation expense methodology. The Company operated 26 full-service offices at December 31, 2025 and 19 full-service offices at December 31, 2024.

Regulatory assessments were $1,994,000 in 2025 compared to $1,837,000 and $1,312,000 in 2024 and 2023, respectively. The assessment base for calculating the amount owed is based on the formula of average assets minus average tangible equity.

Information technology expense increased $1,197,000 to $7,137,000 for the year ended December 31, 2025 compared to $5,940,000 and $3,616,000 in 2024 and 2023, respectively. Data processing expenses were $3,160,000 in 2025 compared to $3,748,000 in 2024 and $2,621,000 in 2023. Professional services decreased $435,000 in 2025 to $2,390,000 compared to $2,825,000 in 2024.

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Twelve Months Ended December 31,
(Dollars in thousands)	2025	2024	2023
Telephone expenses	$949	$787	$439
Internet banking expense	804	319	158
Donations, including Community Reinvestment Act (CRA) donations	781	701	326
Travel expense	723	537	162
Meetings and meals	682	382	184
Armored car and courier service	573	507	266
General insurance	464	278	255
Business development and entertainment	441	618	210
Stationery and supplies	417	331	153
Remote deposit capture	277	218	163
Operating losses	267	375	214
Alarm and security service expense	234	267	146
Education and training	173	263	220
Association expense	162	145	121
Risk management expense	96	99	142
Service charge fee expense	79	85	101
Other	930	1,622	1,110
Total other non-interest expense	$8,052	$7,534	$4,370

Provision for Income Taxes

Our effective income tax rate was 27.3% for 2025 compared to 30.3% for 2024 and 24.5% for 2023. The Company reported an income tax provision of $14,360,000, $3,332,000, and $8,304,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company had net deferred tax assets of $37,461,000 and $46,421,000 at December 31, 2025 and 2024, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2025 and 2024 will be fully realized in future years.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,690,317,000 as of December 31, 2025, compared to $3,521,771,000 at December 31, 2024, an increase of 4.79% or $168,546,000. Total gross loans were $2,540,857,000 at December 31, 2025, compared to $2,334,221,000 at December 31, 2024, an increase of $206,636,000 or 8.85%. Total cash and cash equivalents decreased 1.17% or $1,414,000 to $118,984,000 at December 31, 2025 compared to $120,398,000 at December 31, 2024. The investment portfolio decreased 2.77% or $21,734,000 to $763,324,000 at December 31, 2025 compared to $785,058,000 at December 31, 2024. Total deposits increased 6.34% or $184,497,000 to $3,095,274,000 at December 31, 2025, compared to $2,910,777,000 at December 31, 2024. Shareholders’ equity increased 12.93% or $46,903,000 to $409,588,000 at December 31, 2025, compared to $362,685,000 at December 31, 2024. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, and the change in unrealized loss, partially offset by dividends paid. Accrued interest payable and other liabilities was $42,929,000 at December 31, 2025, compared to $44,978,000 at December 31, 2024, an decrease of 4.56% or $2,049,000.

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

Investments

The following table reflects the balances for each category of securities at year end (in thousands):

	Amortized Cost at December 31,
Available-for-Sale Securities	2025	2024	2023
U.S. Treasury securities	$9,996	$9,994	$9,990
U.S. Government agencies	66	70	102
Obligations of states and political subdivisions	180,395	183,766	198,070
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	67,588	76,732	88,874
Private label mortgage and asset backed securities	250,575	265,302	372,610
Corporate debt securities	463	470	—
Total Available-for-Sale Securities	$509,083	$536,334	$669,646

	Amortized Cost at December 31,
Held-to-Maturity Securities	2025	2024	2023
Obligations of states and political subdivisions	$192,308	$192,156	$192,070
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,443	11,095	10,758
Private label mortgage and asset backed securities	51,397	53,066	54,579
Corporate debt securities	32,409	46,198	46,086
Total Held-to-Maturity Securities	$287,557	$302,515	$303,493

Our investment portfolio consists of U.S. Government sponsored entities and agencies collateralized by mortgage backed obligations and obligations of states and political subdivision securities and are classified at the date of acquisition as available-for-sale or held-to-maturity. As of December 31, 2025, investment securities with a fair value of $458,405,000, or 60.05% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes. Our investment policies are established by the Board of Directors and implemented by our Investment/Asset Liability Committee. They are designed primarily to provide and maintain liquidity, to enable us to meet our pledging requirements for public money and borrowing arrangements, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to complement our lending activities.

The total investment portfolio decreased $21,734,000 to $763,324,000 at December 31, 2025 compared to $785,058,000 at December 31, 2024.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $39,673,000 at December 31, 2025, compared to net unrealized losses of $59,221,000 at December 31, 2024 and $49,999,000 at December 31, 2024.

Losses recognized in 2025, 2024, and 2023 were incurred in order to reposition the investment securities portfolio based on the current rate environment. As market interest rates or risks associated with a security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.

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

For those bonds that met the evaluation criteria, management obtained and reviewed the most recently published national credit ratings for those bonds. For those bonds that were obligations of states and political subdivisions with an investment grade rating by the rating agencies, management also evaluated the financial condition of the municipality and any applicable municipal bond insurance provider and concluded that no credit related impairment existed. There were no impairment losses recorded during the years ended December 31, 2025, 2024, or 2023.

The amortized cost, maturities and weighted average yield of investment securities at December 31, 2025 are summarized in the following table:

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Available-for-Sale Securities	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities(1)
U.S. Treasury securities	$—	—%	$9,996	1.27%	$—	—%	$—	—%	$9,996	1.27%
U.S. Government agencies	—	—	—	—	—	—	66	3.96	66	3.96
Obligations of states and political subdivisions (2)	—	—	23,830	1.83	20,068	2.81	136,497	2.03	180,395	2.09
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	7,180	4.33	5,020	1.94	55,388	3.87	67,588	3.77
Private label residential mortgage and asset backed securities	7,047	4.43	2,578	2.59	4,988	3.13	235,962	2.31	250,575	2.39
Corporate Debt Securities	—	—	463	10.22	—	—	—	—	463	10.22
	$7,047	4.43%	$44,047	2.24%	$30,076	2.72%	$427,913	2.43%	$509,083	2.45%

(Dollars in thousands)	In one year or less		After one through five years		After five through ten years		After ten years		Total
Held-to-Maturity Securities	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Debt securities(1)
Obligations of states and political subdivisions (2)	$—	—%	$29,165	3.48%	$63,908	3.41%	$99,235	3.22%	$192,308	3.32%
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	—	—	—	—	11,443	3.11%	11,443	3.11%
Private label residential mortgage and asset backed securities	—	—	—	—	—	—	51,397	3.61%	51,397	3.61%
Corporate Debt Securities	—	—	5,846	7.08%	26,563	4.40%	—	—	32,409	4.88%
	$—	—%	$35,011	4.08%	$90,471	3.70%	$162,075	3.33%	$287,557	3.54%
(1)Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.  Expected maturities will also differ from contractual maturities due to unscheduled principal pay downs.
(2)Not computed on a tax equivalent basis.

Loans

Total loans, net of discounts, deferred costs, and allowance for credit losses increased $202,368,000 or 8.77% to $2,510,786,000 as of December 31, 2025, compared to $2,308,418,000 as of December 31, 2024.

The following table sets forth information concerning the composition of our loan portfolio as of December 31, 2025, 2024, 2023, 2022, and 2021.

	2025		2024		2023		2022		2021
Loan Type (Dollars in thousands)	Amount	% of Gross Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
Commercial:
Commercial and industrial	$156,744	6.2%	$143,422	6.1%	$105,466	8.2%	$141,197	11.3%	$136,600	13.2%
Agricultural production	34,152	1.3%	37,323	1.6%	33,556	2.6%	37,007	2.9%	40,860	3.9%
Total commercial	190,896	7.5%	180,745	7.7%	139,022	10.8%	178,204	14.2%	177,460	17.1%
Real estate:
Construction & other land loans	80,452	3.2%	67,869	2.9%	33,472	2.6%	109,175	8.7%	61,586	5.9%
Commercial real estate - owner occupied	368,604	14.5%	323,188	13.9%	215,146	16.7%	194,663	15.5%	212,234	20.4%
Commercial real estate - non-owner occupied	992,486	39.1%	913,165	39.2%	539,522	41.9%	464,809	37.0%	369,529	35.6%
Farmland	142,100	5.6%	139,815	6.0%	120,674	9.4%	119,648	9.5%	98,481	9.5%
Multi-family residential	199,123	7.8%	133,595	5.7%	61,307	4.8%	24,586	2.0%	26,084	2.5%
1-4 family - close-ended	111,741	4.4%	123,445	5.3%	96,558	7.5%	93,510	7.5%	33,377	3.2%
1-4 family - revolving	39,818	1.6%	35,421	1.5%	27,648	2.1%	30,071	2.4%	22,246	2.1%
Total real estate	1,934,324	76.1%	1,736,498	74.5%	1,094,327	84.9%	1,036,462	82.6%	823,537	79.3%
Consumer:
Manufactured housing	322,761	12.7%	—	—%	—	—%	—	—%	—	—%
Other installment	92,589	3.6%	415,102	17.8%	55,606	4.3%	40,252	3.2%	37,243	3.6%
Total consumer	415,350	16.3%	415,102	17.8%	55,606	4.3%	40,252	3.2%	37,243	3.6%
Total loans, net of discount	2,540,570	100.0%	2,332,345	100.0%	1,288,955	100.0%	1,254,918	100.0%	1,038,240	100.0%
Net deferred origination fees	287		1,876		1,842		1,386		871
Loans, net of discount and deferred origination fees	2,540,857		2,334,221		1,290,797		1,256,304		1,039,111
Allowance for credit losses	(30,071)		(25,803)		(14,653)		(10,848)		(9,600)
Total loans, net (1)	$2,510,786		$2,308,418		$1,276,144		$1,245,456		$1,029,511

(1) Includes nonaccrual loans of:	$6,955		$6,461		$—		$—		$946

At December 31, 2025, loans acquired in the CWB, FLB, SVB, and VCB acquisitions had a balance of $903,849,000, of which $30,218,000 were commercial loans, $563,980,000 were real estate loans, and $309,651,000 were consumer loans. At December 31, 2024, the acquired loans had a balance of $1,054,668,000, of which $39,237,000 were commercial loans, $654,181,000 were real estate loans, and $361,250,000 were consumer loans.

At December 31, 2025, in management’s judgment, a concentration of loans existed in real estate-related loans, representing 76.1% of total loans. This level of concentration is consistent with a concentration of 74.4% at December 31, 2024. The reduction in the concentration of real-estate related loans was primarily due to the merger which added more diversification of loan types through the acquired manufactured housing portfolio, which is a non-real estate consumer product. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio.Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the years ended December 31, 2025 and 2024.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$56,565	15.35%	59,952	18.55%
Industrial & warehouse	104,427	28.33%	86,873	26.88%
Retail	46,300	12.56%	35,042	10.84%
Gas Stations	65,985	17.90%	60,503	18.72%
Restaurants	22,054	5.98%	15,534	4.81%
Other	73,273	19.88%	65,284	20.20%
Total	$368,604	100.00%	323,188	100.00%

Commercial real estate - non-owner occupied
Office	$317,917	32.03%	253,883	27.80%
Industrial & warehouse	161,466	16.27%	153,192	16.78%
Retail	229,954	23.17%	188,464	20.64%
Hospitality	186,599	18.80%	163,961	17.96%
Other	96,550	9.73%	153,665	16.84%
Total	$992,486	100.00%	913,165	100.00%

Loan Maturities

The following table presents repricing data for our gross loans portfolio, broken out by loan type and repricing interval. This table provides insight into the timing of interest rate resets across different loan categories, offering a more detailed view of the portfolio’s sensitivity to changes in market rates:

Loan Type (Dollars in thousands)	3 months or less	3 - 12 months	1 - 3 Years	3 - 5 Years		5 - 15 Years		Over 15 years	Total
Commercial:
Commercial and industrial	$79,995	$11,730	$18,332	$32,904		$12,038		$1,745	$156,744
Agricultural production	32,497	5	188	1,448		—		14	34,152
Total commercial	112,492	11,735	18,520	34,352	—	12,038	—	1,759	190,896
Real estate:
Construction & other land loans	$74,741	$3,300	$2,212	$199		$—		$—	80,452
Commercial real estate - owner occupied	25,027	43,434	72,753	161,712		65,678		—	368,604
Commercial real estate - non-owner occupied	90,552	122,326	216,731	348,085		214,792		—	992,486
Farmland	13,387	19,214	27,660	59,505		21,688		646	142,100
Multi-family residential	31,739	11,118	54,204	65,985		36,077		—	199,123
1-4 family - close-ended	14,684	9,116	11,883	10,541		9,256		56,261	111,741
1-4 family - revolving	36,699	—	—	32		3,087		—	39,818
Total real estate	286,829	208,508	385,443	646,059	—	350,578	—	56,907	1,934,324
Consumer:
Manufactured housing	$2,543	$55,922	$29,851	$25,741		$62,053		$146,651	322,761
Other installment loans	270	440	1,152	2,511		88,010		206	92,589
Total consumer	2,813	56,362	31,003	28,252	—	150,063	—	146,857	415,350
Gross loans	$402,134	$276,605	$434,966	$708,663		$512,679		$205,523	$2,540,570
% of total	15.83%	10.89%	17.12%	27.89%		20.18%		8.09%	100.00%

The following table presents information concerning loan maturities and sensitivity to changes in interest rates of the indicated categories of our loan portfolio, as well as loans in those categories maturing after one year that have fixed or floating interest rates at December 31, 2025.

(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Loan Maturities:
Commercial and agricultural	$58,425	$101,003	$29,459	$2,009	$190,896
Real estate construction and other land loans	47,475	32,214	640,000	123	80,452
Other real estate	107,970	549,564	969,304	227,034	1,853,872
Manufactured housing	28,000	2,362	30,242	290,129	322,761
Other installment	622	3,738	88,010	219	92,589
Total loans, net of discount	$214,520	$688,881	$1,117,655	$519,514	$2,540,570
Sensitivity to Changes in Interest Rates:
Loans with fixed interest rates	$65,565	$359,082	$400,206	$205,524	$1,030,377
Loans with floating interest rates (1)	148,955	329,799	717,449	313,990	1,510,193
Total loans, net of discount	$214,520	$688,881	$1,117,655	$519,514	$2,540,570

(1) Includes floating rate loans which are currently at their floor rate in accordance with their respective loan agreement	$69,748	$105,675	$401,264	$154,157	$730,844

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

At December 31, 2025, there were $6.96 million nonperforming assets compared to $6.46 million as of December 31, 2024. Total nonperforming assets at December 31, 2025, included $6.96 million nonaccrual loans, no OREO, and $34,000 in repossessed assets. See Note 4 of the Company’s audited Consolidated Financial Statements in Item 8 of this Annual Report concerning our recorded investment in loans for which impairment has been recognized.

A summary of nonaccrual, restructured, and loans past due by more than 90 days at December 31, 2025, 2024, 2023, 2022, and 2021 is set forth below. The Company had no loans past due more than 90 days and still accruing interest at December 31, 2025 and 2024.  Management is not aware of any potential problem loans, which were current and accruing at December 31, 2025, where serious doubt existed as to the ability of the borrower to comply with the present repayment terms. Management can give no assurance that nonaccrual and other nonperforming loans will not increase in the future.

Composition of Nonaccrual, Past Due 90 Days or More, and Restructured Loans

(As of December 31, Dollars in thousands)	2025	2024	2023	2022	2021
Nonaccrual loans:
Commercial:
Commercial and industrial	$1,533	$120	$—	$—	312
Agricultural production	—	—	—	—	634
Real estate:
Construction and other land loans	—	2,335	—	—	—
Commercial real estate - owner occupied	101	2,398	—	—	—
Commercial real estate - non-owner occupied	530	378	—	—	—
Farmland	1,525	—	—	—	—
1-4 family	1,697	—	—	—	—
Consumer:
Manufactured housing	1,485	1,215	—	—	—
Consumer and installment	84	15	—	—	—
Restructured loans (non-accruing):
Equity loans and line of credit	—	—	—	—	—
Total nonaccrual	6,955	6,461	—	—	946
Accruing loans past due 90 days or more	—	—	—	—	—
Total nonperforming loans	$6,955	$6,461	$—	$—	$946

Interest foregone	$400	$234	$—	$132	$99
Ratio of nonaccrual/nonperforming loans to total loans	0.27%	0.28%	—%	—%	0.09%
Ratio of allowance for credit losses to nonaccrual/nonperforming loans	432.37%	399.37%	NM	NM	539.28%

OREO represents real property taken either through foreclosure or through a deed in lieu thereof from the borrower. OREO is carried at the lesser of cost or fair market value less selling costs. As of December 31, 2025 and 2024, the Bank had no OREO properties. The Company held $34,000 and $0 in repossessed assets at December 31, 2025 and 2024, which would be included in other assets on the consolidated balance sheets.

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

The following table summarizes the Company’s loan loss experience, as well as provisions and recoveries (charge-offs) to the allowance and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2025	2024	2023	2022	2021
Gross loans outstanding at December 31,	$2,540,570	$2,332,345	$1,288,955	$1,254,918	$1,038,240
Average loans outstanding during the year	$2,394,887	$1,978,386	$1,263,226	$1,133,919	$1,069,653
Allowance for credit losses:
Balance at beginning of year	$25,803	$14,653	$10,848	$9,600	$12,915
Impact of adoption of ASU 2016-13	—	—	3,910	—	—
Allowance for PCD loans	—	821	—	—	—
Loans charged off:
Commercial	(169)	(170)	(636)	(27)	(46)
Agricultural production	—	(507)	—	—	—
Real estate construction and other land loans	—	—	—	—	—
Consumer	(222)	(132)	(53)	(151)	(221)
Total loans charged off	(391)	(809)	(689)	(178)	(267)
Recoveries of loans previously charged off:
Commercial	210	64	609	367	701
Commercial real estate	50	60	—	—	319
1-4 family real estate	70	72	15	—	—
Consumer	129	150	45	59	232
Total recoveries	459	346	669	426	1,252
Net recoveries (charge-offs)	68	(463)	(20)	248	985
Provision (credit) for credit losses	4,200	10,792	(85)	1,000	(4,300)
Balance at end of year	$30,071	$25,803	$14,653	$10,848	$9,600
Allowance for credit losses as a percentage of outstanding loan balance	1.18%	1.11%	1.14%	0.86%	0.92%
Net recoveries (charge-offs) to average loans outstanding	—%	(0.02)%	—%	0.02%	0.09%

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

The allocation of the allowance for credit losses is set forth below:

	2025		2024		2023		2022		2021
Loan Type (Dollars in thousands)	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial:
Commercial and industrial	$2,212	6.17%	$1,363	6.14%	$948	8.20%	$1,585	11.20%	$1,689	13.10%
Agricultural production	535	1.34%	389	1.60%	527	2.60%	229	2.90%	320	3.90%
Real estate:
Construction & other land loans	1,751	3.17%	2,060	2.91%	848	2.60%	1,678	8.70%	812	5.90%
Commercial real estate - owner occupied	3,492	14.51%	3,253	13.85%	1,945	16.70%	814	15.40%	1,355	20.50%
Commercial real estate - non-owner occupied	11,102	39.07%	10,014	39.11%	5,574	41.79%	4,388	37.00%	3,805	35.60%
Farmland	1,423	5.59%	1,393	5.99%	1,254	9.30%	863	9.50%	697	9.50%
Multi-family residential	2,175	7.84%	1,486	5.72%	642	4.70%	60	2.00%	72	2.50%
1-4 family - close-ended	1,481	4.40%	1,625	5.29%	1,444	7.60%	465	7.60%	138	3.20%
1-4 family - revolving	892	1.57%	686	1.52%	520	2.10%	142	2.40%	118	2.10%
Consumer:
Manufactured housing	3,692	12.70%	2,147	13.81%	—	—%	—	—%	—	—%
Other installment	1,316	3.64%	1,387	3.98%	951	4.31%	284	3.20%	314	3.60%
Deferred loan fees, net		—%		0.08%		0.10%		0.10%		0.10%
Unallocated reserves	—	—%	—	—%		—%	340	—%	280	—%
Total allowance for credit losses	$30,071	100.00%	$25,803	100.00%	$14,653	100.00%	$10,848	100.00%	$9,600	100.00%

Loans are charged to the allowance for credit losses when the loans are deemed uncollectible. It is the policy of management to make additions to the allowance so that it remains adequate to cover all expected lifetime loan losses that exist in the portfolio at that time.

As of December 31, 2025, the allowance for credit losses (ACL) was $30,071,000, compared to $25,803,000 at December 31, 2024, a net increase of $4,268,000. Net recoveries totaled $68,000 for the twelve months ended December 31, 2025.

The balance of classified loans and loans graded special mention totaled $78,796,000 and $54,155,000 at December 31, 2025 and $44,294,000 and $17,384,000 at December 31, 2024, respectively. The balance of undisbursed commitments to extend credit on construction and other loans and letters of credit was $491,413,000 as of December 31, 2025, compared to $413,973,000 as of December 31, 2024. At December 31, 2025 and 2024, the balance of a contingent allocation for probable loan loss experience on unfunded obligations was $1,325,000 and $1,055,000, respectively. The contingent allocation for probable loan loss experience on unfunded obligations is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of ACL and is considered separately as a liability for accounting and regulatory reporting purposes. Risks and uncertainties exist in all lending transactions and our management and Directors’ Loan Committee have established reserve levels based on economic uncertainties and other risks that exist as of each reporting period.

The ACL as a percentage of total loans was 1.18% at December 31, 2025, and 1.11% at December 31, 2024. Total loans include CWBC, FLB, SVB and VCB loans that were recorded at fair value in connection with the acquisitions of $903.8 million at December 31, 2025 and $1.1 billion at December 31, 2024.

Assumptions regarding the collateral value of various under-performing loans may affect the level and allocation of the allowance for credit losses in future periods. The allowance may also be affected by trends in the amount of charge-offs experienced or expected trends within different loan portfolios. However, the total reserve rates on collectively evaluated loan pools include quantitative factors which are systematically derived and consistently applied to reflect conservatively estimated losses at the date of the financial statements. Based on the above considerations and given recent changes in historical charge-

off rates included in the ACL modeling and the changes in other factors, management determined that the ACL was appropriate as of December 31, 2025.

There were $6.96 million non-performing loans as of December 31, 2025 and $6.46 million as of December 31, 2024. The Company had no other real estate owned at December 31, 2025 or December 31, 2024. There were $34,000 and $0 in foreclosed assets recorded at December 31, 2025 and December 31, 2024, respectively. Management believes the ACL at December 31, 2025 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that the Company may not sustain charge-offs which are in excess of the allowance in any given period.

Goodwill and Intangible Assets

Business combinations involving the Bank’s acquisition of the equity interests or net assets of another enterprise give rise to goodwill. Total goodwill at December 31, 2025 was $96,828,000 consisting of $43,051,000, $13,466,000, $10,394,000, $6,340,000, $14,643,000 and $8,934,000 representing the excess of the cost of CWBC, FLB, SVB, VCB, Service 1st, and Bank of Madera County, respectively, over the net amounts assigned to assets acquired and liabilities assumed in the transactions accounted for under the purchase method of accounting. The value of goodwill is ultimately derived from the Company’s ability to generate net earnings after the acquisitions and is not deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability. A significant decline in net earnings, among other factors, could be indicative of a decline in the fair value of goodwill and result in impairment. For that reason, goodwill is assessed at least annually for impairment.

Management performed an annual impairment test in the third quarter of 2025 utilizing various qualitative factors. Management believes these factors are sufficient and comprehensive and as such, no further factors need to be assessed at this time. Based on management’s analysis performed, no impairment was required.

Goodwill is also assessed for impairment between annual tests if a triggering event occurs or circumstances change that may cause the fair value of a reporting unit to decline below its carrying amount. Management considers the entire Company to be one reporting unit. No such events or circumstances arose during for the twelve months ended December 31, 2025. Changes in the economic environment, operations of the reporting unit or other adverse events could result in future impairment charges which could have a material adverse impact on the Company’s operating results.

Intangible assets were represented by the estimated fair value of the core deposit relationships acquired in the 2024 acquisition of CWBC of $10,019,000. Core deposit intangibles were being amortized using the straight-line method over an estimated life of ten years from the date of acquisition.  The carrying value of intangible assets at December 31, 2025 was $$8,266,000, net of $1,002,000 in accumulated amortization expense. The carrying value of intangible assets at December 31, 2024 was $9,268,000, net of $751,000 in accumulated amortization expense. Management evaluates the remaining useful life to determine whether events or circumstances warrant a revision to the remaining periods of amortization. Based on prior evaluations, no changes to the remaining useful life was required. Amortization expense recognized was $1,002,000 for 2025, $751,000 for 2024 and $68,000 for 2023.

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

Total deposits increased $184,497,000 or 6.34% to $3,095,274,000 as of December 31, 2025, compared to $2,910,777,000 as of December 31, 2024. Interest-bearing deposits increased $106,556,000 or 5.52% to $2,036,509,000 as of December 31, 2025, compared to $1,929,953,000 as of December 31, 2024.  Non-interest bearing deposits increased $77,941,000 or 7.95% to $1,058,765,000 as of December 31, 2025, compared to $980,824,000 as of December 31, 2024. Average non-interest bearing deposits to average total deposits was 34.90% for the twelve months ended December 31, 2025 compared to 38.62% for the same period in 2024. Based on FDIC deposit market share information published as of June 2025, our total market share of deposits in Fresno, Madera, San Joaquin, and Tulare counties was 4.41% in 2025 compared to 4.10% in 2024. Our total market share of deposits in San Luis Obispo, Santa Barbara, and Ventura counties was 1.21% in 2024. Our total market share of deposits in Merced County was 1.60% as of June 2025. Our total market share in the other counties as of June 2025 and 2024 we operate in (Kern, Placer, Sacramento, and Stanislaus) was less than 1.00%.

The composition of the deposits and average interest rates paid at December 31, 2025 and December 31, 2024 is summarized in the table below.

(Dollars in thousands)	December 31, 2025	% of Total Deposits	Effective Rate	December 31, 2024	% of Total Deposits	Effective Rate
Savings and NOW accounts	$674,704	21.8%	0.73%	$643,524	22.1%	0.28%
MMA accounts	858,354	27.7%	2.31%	843,145	29.0%	2.67%
Time deposits	503,451	16.3%	3.79%	443,284	15.2%	4.85%
Total interest-bearing	2,036,509	65.8%	2.17%	1,929,953	66.3%	2.49%
Non-interest bearing	1,058,765	34.2%		980,824	33.7%
Total deposits	$3,095,274	100.0%		$2,910,777	100.0%

We have no known foreign deposits. The following table sets forth the average amount of and the average rate paid on certain interest-bearing deposit categories which were in excess of 10% of average total deposits for the years ended December 31, 2025, 2024, and 2023.

	2025		2024		2023
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Savings and NOW accounts	$616,825	0.73%	$481,447	0.30%	$473,102	0.13%
MMA accounts	$868,971	2.31%	$759,203	2.67%	$531,013	1.68%
Time deposits	$476,607	3.79%	$389,667	4.85%	$163,220	3.68%
Total interest-bearing deposits	$1,962,403	2.17%	$1,630,317	2.49%	$1,167,335	1.33%

The following table sets forth the maturity of time certificates of deposit and other time deposits of $250,000 or more at December 31, 2025.

(In thousands)
Three months or less	$28,027
Over 3 through 12 months	28,997
Over 1 year through 3 years	5,110
Over 3 years	323
$62,457

As of December 31, 2025, the Company had $398,298,000 in brokered time deposits compared to $329,761,000 as of December 31, 2024.

As of December 31, 2025 and December 31, 2024, uninsured deposits totaled $1,185,000,000 and $1,029,929,000, respectively.

We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to Liquidity section below for further discussion of FHLB advances. The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110,000,000 at December 31, 2025 and 2024, at interest rates which vary with market conditions. As of December 31, 2025 and 2024, the Company had $73,000,000 and $35,000,000 in overnight borrowings.

The Company’s uninsured balances with correspondent banks totaled $18,157,000 and $14,263,000 at December 31, 2025 and 2024, respectively.

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

Our shareholders’ equity was $409,588,000 as of December 31, 2025, compared to $362,685,000 as of December 31, 2024.  The increase in shareholders’ equity is the result of an increase in comprehensive income of $15,491,000, the increase in retained earnings from our net income of $38,168,000, the effect of share-based compensation expense of $1,158,000, proceeds from stock options exercised of $1,093,000, and stock issued under our employee stock purchase plan of $306,000. These increases were partially offset by the payment of common stock cash dividends of $9,162,000 and repurchase of common stock of $151,000.

During 2025, the Bank declared and paid cash dividends to the Company in the amount of $14,200,000 in connection with the cash dividends to the Company’s shareholders, and expenditures paid by the Company, approved by the Company’s Board of Directors. The Company declared and paid a total of $9,162,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2025. During the year ended December 31, 2025, the Company repurchased and retired common stock in the amount of $151,000 in connection with amounts withheld for the vesting of equity awards for tax obligations.

During 2024, the Bank declared and paid cash dividends to the Company in the amount of $14,000,000 in connection with the cash dividends to the Company’s shareholders, and expenditures paid by the Company, approved by the Company’s Board of Directors. The Company declared and paid a total of $8,230,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2024. During the year ended December 31, 2024, the Company repurchased and retired common stock in the amount of $38,000.

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

The following table sets forth certain financial ratios for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Net income:
To average assets	1.07%	0.24%	1.04%
To average shareholders’ equity	9.92%	2.42%	13.81%
Dividends declared per share to net income per share	23.88%	106.67%	22.12%
Average shareholders’ equity to average assets	10.75%	9.94%	7.51%
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

The following table presents the Company’s regulatory capital ratios as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$349,430	9.80%	142,632	4.00%
Common Equity Tier 1 Ratio (CET 1)	$344,430	11.56%	134,072	4.50%
Tier 1 Risk-Based Capital Ratio	$349,430	11.73%	178,762	6.00%
Total Risk-Based Capital Ratio	$416,145	13.97%	238,350	8.00%

December 31, 2024
Tier 1 Leverage Ratio	$316,343	9.17%	138,018	4.00%
Common Equity Tier 1 Ratio (CET 1)	$311,343	11.15%	125,632	4.50%
Tier 1 Risk-Based Capital Ratio	$316,343	11.33%	167,510	6.00%
Total Risk-Based Capital Ratio	$379,091	13.58%	223,346	8.00%

The following table presents the Bank’s regulatory capital ratios as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$407,337	11.44%	$142,447	4.00%	$178,059	5.00%
Common Equity Tier 1 Ratio (CET 1)	$407,337	13.70%	$133,839	7.00%	$193,324	6.50%
Tier 1 Risk-Based Capital Ratio	$407,337	13.70%	$178,453	8.50%	$237,937	8.00%
Total Risk-Based Capital Ratio	$439,173	14.77%	$237,937	10.50%	$297,421	10.00%

December 31, 2024
Tier 1 Leverage Ratio	$377,411	11.04%	$138,031	4.00%	$172,539	5.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%	$181,240	6.50%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%	$223,065	8.00%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%	$278,831	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
The Company succeeded to all of the rights and obligations of the Service 1st Capital Trust I, a Delaware business trust, in connection with the acquisition of Service 1st as of November 12, 2008. The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2025, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option beginning five years after issuance, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three-month SOFR plus 1.60%.

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

The Notes may be declared immediately due and payable at the election of the trustee or holders of 25% of the aggregate principal amount of outstanding Notes in the event that the Company defaults in the payment of any interest following the nonpayment of any such interest for 20 or more consecutive quarterly periods. Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of December 31, 2025, the rate was 5.77%. Interest expense recognized by the Company for the years ended December 31, 2025, 2024, and 2023 was $317,000, $367,000 and $360,000, respectively.

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

On September 15, 2022, the Company entered into a $30.0 million loan agreement with Bell Bank. Initially, payments of interest only are payable in 12 quarterly payments commencing December 31, 2022. The senior debt has an interest rate of prime less a margin of 0.50%, with cap of 6.75%. Due to the decreases in the prime rate during 2025, the interest rate as of December 31, 2025 was 6.25%. Commencing December 31, 2025, 27 equal quarterly principal and interest payments are payable based on the outstanding balance of the loan on August 30, 2025 and an amortization of 48 quarters. A final payment of outstanding principal and accrued interest is due at maturity on September 30, 2032. Variable interest is payable at the prime rate (published by the Wall Street Journal) less 50 basis points. The loan is secured by the assets of the Company and a pledge of the outstanding common stock of Community West Bank, the Company’s banking subsidiary. The Company may prepay the loan without penalty with one exception. If the loan is prepaid prior to August 30, 2025 with funds received from a financing source other than Bell Bank, the Company will incur a 2% prepayment penalty. The loan contains customary representations, covenants, and events of default.

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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities and advances from the Federal Home Loan Bank of San Francisco (FHLB).  These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. As of December 31, 2025, the Company had unpledged securities totaling $338,235,000 available as a secondary source of liquidity and total cash and cash equivalents of $118,984,000. Cash and cash equivalents at December 31, 2025 decreased 1.17% compared to December 31, 2024. Primary uses of funds include withdrawal of and interest payments on deposits, origination and purchases of loans, purchases of investment securities, and payment of operating expenses.

To augment our liquidity, we have established Federal funds lines with various correspondent banks. At December 31, 2025, our available borrowing capacity includes approximately $110,000,000 in Federal funds lines with our correspondent banks and $709,391,000 in unused FHLB advances. At December 31, 2025, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2025 and 2024:

Credit Lines (In thousands)	December 31, 2025	December 31, 2024
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$809,391	$738,556
Balance outstanding, net of discount	$73,000	$133,442
Collateral pledged	$1,446,828	$1,236,732
Fair value of collateral	$1,230,691	$1,083,041
Federal Reserve Bank
Credit limit	$3,411	$3,669
Balance outstanding	$—	$—
Collateral pledged	$3,910	$4,406
Fair value of collateral	$3,536	$3,828
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

At December 31, 2025, we are aware that inflation may have an adverse impact on our consolidated financial position or results of operations. However, in the short term increased rates may continue to be a benefit by repricing a portion of our loan portfolio. Higher long term inflation rates may drive increases in operating expenses or have other adverse effects on our borrowers, making collection on extensions of credit more difficult for us. Refer to Quantitative and Qualitative Disclosures About Market Risk for further discussion.

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

We realize income principally from the differential or spread between the interest earned on loans, investments, other interest-earning assets and the interest incurred on deposits and borrowings. The volumes and yields on loans, deposits and borrowings are affected by market interest rates. As of December 31, 2025, 59.44% of our loan portfolio was tied to adjustable-rate indices. Of loans tied to adjustable rate indices, 29.19% were tied to prime lending rate, 35.32% were tied to the five-year Treasury, 13.95% tied to the ten-year Treasury, with the remaining 21.54% tied to other indices. There were no loans tied to prime with current rates below their floor as of December 31, 2025. Our time deposits have a fixed rate of interest. As of December 31, 2025, 95.27% of our time deposits mature within one year or less.

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

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of interest income and interest expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest earning assets and interest bearing liabilities, other than those which possess a short term to maturity. Virtually all of the Company’s interest earning assets and interest bearing liabilities are located at the Bank level. Thus, virtually all of the Company’s interest rate risk exposure lies at the Bank level other than $69.5 million in senior debt and subordinated notes issued by the Company. As a result, all significant interest rate risk procedures are performed at the Bank level.

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

Management employs asset and liability management software and engages consultants to measure the Company’s exposure to future changes in interest rates. The software measures the expected cash flows and re-pricing of each financial asset/liability separately in measuring the Company’s interest rate sensitivity. Based on the results of the software’s output, management believes the Company’s balance sheet is evenly matched over the short term and slightly asset sensitive over the longer term as of December 31, 2025. This means that the Company would expect (all other things being equal) to experience a limited change in its net interest income if rates rise or fall. The level of potential or expected change indicated by the tables below is considered acceptable by management and is compliant with the Company’s ALCO policies. Management plans to continue to perform this analysis each quarter.

The hypothetical impacts of sudden interest rate movements applied to the Company’s asset and liability balances are modeled quarterly. The results of these models indicate how much of the Company’s net interest income is “at risk” from various rate changes over a one-year horizon. This exercise is valuable in identifying risk exposures. Management believes the results for the Company’s December 31, 2025 balances indicate that the net interest income at risk over a one year time horizon for a 100 basis points (“bps”), 200 bps, 300 bps, and 400 bps rate increase and a 100 bps, 200 bps, 300 bps, and 400 bps rate decrease is acceptable to management and within policy guidelines at this time.

The results in the table below indicate the change in net interest income and the estimated change in the market value of equity the Company would expect to see as of December 31, 2025, if interest rates were to instantaneously change in the amounts set forth:

Sensitivity Analysis of Impact of Rate Changes on Interest Income

Hypothetical Change in Rates (Dollars in thousands)	Estimated Change in Net Interest Income (NII) in Year 1 (as a % of NII)	Estimated Change in Net Interest Income (NII) in Year 2 (as a % of NII)	Estimated Change in Market Value of Equity (MVE) (as a % of MVE)
Up 400 bps (shock)	3.73%	7.02%	(21.30)%
Up 300 bps (shock)	3.49%	6.17%	(14.80)%
Up 200 bps (shock)	3.22%	5.22%	(8.80)%
Up 100 bps (shock)	2.10%	3.27%	(2.80)%
Unchanged	—%	—%	—
Down 100 bps (shock)	(1.33)%	(2.80)%	1.70%
Down 200 bps (shock)	(2.19)%	(5.09)%	(0.20)%
Down 300 bps (shock)	(1.81)%	(5.99)%	(5.70)%
Down 400 bps (shock)	(2.60)%	(8.59)%	(22.10)%

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

The following table shows management’s estimates of how the loan portfolio is segregated between variable and fixed rate loans, and estimates of re-pricing opportunities for the entire loan portfolio at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Rate Type (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
Variable rate	$1,510,193	59.44%	$1,354,967	58.09%
Fixed rate	1,030,377	40.56%	977,378	41.91%
Total loans, net of discount	$2,540,570	100.00%	$2,332,345	100.00%

Approximately 59.44% of our loan portfolio is tied to adjustable rate indices. Of those loans, 29.19% are tied to prime, 35.32% are tied to the five year Treasury, 13.95% are tied to the ten year Treasury, and 21.54% tied to other indices.  As of December 31, 2025, we had 1,510 commercial and real estate loans totaling (in thousands) $1,287,566 with floors ranging from 1.00% to 12.00% or ceilings ranging from 2.50% to 25.00%.

The following table shows the repricing categories of the Company’s loan portfolio at December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Repricing (Dollars in thousands)	Balance	Percent of Total	Balance	Percent of Total
< 1 Year	$678,739	26.72%	$548,884	23.53%
1-3 Years	434,966	17.12%	392,992	16.85%
3-5 Years	708,663	27.89%	596,838	25.59%
> 5 Years	718,202	28.27%	793,631	34.03%
Total loans, net of discount	$2,540,570	100.00%	$2,332,345	100.00%

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Community West Bancshares (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses for Loans

As described in notes 1 and 4 to the consolidated financial statements, the allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on loans. The Company’s allowance for credit losses for loans was $30.1 million as of December 31, 2025. The measurement of the allowance for credit losses on collectively evaluated loans is based on modeled expectations of lifetime expected credit losses utilizing national and local peer group historical losses, weighting of economic scenarios, and other relevant factors. The Company incorporates forward-looking information using macroeconomic scenarios, which include variables that are considered key drivers of credit losses within the portfolio. The Company uses a probability-weighted, multiple scenarios forecast approach. These scenarios consist of a base forecast representing the most likely outcome, combined with downside or upside scenarios reflecting possible worsening or improving economic conditions.

We identified the selection of national or local peer group historical losses and the selection and weighting of the forecasted economic scenarios used by the Company’s management in the estimate of the allowance for credit losses for loans as a critical audit matter. The principal consideration for our determination of the allowance for credit losses for loans as a critical audit matter is the subjective judgment required by management in the selection of national or local peer group historical losses and selection and weighting of the forecasted economic scenarios. Auditing management’s judgments regarding modeled expectations applied to the allowance for credit losses for loans involved significant audit effort, as well as especially challenging and subjective auditor judgment when performing audit procedures and evaluating the results of those procedures.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s selections of national or local peer group historical losses and the selection and weighting of the forecasted economic scenarios. Our audit procedures related to the matter included the following, among others:

▪Evaluating the reasonableness of the selection and weighting of forecasted economic scenarios.
▪Evaluating the appropriateness of the selections of national or local peer group historical losses.

/s/ Baker Tilly US, LLP

Sacramento, California
March 11, 2026

We have served as the Company’s auditor since 2023.

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024

(In thousands, except share amounts)	2025	2024
ASSETS
Cash and due from banks	$27,627	$28,029
Interest-earning deposits in other banks	91,357	92,369
Total cash and cash equivalents	118,984	120,398
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $509,083 at December 31, 2025 and $536,334 at December 31, 2024, respectively	469,410	477,113
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $440 at December 31, 2025 and $1,156 at December 31, 2024, respectively	287,117	301,359
Equity securities, at fair value	6,797	6,586
Loans, less allowance for credit losses of $30,071 at December 31, 2025 and $25,803 at December 31, 2024, respectively	2,510,786	2,308,418
Bank premises and equipment, net	23,545	24,469
Bank owned life insurance	54,163	53,319
Federal Home Loan Bank stock	10,978	10,978
Goodwill	96,828	96,828
Core deposit intangibles	8,266	9,268
Accrued interest receivable and other assets	103,443	113,035
Total assets	$3,690,317	$3,521,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,058,765	$980,824
Interest bearing	2,036,509	1,929,953
Total deposits	3,095,274	2,910,777
Borrowings	73,000	133,442
Senior debt and subordinated debentures, net	69,526	69,889
Accrued interest payable and other liabilities	42,929	44,978
Total liabilities	3,280,729	3,159,086
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Non-voting common stock, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 19,163,452 at December 31, 2025 and 18,974,647 at December 31, 2024	210,222	207,816
Retained earnings	238,990	209,984
Accumulated other comprehensive loss, net of tax	(39,624)	(55,115)
Total shareholders’ equity	409,588	362,685
Total liabilities and shareholders’ equity	$3,690,317	$3,521,771
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2025, 2024, and 2023

(In thousands, except per share amounts)	2025	2024	2023
Interest income:
Interest and fees on loans	$159,889	$130,166	$69,803
Interest on deposits in other banks	4,178	4,355	3,576
Interest and dividends on investment securities:
Taxable	16,481	20,384	23,437
Exempt from Federal income taxes	5,162	5,483	5,602
Total interest income	185,710	160,388	102,418
Interest expense:
Interest on deposits	42,631	40,666	15,527
Interest on short-term borrowings	3,308	5,690	810
Interest on senior debt and subordinated debentures	3,591	3,665	3,652
Total interest expense	49,530	50,021	19,989
Net interest income before provision for credit losses	136,180	110,367	82,429
Provision for credit losses	3,754	11,113	309
Net interest income after provision for credit losses	132,426	99,254	82,120
Non-interest income:
Service charges	2,028	1,798	1,503
Interchange fees	1,948	2,078	1,780
Appreciation in cash surrender value of bank owned life insurance	1,497	1,325	1,035
Federal Home Loan Bank dividends	960	796	498
Loan placement fees	844	1,184	584
Gain on proceeds from death benefits	198	—	—
Net realized (loss) gain on sale and disposal of equipment	(40)	7	402
Net realized losses on sales and calls of investment securities	(41)	(4,199)	(907)
Other income	3,094	3,456	2,125
Total non-interest income	10,488	6,445	7,020
Non-interest expenses:
Salaries and employee benefits	49,841	48,470	31,367
Occupancy and equipment	11,430	9,479	5,726
Information technology	7,137	5,940	3,616
Data processing expense	3,160	3,748	2,621
Professional services	2,390	2,825	2,234
Regulatory assessments	1,994	1,837	1,312
ATM/Debit card expenses	1,589	1,750	757
Amortization of core deposit intangibles	1,002	751	68
Advertising	929	854	542
Directors’ expenses	912	752	614
Loan related expenses	839	802	478
Merger and acquisition expense	798	9,614	1,191
Personnel other	313	345	404
Other expense	8,052	7,534	4,370
Total non-interest expenses	90,386	94,701	55,300
Income before provision for income taxes	52,528	10,998	33,840
Provision for income taxes	14,360	3,332	8,304
Net income	$38,168	$7,666	$25,536

Basic earnings per common share	$2.01	$0.45	$2.17
Diluted earnings per common share	$2.00	$0.45	$2.17
Cash dividends per common share	$0.48	$0.48	$0.48
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Years Ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
Net income	$38,168	$7,666	$25,536
Other comprehensive income:
Unrealized gains on securities:
Unrealized holdings gains arising during the period	19,507	9,028	18,286
Reclassification for net losses included in net income	41	4,199	907
Amortization of net unrealized losses transferred	2,443	2,276	2,376
Other comprehensive income, before tax	21,991	15,503	21,569
Tax expense related to items of other comprehensive income	(6,500)	(4,584)	(6,376)
Total other comprehensive income	15,491	10,919	15,193
Comprehensive income	$53,659	$18,585	$40,729
The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2025, 2024, and 2023

				Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, January 1, 2023	11,735,291	$61,487	$190,669	$(81,227)	$170,929
Net income	—	—	25,536	—	25,536
Other comprehensive income, net of tax	—	—	—	15,193	15,193
Restricted stock granted, net of forfeitures	58,467	—	—	—	—
Stock issued under employee stock purchase plan	13,973	206	—	—	206
Stock awarded to employees	10,347	—	—	—	—
Stock-based compensation expense	—	858	—	—	858
Cash dividend ($0.48 per common share)	—	—	(5,657)	—	(5,657)
Repurchase and retirement of common stock	(39)	(1)	—	—	(1)
Balance, December 31, 2023	11,818,039	62,550	210,548	(66,034)	207,064
Net income	—	—	7,666	—	7,666
Other comprehensive income, net of tax	—	—	—	10,919	10,919
Stock issued for acquisition	7,037,202	143,712			143,712
Restricted stock granted, net of forfeitures	68,702	—	—	—	—
Stock issued under employee stock purchase plan	15,504	248	—	—	248
Stock-based compensation expense	—	879	—	—	879
Cash dividend ($0.48 per common share)	—	—	(8,230)	—	(8,230)
Stock options exercised	37,289	465	—	—	465
Repurchase and retirement of common stock	(2,089)	(38)	—	—	(38)
Balance, December 31, 2024	18,974,647	207,816	209,984	(55,115)	362,685
Net income	—	—	38,168	—	38,168
Other comprehensive income, net of tax	—	—	—	15,491	15,491
Restricted stock granted, net of forfeitures	77,153	—	—	—	—
Stock issued under employee stock purchase plan	18,241	306	—	—	306
Stock-based compensation expense	—	1,158	—	—	1,158
Cash dividend ($0.48 per common share)	—	—	(9,162)	—	(9,162)
Stock options exercised	101,434	1,093	—	—	1,093
Repurchase and retirement of common stock	(8,023)	(151)	—	—	(151)
Balance, December 31, 2025	19,163,452	$210,222	$238,990	$(39,624)	$409,588

The accompanying notes are an integral part of these consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023

(in thousands)	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$38,168	$7,666	$25,536
Adjustments to reconcile net income to net cash provided by operating activities:
Net decrease (increase) in deferred loan costs	1,404	(200)	786
Depreciation	3,279	2,206	891
Accretion of discounts on investment securities	(1,848)	(1,813)	(1,890)
Amortization of premiums on investment securities	8,040	8,782	8,860
Amortization of debt issuance costs	145	145	145
Accretion of premiums and discounts on acquired loans, net	(11,435)	(9,694)	(325)
Amortization of core deposit intangibles	1,002	751	68
Amortization of fair value marks on liabilities assumed	2,661	5,385	—
Stock-based compensation	1,158	879	858
Provision for credit losses	3,754	11,113	309
Net realized losses on sales and calls of AFS securities	41	4,199	907
Net loss (gain) on sale and disposal of equipment	40	(7)	(402)
Net gain on sale of foreclosed assets	(39)	—	—
Net change in equity investments	(211)	63	(91)
Increase in bank-owned life insurance, net of expenses	(1,497)	(1,325)	(1,035)
Net gain on proceeds from death benefits	(198)	—	—
Net decrease (increase) in accrued interest receivable and other assets	4,919	982	(8,866)
Net (decrease) increase in accrued interest payable and other liabilities	(5,722)	(6,063)	1,666
Provision (benefit) for deferred income taxes	2,459	(867)	110
Net cash provided by operating activities	46,120	22,202	27,527
Cash Flows From Investing Activities:
Net cash and cash equivalents acquired in acquisition	—	58,521	—
Purchases of available-for-sale investment securities	(7,183)	—	—
Proceeds from sales or calls of AFS securities	500	64,230	26,361
Proceeds from calls of HTM securities	13,981	20	35
Proceeds from maturity and principal repayment of AFS securities	29,412	59,947	38,229
Proceeds from principal repayments of HTM securities	1,709	1,650	2,377
Net increase in loans	(196,739)	(113,078)	(34,972)
Proceeds from sale of foreclosed assets	206	—	—
Purchases of premises and equipment	(2,509)	(5,039)	(9,806)
Proceeds from sale of premises and equipment	117	22	3,262
Purchases of bank owned life insurance	—	(1,450)	—
FHLB stock purchased	—	(350)	(967)
Net cash (used in) provided by investing activities	(160,506)	64,473	24,519
Cash Flows From Financing Activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	124,330	37,000	(152,178)
Net increase (decrease) in time deposits	59,064	(14,450)	94,142
Proceeds from borrowings from Federal Home Loan Bank	1,467,000	972,000	3,411,500
Repayments of borrowings to Federal Home Loan Bank	(1,529,000)	(962,000)	(3,422,500)
Proceeds from borrowings from other financial institutions	—	—	116,500
Repayments of borrowings from other financial institutions	—	(45,000)	(71,500)
Repayments of senior debt	(508)	—	—
Purchase and retirement of common stock	(151)	(38)	(1)
Proceeds from stock issued under employee stock purchase plan	306	248	206
Proceeds from exercise of stock options	1,093	465	—
Cash dividend payments on common stock	(9,162)	(8,230)	(5,657)

(in thousands)	2025	2024	2023
Net cash provided by (used in) financing activities	112,972	(20,005)	(29,488)
(Decrease) increase in cash and cash equivalents	(1,414)	66,670	22,558
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	120,398	53,728	31,170
CASH AND CASH EQUIVALENTS AT END OF YEAR	$118,984	$120,398	$53,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$46,255	$48,773	$20,005
Income taxes, net of refunds	$8,005	$2,572	$7,700
Operating cash flows from operating leases	$3,783	$3,120	$2,484
Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$19,548	$13,227	$19,193
Loans transferred to foreclosed assets	$201	$—	$—
Right-of-use assets obtained in exchange for lease liabilities	$3,718	$5,216	$—
Acquisition:
Assets acquired	$—	$1,040,939	$—
Liabilities assumed	$—	$(940,276)	$—
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

Operating Segments - The Company determines its reporting units in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280, Segment Reporting. The Company evaluates a reporting unit by first identifying its operating segments under ASC 280. The chief operating decision-maker is responsible for the allocation of resources and assessing the performance of the operating segment and has been identified as the Chief Executive Officer of the Company. The chief operating decision maker has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same domestic economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment. No customer accounts for more than 10 percent of revenues for the Company or the Bank. The Company operates as one operating segment which is reported in a manner consistent with the internal reporting provided to the chief operating decision-maker.

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

Cash and Cash Equivalents - The Company maintains cash and cash equivalents, which include cash on hand, amounts due from banks, interest-earning deposits in other banks, and federal funds sold. At times, the Company is required to maintain average or minimum compensating balances with certain correspondent banks as part of contractual arrangements for services such as lines of credit, clearing, or other banking services. The compensating balances are required to be maintained at or above specified levels in order to avoid service charges or to support borrowing arrangements. These balances were not restricted as to withdrawal or use, except as required to meet the contractual obligations with the correspondent banks. The Company’s policy is to monitor its compensating balance requirements on an ongoing basis to ensure compliance with all contractual obligations.

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

While credit discounts are included in the determination of fair value for non-credit deteriorated loans, an allowance for loan loss is established at acquisition, through a provision of credit losses, using the same methodology as originated loans since these discounts are accreted or amortized over the life of the loan. Subsequent deterioration or improvements in expected credit losses are recorded through a provision or credit to the allowance for credit losses on loans.

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

Management estimates the allowance for credit losses on loans using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience from national and local peer data provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for the differences in the current loan-specific risk characteristics, such as differences in loan-to-values, portfolio mix, or term as well as for changes in environmental conditions, such as changes in unemployment rates, market interest rates, property values, or other relevant factors. Management may assign qualitative factors to each loan segment if there are material risks or improvements present but not yet captured in the model environment.

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

1-4 Family Real Estate:

Includes 1-4 family close-ended, revolving real estate loans, and residential construction loans, the degree of risk in residential real estate lending depends primarily on the loan amount in relation to collateral value, the interest rate and the borrower’s ability to repay in an orderly fashion. These loans generally possess a lower inherent risk of loss than other real estate portfolio segments. Economic trends determined by unemployment rates and other key economic indicators are closely correlated to the credit quality of these loans. Weak economic trends may indicate that the borrowers’ capacity to repay their obligations may be deteriorating.

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

Risk Rating - The Company assigns a risk rating to all loans, and periodically performs detailed reviews of all such loans over a certain threshold to identify credit risks and to assess the overall collectability of the portfolio. The most recent review of risk ratings was completed in December 2025. These risk ratings are also subject to examination by independent specialists engaged by the Company and the Company’s regulators. During these internal reviews, management monitors and analyzes the financial condition of borrowers and guarantors, trends in the industries in which borrowers operate and the fair values of collateral securing these loans. These credit quality indicators are used to assign a risk rating to each individual loan. The risk ratings can be grouped into five major categories, defined as follows:

Pass and Watch - Loans to borrowers of acceptable or better credit quality. Borrowers in this category demonstrate fundamentally sound financial positions, repayment capacity, credit history and management expertise. Loans in this category must have an identifiable and stable source of repayment and meet the Bank’s policy regarding debt-service-coverage ratios. These borrowers are capable of sustaining normal economic, market or operational setbacks without significant financial consequences. Negative external industry factors are generally not present. The loan may be secured, unsecured or supported by non-real estate collateral for which the value is more difficult to determine and/or marketability is more uncertain. This category also includes “Watch” loans, where the primary source of repayment has been delayed. “Watch” is intended to be a transitional grade, with either an upgrade or downgrade within a reasonable period.

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

Investments in Limited Partnerships - The Company invests in limited partnerships and similar investment vehicles, including SBIC funds and other CRA-qualified funds, to support community development, small business growth, and to meet its obligations under the Community Reinvestment Act (“CRA”). These investments are typically made to foster economic development in low-and moderate-income communities and may also provide the Company with tax credits or other regulatory benefits.

Investments in limited partnerships are initially recorded at cost, representing the amount of capital committed and funded by the Company. If the Bank has significant influence over the partnership (generally presumed if ownership is 20% or more, or if the Bank has the ability to participate in policy and operating decisions), the investment is accounted for under the equity method.

If the Company’s interest in a partnership is so minor that it does not exert significant influence, the investment is accounted for at cost, less any identified impairment, in accordance with ASC 321, Investments – Equity Securities. For cost method investments, the Company evaluates the investment for impairment on a annual basis. If the fair value of the investment declines below its carrying value and the decline is deemed other-than-temporary, an impairment loss is recognized in earnings.
The Company’s maximum exposure to loss from these investments is generally limited to its capital contributions and any unfunded commitments. These investments are included in other assets on the consolidated balance sheets, and unfunded commitments are disclosed in the notes to the consolidated financial statements.

Other Real Estate Owned - Other real estate owned (OREO) is comprised of property acquired through foreclosure proceedings or acceptance of deeds-in-lieu of foreclosure. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses. OREO, when acquired, is initially recorded at fair value less estimated disposition costs, establishing a new cost basis. Fair value of OREO is generally based on an independent appraisal of the property. Subsequent to initial measurement, OREO is carried at the lower of the recorded investment or fair value less disposition costs. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Revenues and expenses associated with OREO are reported as a component of noninterest expense when incurred. There was no other real estate owned at December 31, 2025 and at December 31, 2024.

Foreclosed Assets - Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense. There were $34,000 and $0 of foreclosed assets at December 31, 2025 and December 31, 2024, respectively.

Bank Owned Life Insurance - The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Servicing Assets - The Company is an approved Federal Agricultural Mortgage Corporation (“Farmer Mac”) seller/servicer. Servicing assets are recognized as separate assets as certain servicing requirements are retained. Servicing assets are amortized over the period of estimated net servicing income. The Company uses Farmer Mac prepayment statistics in estimating the expected life of the loans. Management evaluates its servicing assets for impairment quarterly. Servicing assets are evaluated for impairment based on the fair value of the rights as compared to amortized cost. Fair value is determined using discounted future cash flows calculated on a loan-by-loan basis. The initial servicing asset and resulting gain is calculated based on the contractual net servicing fees. Farmer Mac servicing assets are valued based on the net servicing fee and estimated life of seven years, and discounted using the Company’s borrowing rate. Farmer Mac servicing assets measured under the amortization method were $2.3 million at December 31, 2025 and was acquired as a result of the merger on April 1, 2024. Servicing assets are recorded in other assets on the consolidated balance sheets.

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

The Company has selected September 30 as the date to perform the annual impairment test. Management assessed qualitative factors including performance trends and noted no factors indicating goodwill impairment. Goodwill is also tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying amount. No such events or circumstances arose during the fourth quarter of 2025, so goodwill was not required to be retested. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Intangible Assets - The intangible assets at December 31, 2025 represent the estimated fair value of the core deposit relationships acquired in business combinations less accumulated amortization. Core deposit intangibles are being amortized using the straight-line method over an estimated life of ten years from the date of acquisition. Core deposit intangibles are evaluated on an annual basis for any events that would indicated impairment. Core deposit intangibles could also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount. Management performed an assessment of the core deposit intangibles as of December 31, 2025 and noted no triggering events that would indicate impairment.

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

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. When a security is transferred from AFS to HTM, the difference between its amortized cost basis and its fair value on the transfer date is amortized as a yield adjustment through interest income. The new basis for the HTM securities is the fair value at the transfer date. The fair value at the transfer date establishes either a premium or discount relative to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in accumulated other comprehensive income (“AOCI”) offsets the impact of amortizing the resulting premium or discount through interest income created by the transfer. Therefore, the amortization is a non-cash adjustment that does not affect net income.

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

Impact of New Financial Accounting Standards Adopted in 2025

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency and decision usefulness of income tax disclosures. ASU 2023-09 will require disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. Entities will also be required to disclose income/(loss) from continuing operations before income tax expense/(benefit) disaggregated between domestic and foreign, as well as income tax expense/(benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The ASU was adopted and appropriately incorporated into the disclosures for the year ended December 31, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03 (updated in January 2025 to ASU No. 2025-01), Income Statement —Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments are intended to improve income statement expense disclosure requirements, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 (i.e., 2027 Form 10-K) and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On November 12 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). The Board decided not to change the existing models for originated assets, purchased credit deteriorated assets (PCD) or other acquired assets. Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the “day-one” credit loss estimate does not impact earnings immediately but rather is amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within). Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, which clarifies interim disclosure requirements by providing a comprehensive list of disclosures that are required in interim periods. The amendments also introduce a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amended guidance is effective for the Company on January 1, 2028, with early adoption permitted. The amendments should be applied on either a prospective or retrospective basis. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

The acquisition of Community West was accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, intangibles recognized and consideration exchanged was recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. We recorded the fair values based on the valuations available as of reporting date. The Company utilized the discounted cash flow methodology to determine the fair value of loans, which included significant assumptions relating to market discount rates using a build-up approach and default and loss rates. In the determination of the core deposit intangible, the Company utilized a discounted economic benefit methodology that included significant assumptions related to deposit runoff rates, cost of deposits, cost of alternative funds, and a discount rate applied.

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

The following table presents the fair value and gross contractual amounts receivable of acquired non-credit deteriorated loans from the recent acquisition on April 1, 2024, and their respective expected contractual cash flows as of the acquisition date:

Community West
Dollars (in thousands)	April 1, 2024
Fair value	$892,090
Gross contractual amounts receivable	1,124,200
Estimate of contractual cash flows not expected to be collected (1)	13,375
Estimate of contractual cash flows expected to be collected	1,110,825
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

3.INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and securities held-for-maturity at December 31, 2025 and 2024 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and the allowance for credit losses on held-to-maturity securities (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,996	$—	$(487)	$9,509	$—
U.S. Government agencies	66	—	(3)	63	—
Obligations of states and political subdivisions	180,395	5	(14,439)	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	67,588	94	(2,985)	64,697	—
Private label mortgage and asset backed securities	250,575	61	(21,967)	228,669	—
Corporate debt securities	463	48	—	511	—
	$509,083	$208	$(39,881)	$469,410	$—

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$192,308	$55	$(13,595)	$178,768	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,443	—	(1,632)	9,811	—
Private label mortgage and asset backed securities	51,397	—	(3,282)	48,115	25
Corporate debt securities	32,409	59	(1,513)	30,955	395
	$287,557	$114	$(20,022)	$267,649	$440

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$9,994	$—	$(936)	$9,058	$—
U.S. Government agencies	70	—	(5)	65	—
Obligations of states and political subdivisions	183,766	—	(19,126)	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	76,732	8	(4,438)	72,302	—
Private label mortgage and asset backed securities	265,302	6	(34,753)	230,555	—
Corporate debt securities	470	23	—	493
`	$536,334	$37	$(59,258)	$477,113	$—

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	192,156	$54	$(17,392)	$174,818	$12
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,095	—	(2,100)	8,995	—
Private label mortgage and asset backed securities	53,066	—	(5,633)	47,433	8
Corporate debt securities	46,198	—	(2,876)	43,322	1,136
	$302,515	$54	$(28,001)	$274,568	$1,156

Proceeds and gross realized (losses)/gains on investment securities for the years ended December 31, 2025, 2024, and 2023 are shown below (in thousands):

	Years Ended December 31,
	2025	2024	2023
Available-for-Sale Securities
Proceeds from sales or calls	$500	$64,230	$26,361
Gross realized gains from sales or calls	$—	$—	$—
Gross realized losses from sales or calls	$(41)	$(4,199)	$(907)

During the second quarter of 2022, the Company re-designated certain securities previously classified as available-for-sale to the held-to-maturity classification. The securities re-designated consisted of obligations of states and political subdivision securities, U.S. Government sponsored entity and agency securities collateralized by residential mortgage obligations, private label mortgage and asset backed securities, and corporate debt securities with a total carrying value of $306.7 million at April 1, 2022. At the time of re-designation, the securities included $25.3 million of pretax unrealized losses in other comprehensive income; which is being amortized over the remaining life of the securities in a manner consistent with the amortization of a premium or discount. As of December 31, 2025, the balance of pretax unrealized losses in other comprehensive income remaining related to these transferred securities was $16.6 million.

As market interest rates or risks associated with an available-for-sale security’s issuer continue to change and impact the actual or perceived values of investment securities, the Company may determine that selling these securities and using proceeds to purchase securities that fit with the Company’s current risk profile is appropriate and beneficial to the Company.

Losses recognized in 2025 were a result of called securities. Losses recognized in 2024 and 2023 were incurred in order to strategically reposition the investment securities portfolio based on the current rate environment. The securities sold at a loss were acquired when the rate environment was not as volatile. The securities sold were primarily purchased to serve a purpose in the rate environment in which the securities were purchased. The Company addressed risks in the security portfolio by selling these securities and using the proceeds to fund loan growth and enhance on-balance sheet liquidity.

The provision for income taxes includes $12,000, $1,241,000, and $268,000 income tax benefit from the reclassification of unrealized net losses on available-for-sale securities to realized net losses on available-for-sale securities for the years ended December 31, 2025, 2024, and 2023, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at December 31, 2025 and 2024 by contractual maturity are shown in the two tables below (in thousands).  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2025		December 31, 2024
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	33,826	31,506	15,661	14,056
After five years through ten years	20,068	19,038	33,585	29,670
After ten years	136,497	124,926	144,514	129,972
	190,391	175,470	193,760	173,698
Investment securities not due at a single maturity date:
U.S. Government agencies	66	63	70	65
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	67,588	64,697	76,732	72,302
Private label mortgage and asset backed securities	250,575	228,669	265,302	230,555
Corporate debt securities	463	511	470	493
	$509,083	$469,410	$536,334	$477,113

	December 31, 2025		December 31, 2024
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Within one year	$—	$—	$—	$—
After one year through five years	29,165	28,722	24,535	23,368
After five years through ten years	63,908	60,643	60,369	54,685
After ten years	99,235	89,403	107,252	96,765
	192,308	178,768	192,156	174,818
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,443	9,811	11,095	8,995
Private label mortgage and asset backed securities	51,397	48,115	53,066	47,433
Corporate debt securities	32,409	30,955	46,198	43,322
	$287,557	$267,649	$302,515	$274,568

At December 31, 2025, there were no issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity.

The following tables summarize the Company’s debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$9,509	$(487)	$9,509	$(487)
U.S. Government agencies	—	—	63	(3)	63	(3)
Obligations of states and political subdivisions	1,257	(68)	162,730	(14,371)	163,987	(14,439)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,071	(21)	50,458	(2,964)	54,529	(2,985)
Private label residential mortgage and asset backed securities	—	—	221,568	(21,967)	221,568	(21,967)
	$5,328	$(89)	$444,328	$(39,792)	$449,656	$(39,881)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$—	$—	$174,224	$(13,595)	$174,224	$(13,595)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	9,811	(1,632)	9,811	(1,632)
Private label residential mortgage and asset backed securities	—	—	48,115	(3,282)	48,115	(3,282)
Corporate debt securities	—	—	26,036	(1,513)	26,036	(1,513)
	$—	$—	$258,186	$(20,022)	$258,186	$(20,022)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Available-for-Sale Securities
Debt Securities:
U.S. Treasury securities	$—	$—	$9,058	$(936)	$9,058	$(936)
U.S. Government agencies	—	—	65	(5)	65	(5)
Obligations of states and political subdivisions	1,853	(152)	162,787	(18,974)	164,640	(19,126)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	359	(4)	63,401	(4,434)	63,760	(4,438)
Private label residential mortgage backed securities	—	—	226,070	(34,753)	226,070	(34,753)
	$2,212	$(156)	$461,381	$(59,102)	$463,593	$(59,258)

	December 31, 2024
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Held-to-Maturity Securities
Debt Securities:
Obligations of states and political subdivisions	$110	$(2)	$172,229	$(17,390)	$172,339	$(17,392)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	—	—	8,995	(2,100)	8,995	(2,100)
Private label residential mortgage and asset backed securities	—	—	47,433	(5,633)	47,433	(5,633)
Corporate debt securities	—	—	43,322	(2,876)	43,322	(2,876)
	$110	$(2)	$271,979	$(27,999)	$272,089	$(28,001)

As of December 31, 2025, the Company had a total of 118 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of one U.S. Treasury security and U.S. Government agencies, 39 obligations of states and political subdivisions, 29 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 49 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at December 31, 2025. The Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. In addition, as of December 31, 2025, the Company determined that it is not more likely than not that the Company would be required to sell securities.

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

No allowance for credit losses have been recognized on AFS debt securities in an unrealized loss position, as management does not believe that any of the securities are impaired due to credit risk factors as of December 31, 2025 and December 31, 2024.

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

The allowance for credit losses on HTM securities was $440,000 as of December 31, 2025 compared to $1,156,000 as of December 31, 2024. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly. The credit to the allowance for loan losses for the year ended December 31, 2025 was due to improvements in the expected probability of default and loss given default for the Company’s corporate bonds. The provision for credit losses for the year ended December 31, 2024 was driven solely from the impact of the economic scenarios. There were no changes to the weightings of the economic scenarios.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the twelve months ended December 31, 2025 and 2024 (in thousands):

	For the Twelve Months Ended December 31,

Debt Securities Held-to-Maturity	2025	2024
Beginning ACL balance	$1,156	$1,051
(Credit) provision to credit losses	(716)	105
Total Ending ACL balance	$440	$1,156

The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. For non-rated investment securities, management receives quarterly performance updates to monitor for any credit concerns. There were no HTM securities on nonaccrual or past due over 89 days and still on accrual. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator. U.S. Government sponsored agencies are not included in the below tables as credit ratings are not applicable (in thousands).

	December 31, 2025			December 31, 2024
Debt Securities Held-to-Maturity	AAA/AA/A	BBB	Unrated	AAA/AA/A	BBB/BB/B	Unrated
Obligations of states and political subdivisions	$192,308	$—	$—	$192,156	$—	$—
Private label mortgage and asset backed securities	38,666	—	12,731	51,427	—	1,639
Corporate debt securities	—	18,373	14,036	—	30,218	15,990
Total debt securities held-to-maturity	$230,974	$18,373	$26,767	$243,583	$30,218	$17,629

Investment securities with amortized costs totaling $458,405,000 and $476,966,000 and fair values totaling $420,524,000 and $435,571,000 were pledged as collateral for borrowing arrangements, public funds and for other purposes at December 31, 2025 and 2024, respectively.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES ON LOANS

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $11,625,000 and $10,745,000 at December 31, 2025 and December 31, 2024 respectively is not included in the loan tables below and is included in other assets on the Company’s balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	December 31, 2025	December 31, 2024
Commercial:
Commercial and industrial	$156,744	$143,422
Agricultural production	34,152	37,323
Total commercial	190,896	180,745
Real estate:
Construction & other land loans	80,452	67,869
Commercial real estate - owner occupied	368,604	323,188
Commercial real estate - non-owner occupied	992,486	913,165
Farmland	142,100	139,815
Multi-family residential	199,123	133,595
1-4 family - close-ended	111,741	123,445
1-4 family - revolving	39,818	35,421
Total real estate	1,934,324	1,736,498
Consumer:
Manufactured housing	322,761	322,263
Other installment	92,589	92,839
Total consumer	415,350	415,102
Total loans, net of discount	2,540,570	2,332,345
Net deferred origination costs	287	1,876
Loans, net of deferred origination costs	2,540,857	2,334,221
Allowance for credit losses	(30,071)	(25,803)
Total loans, net	$2,510,786	$2,308,418

At December 31, 2025 and December 31, 2024, loans originated under Small Business Administration (SBA) programs totaling $21,161,000 and $21,618,000, respectively, were included in the real estate and commercial categories, of which, $16,044,000 or 76% and $16,519,000 or 76%, respectively, are secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses as of and for the twelve months ended December 31, 2025, 2024, and 2023 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2025	$1,752	$17,766	$2,751	$3,534	$25,803
Provision (credit) for credit losses (1)	954	2,128	(449)	1,567	4,200
Charge-offs	(169)	—	—	(222)	(391)
Recoveries	210	50	70	129	459
Ending balance, December 31, 2025	$2,747	$19,944	$2,372	$5,008	$30,071
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $3,754 includes a $716 credit for held-to-maturity securities and a $270 provision for unfunded loan commitments.

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

	Commercial	Real Estate	1-4 Family	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance, January 1, 2023 prior to adoption of ASU 2016-13 (CECL)	$1,820	$7,803	$601	$284	$340	$10,848
Impact of adoption of ASU 2016-13	448	1,693	1,620	489	(340)	3,910
(Credit) provision for credit losses (1)	(766)	296	199	186	—	(85)
Charge-offs	(636)	—	—	(53)	—	(689)
Recoveries	609	—	15	45	—	669
Ending balance, December 31, 2023	$1,475	$9,792	$2,435	$951	$—	$14,653
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $309 includes a $276 provision for held-to-maturity securities and a $118 provision for unfunded loan commitments.

During the twelve month period ended December 31, 2025, the provision for credit losses was primarily driven by loan growth. Additionally, the Company recorded an allowance for individually evaluated loans of $2.8 million during the year ended December 31, 2025 compared to $0 as of December 31, 2024. As of April 1, 2024, the Company recorded a provision for loan losses for non PCD loans of $10,877,000 and an allowance for credit losses for PCD loans $821,000 for the loan portfolio with a fair value of $920 million. During 2024, the Company adjusted the weightings utilized for the most likely, downside, or upside economic scenarios by adding a fourth scenario. The fourth economic scenario added was a downside scenario that projected less severe economic effects as compared to the existing downside scenario used in the reserve calculation. The more moderate downside scenario was added in recognition of the risk of a broader economic downturn in the economy occurring in the next twelve months not as severe as the previous downside scenario. Management believes that the addition of the fourth scenario provides a balanced range for expected credit losses. The Company updated its peer group during the second quarter of 2024, adding peer banks within the central coast of California and also larger peer banks due to the Company’s expanded footprint and increased asset size. During 2025, the Company continued to utilize four economic scenarios: most likely, severe downside, moderate downside, and upside. As of December 31, 2025, the Company shifted the weightings for the severe downside and moderate downside to be less weighted to the severe downside, but kept the weightings for base and upside consistent with December 31, 2024. Management believes that the allowance for credit losses at December 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables present the composition of nonaccrual loans as of December 31, 2025 and December 31, 2024 (in thousands).

	December 31, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,533	$—	1,533
Commercial real estate - owner occupied	—	101	101
Commercial real estate - non-owner occupied	—	530	530
Farmland	—	1,525	1,525
1-4 family real estate	—	1,697	1,697
Manufactured housing	809	676	1,485
Other installment	64	20	84
Total	$2,406	$4,549	$6,955

	December 31, 2024
	With an ACL	Without an ACL	Total Nonaccrual
Commercial real estate - owner occupied	$—	$120	$120
Commercial real estate - non-owner occupied	—	378	378
Farmland	—	2,398	2,398
1-4 family real estate	—	2,335	2,335
Consumer	—	15	15
Manufactured housing	—	1,215	1,215
Total	$—	$6,461	$6,461

The following tables present the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of December 31, 2025 and December 31, 2024 (in thousands).

	December 31, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial and industrial	$—	$—	$1,533	$1,533
Commercial real estate - owner occupied	—	101	—	101
Commercial real estate - non-owner occupied	—	13,394	530	13,924
Farmland	—	1,525	—	1,525
1-4 family real estate	—	1,697	—	1,697
Manufactured housing	1,485	—	—	1,485
Other installment	—	—	84	84
Total	$1,485	$16,717	$2,147	$20,349

	December 31, 2024
	Manufactured Homes	Real Estate	Machinery & Equipment	Total
Commercial and industrial	$—	$—	$—	$—
Commercial real estate - owner occupied	—	120	—	120
Commercial real estate - non-owner occupied	—	—	378	378
Farmland	—	2,398	—	2,398
1-4 family real estate	—	2,335	—	2,335
Manufactured housing	1,215	—	—	1,215
Total	$1,215	$4,853	$378	$6,446
Purchased loans and leases that reflect a more-than-insignificant deterioration of credit quality from origination are considered PCD. At the time of acquisition, the initial estimate of expected losses is recognized in the ACL. The following table provides a summary of loans and leases purchased as part of the acquisition with credit deterioration at the time of acquisition of April 1, 2024 (in thousands):

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$22,082	$23,892	$8,368	$13,847	$12,978	$8,523	$56,992	$—	$146,682
Special mention	715	—	66	678	—	—	—	—	1,459
Substandard	100	23	—	1,510	159	7,086	—	—	8,878
Total	$22,897	$23,915	$8,434	$16,035	$13,137	$15,609	$56,992	$—	$157,019
Current period gross write-offs	$169	$—	$—	$—	$—	$—	$—	$—	$169

Agricultural production
Pass/Watch	$1,637	$1,044	$43	$—	$5	$120	$29,372	$189	$32,410
Special mention	—	—	—	—	—	—	1,775		1,775
Substandard	—	—	—	—	—	—	—		—
Total	$1,637	$1,044	$43	$—	$5	$120	$31,147	$189	$34,185
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$22,329	$39,870	$6,610	$3,812	$5,267	$1,424	$370	$—	$79,682

Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	—	82
Total	$22,329	$39,870	$6,610	$3,812	$5,267	$1,506	$370	$—	$79,764
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$61,648	$47,277	$26,339	$46,297	$41,591	$131,861	$8,258	$—	$363,271
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,733	—	—	3,003	—	—	4,736
Total	$61,648	$47,277	$28,072	$46,297	$41,591	$134,864	$8,258	$—	$368,007
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$135,558	$74,414	$98,549	$175,212	$116,070	$305,565	$27,275	$—	$932,643
Special mention	—	20,217	—	4,211	615	3,746	350	—	29,139
Substandard	—	—	—	5,965	—	21,070	2,128	—	29,163
Total	$135,558	$94,631	$98,549	$185,388	$116,685	$330,381	$29,753	$—	$990,945
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$5,516	$4,569	$4,345	$16,049	$10,888	$61,865	$8,978	$1,500	$113,710
Special mention	1,800	—	399	—	—	3,983	—	—	6,182
Substandard	—	—	3,824	9,808	—	5,918	2,574	—	22,124
Total	$7,316	$4,569	$8,568	$25,857	$10,888	$71,766	$11,552	$1,500	$142,016
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$27,289	$12,287	$21,926	$30,928	$45,465	$28,376	$9,624	$—	$175,895
Special mention	—	—	15,600	—	—	—	—	—	15,600
Substandard	—	—	—	—	—	7,283	—	—	7,283
Total	$27,289	$12,287	$37,526	$30,928	$45,465	$35,659	$9,624	$—	$198,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$5,628	$2,020	$4,306	$55,888	$10,199	$19,882	$11,073	$230	$109,226
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	64	—	1,931	—	535	—	—	2,530
Total	$5,628	$2,084	$4,306	$57,819	$10,199	$20,417	$11,073	$230	$111,756
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$34,783	$5,231	$40,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	37	37

Total	$—	$—	$—	$—	$—	$—	$34,783	$5,268	$40,051
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured housing
Pass/Watch	$37,751	$42,557	$36,972	$41,922	$33,714	$126,298	$—	$—	$319,214
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	117	369	2	690	2,216	—	—	3,394
Total	$37,751	$42,674	$37,341	$41,924	$34,404	$128,514	$—	$—	$322,608
Current period gross write-offs	$17	$—	$—	$—	$—	$—	$—	$—	$17

Other installment
Pass/Watch	$32,798	$34,074	$15,061	$3,793	$3,419	$5,549	$465	$—	$95,159
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	28	365	93	83	—	—	569
Total	$32,798	$34,074	$15,089	$4,158	$3,512	$5,632	$465	$—	$95,728
Current period gross write-offs	$205	$—	$—	$—	$—	$—	$—	$—	$205

Total loans outstanding (risk rating):
Pass/Watch	$352,236	$282,004	$222,519	$387,748	$279,596	$689,463	$187,190	$7,150	$2,407,906
Special mention	2,515	20,217	16,065	4,889	615	7,729	2,125	—	54,155
Substandard	100	204	5,954	19,581	942	47,276	4,702	37	78,796
Grand Total	$354,851	$302,425	$244,538	$412,218	$281,153	$744,468	$194,017	$7,187	$2,540,857
Current period total gross write-offs	$391	$—	$—	$—	$—	$—	$—	$—	$391

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$29,768	$13,064	$16,231	$14,639	$4,518	$9,457	$44,199	$1,022	$132,898
Special mention	—	—	—	1,498	—	—	—	—	1,498
Substandard	29	—	1,545	—	—	1,106	6,700	—	9,380
Total	$29,797	$13,064	$17,776	$16,137	$4,518	$10,563	$50,899	$1,022	$143,776
Current period gross write-offs	$120	$—	$5	$—	$—	$45	$—	$—	$170

Agricultural production
Pass/Watch	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$5,152	$284	$—	$9	$—	$300	$31,620	$—	$37,365
Current period gross write-offs	$—	$—	$507	$—	$—	$—	$—	$—	$507

Construction & other land loans
Pass/Watch	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Special mention	—	—	—	—	—	—	—	—	—

Substandard	—	—	—	—	—	—	—	—	—
Total	$12,413	$20,137	$19,290	$14,166	$701	$733	$100	$—	$67,540
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$48,191	$23,314	$45,741	$43,354	$31,354	$117,466	$7,086	$—	$316,506
Special mention	—	—	—	—	158	2,958	—	—	3,116
Substandard	—	1,765	—	—	946	584	—	—	3,295
Total	$48,191	$25,079	$45,741	$43,354	$32,458	$121,008	$7,086	$—	$322,917
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$95,131	$115,292	$188,516	$118,773	$74,762	$261,586	$33,453	$1,250	$888,763
Special mention	—	—	590	633	—	6,356	—	—	7,579
Substandard	—	—	—	—	—	15,846	—	—	15,846
Total	$95,131	$115,292	$189,106	$119,406	$74,762	$283,788	$33,453	$1,250	$912,188
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$7,691	$4,945	$21,383	$12,288	$29,379	$42,815	$5,731	$—	$124,232
Special mention	—	4,025	—	—	—	—	1,166	—	5,191
Substandard	—	—	3,312	—	2,029	4,962	—	—	10,303
Total	$7,691	$8,970	$24,695	$12,288	$31,408	$47,777	$6,897	$—	$139,726
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Total	$12,844	$2,950	$31,070	$45,835	$13,591	$25,555	$1,671	$—	$133,516
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$2,501	$5,405	$63,350	$13,581	$6,993	$24,830	$3,975	$—	$120,635
Special mention	—	—	—	—	—	—	—	—	—
Substandard	78	—	2,257	—	—	551	—	—	2,886
Total	$2,579	$5,405	$65,607	$13,581	$6,993	$25,381	$3,975	$—	$123,521
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$29,718	$5,808	$35,526
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	116	116
Total	$—	$—	$—	$—	$—	$—	$29,718	$5,924	$35,642

Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured housing
Pass/Watch	$47,839	$43,468	$46,608	$39,299	$37,551	$105,216	$—	$—	$319,981
Special mention	—	—	—	—	—	—	—	—	$—
Substandard	—	—	318	464	481	1,015	—	—	$2,278
Total	$47,839	$43,468	$46,926	$39,763	$38,032	$106,231	$—	$—	$322,259
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Pass/Watch	$53,869	$22,700	$6,254	$4,987	$1,371	$5,740	$660	$—	$95,581
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	15	62	37	63	13	—	—	190
Total	$53,869	$22,715	$6,316	$5,024	$1,434	$5,753	$660	$—	$95,771
Current period gross write-offs	$58	$10	$50	$—	$—	$13	$1	$—	$132

Total loans outstanding (risk rating):
Pass/Watch	$315,399	$251,559	$438,443	$306,931	$200,220	$593,698	$158,213	$8,080	$2,272,543
Special mention	—	4,025	590	2,131	158	9,314	1,166	—	17,384
Substandard	107	1,780	7,494	501	3,519	24,077	6,700	116	44,294
Grand Total	$315,506	$257,364	$446,527	$309,563	$203,897	$627,089	$166,079	$8,196	$2,334,221
Current period total gross write-offs	$178	$10	$562	$—	$—	$58	$1	$—	$809
The following table shows an aging analysis of the loan portfolio by class at December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$551	$64	$1,510	$2,125	$154,619	$156,744	$—	$1,533
Agricultural production	—	—	—	—	34,152	34,152	—	—
Real estate:
Construction & other land loans	—	—	—	—	80,452	80,452	—	—
Commercial real estate - owner occupied	239	—	—	239	368,365	368,604	—	101
Commercial real estate - non-owner occupied	13,389	—	530	13,919	978,567	992,486	—	530
Farmland	—	—	1,525	1,525	140,575	142,100	—	1,525
Multi-family residential	—	—	—	—	199,123	199,123	—	—
1-4 family - close-ended	1,552	772	1,184	3,508	108,233	111,741	—	1,697
1-4 family - revolving	569	—	—	569	39,249	39,818	—	—
Consumer:
Manufactured housing	723	345	—	1,068	321,693	322,761	—	1,485
Other installment	162	93	—	255	92,334	92,589	—	84
Deferred costs	—	—	—	—	287	287	—	—
Total	$17,185	$1,274	$4,749	$23,208	$2,517,649	$2,540,857	$—	$6,955

The following table shows an aging analysis of the loan portfolio by class at December 31, 2024 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$272	$—	$—	$272	$143,150	$143,422	$—	$—
Agricultural production	—	—	—	—	37,323	37,323	—	—
Real estate:
Construction & other land loans	—	—	—	—	67,869	67,869	—	—
Commercial real estate - owner occupied	242	—	—	242	322,946	323,188	—	120
Commercial real estate - non-owner occupied	—	—	378	378	912,787	913,165	—	378
Farmland	164	—	2,398	2,562	137,253	139,815	—	2,398
Multi-family residential	—	—	—	—	133,595	133,595	—	—
1-4 family - close-ended	2,071	1,909	78	4,058	119,387	123,445	—	2,335
1-4 family - revolving	648	—	—	648	34,773	35,421	—	—
Consumer:
Manufactured housing	535	—	460	995	321,268	322,263	—	1,215
Other installment	656	27	—	683	92,156	92,839	—	15
Deferred costs	—	—	—	—	1,876	1,876	—	—
Total	$4,588	$1,936	$3,314	$9,838	$2,324,383	$2,334,221	$—	$6,461

Foregone interest on nonaccrual loans totaled $400,000, $234,000 and $0 for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively. Interest income recognized on non-accrual loans for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 was $45,000, $22,000, and $0, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the years ended December 31, 2025 or 2024.

5. BANK PREMISES AND EQUIPMENT

Bank premises and equipment consisted of the following (in thousands):

	December 31,
	2025	2024
Land	$3,552	$3,552
Buildings and improvements	8,102	7,187
Furniture, fixtures and equipment	29,191	17,710
Leasehold improvements	19,650	15,520
	60,495	43,969
Less accumulated depreciation and amortization	(36,950)	(19,500)
	$23,545	$24,469

Depreciation and amortization included in occupancy and equipment expense totaled $3,279,000, $2,206,000 and $891,000 for the years ended December 31, 2025, 2024, and 2023, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

Total goodwill at December 31, 2025 and 2024 was $96,828,000. Total goodwill at December 31, 2025 consisted of $43,051,000, $13,466,000, $10,394,000, $6,340,000, $14,643,000, and $8,934,000 representing the excess of the fair value of the consideration transferred in connection with the acquisitions of Community West Bancshares, Folsom Lake Bank, Sierra Vista Bank, Visalia Community Bank, Service 1st Bancorp, and Bank of Madera County, respectively, over the fair value of the net assets acquired and liabilities assumed as of each acquisition date accounted for under the acquisition method of accounting.

Intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2024 acquisition of Community West Bancshares less accumulated amortization. Upon acquisition, the core deposit intangible asset of Community West Bancshares was recorded as $10,019,000.

The following table summarizes the changes in the Company’s goodwill and core deposit intangible assets for the twelve months ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025		2024
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$9,268	$53,777	$—
Additions	—	—	43,051	10,019
Amortizations	—	(1,002)	—	(751)
Ending Balance	$96,828	$8,266	$96,828	$9,268

The following table presents the estimated amortization expense for core deposit intangible assets remaining at December 31, 2025 (in thousands):

Estimated Amortization
2026	$1,002
2027	1,002
2028	1,002
2029	1,002
2030	1,002
Thereafter	3,256
Total	$8,266

7. DEPOSITS

Interest-bearing deposits consisted of the following (in thousands):

	December 31,
	2025	2024
Savings	$171,977	$172,976
Money market	858,354	843,145
NOW accounts	502,727	470,548
Time, $250,000 or more	62,457	53,364
Time, under $250,000	440,994	389,920
	$2,036,509	$1,929,953
Included in time deposits, under $250,000, were brokered time deposits of $398,298,000 and $329,761,000 as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, uninsured deposits totaled $1,185,000,000 and $1,029,929,000, respectively.

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2026	$479,651
2027	21,782
2028	1,292
2029	502
2030	224
Thereafter	—
$503,451

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Savings	$609	$603	$245
Money market	20,048	20,284	8,910
NOW accounts	3,899	861	366
Time certificates of deposit	18,075	18,918	6,006
	$42,631	$40,666	$15,527

8. BORROWING ARRANGEMENTS

Federal Home Loan Bank Advances - As of December 31, 2025, the Company had an overnight borrowing advance for $73,000,000 outstanding with an interest rate of 4.02%. At December 31, 2024, the Company had an overnight borrowing advance with the FHLB for $35,000,000 with an interest rate of 5.70%. The Company had a short-term advance of $45,000,000 outstanding as of December 31, 2024, in addition to two long-term advances outstanding totaling $90,000,000 with a weighted average interest rate of 0.86%.

Approximately $1.2 billion in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $709.4 million as of December 31, 2025. Within the total borrowing capacity, FHLB advances are also secured by investment securities with a borrowing capacity totaling $156.7 million and $153.1 million and market values, as assigned by FHLB, totaling $198.4 million and $193.4 million at December 31, 2025 and December 31, 2024, respectively. The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Lines of Credit - The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $110 million at December 31, 2025 and 2024, respectively, at interest rates which vary with market conditions. As of December 31, 2025 and 2024, the Company had no advances with correspondent banks.

Federal Reserve Bank (FRB) Line of Credit - The Company has a line of credit in the amount of $3,411,000 and $3,669,000 with the Federal Reserve Bank of San Francisco (FRB) at December 31, 2025 and 2024, respectively, which bears interest at the prevailing discount rate and is collateralized by investment securities with amortized costs totaling $3,910,000 and $4,406,000 and market values totaling $3,536,000 and $3,828,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at December 31, 2025 and December 31, 2024:

Credit Lines (In thousands)	December 31, 2025	December 31, 2024
Unsecured Credit Lines
Credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Credit limit	$809,391	$738,556
Balance outstanding, net of discount	$73,000	$133,442
Collateral pledged	$1,446,828	$1,236,732
Fair value of collateral	$1,230,691	$1,083,041
Federal Reserve Bank
Credit limit	$3,411	$3,669
Balance outstanding	$—	$—
Collateral pledged	$3,910	$4,406
Fair value of collateral	$3,536	$3,828

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

Future undiscounted lease payments for operating leases with initial terms of one year or more as of December 31, 2025 are as follows (in thousands):

Years Ending December 31,
2026	$3,741
2027	2,992
2028	1,772
2029	1,244
2030	970
Thereafter	1,978
Total lease payments	12,697
Less: imputed interest	(1,088)
Present value of operating lease liabilities	$11,609

The table below summarizes the total lease cost for the period ending:

(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$3,846	$2,992	$2,375
Short-term lease cost	—	—	—
Variable lease cost	70	94	347
Total lease cost	$3,916	$3,086	$2,722

The table below summarizes other information related to our operating leases:

	December 31, 2025	December 31, 2024
Weighted average remaining lease term, in years	4.77	4.73
Weighted average discount rate	2.69%	2.20%

The table below shows operating lease right of use assets and operating lease liabilities as of:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$10,405	$9,509
Operating lease liabilities	$11,609	$10,315

The right-of-use-assets and lease liabilities are included with other assets and other liabilities on the consolidated balance sheets, respectively.

10. INCOME TAXES

The provision for income taxes for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	Federal	State	Total
2025
Current	$7,374	$4,527	$11,901
Deferred	1,737	722	2,459
Provision for income taxes	$9,111	$5,249	$14,360
2024
Current	$2,706	$1,493	$4,199
Deferred	(463)	(404)	(867)
Provision for income taxes	$2,243	$1,089	$3,332
2023
Current	$4,692	$3,502	$8,194
Deferred	176	(66)	110
Provision for income taxes	$4,868	$3,436	$8,304

Deferred tax assets (liabilities) consisted of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Unrealized loss on available-for-sale investment securities	$16,631	$23,132
Allowance for credit losses	8,890	7,970
Purchase accounting fair value adjustment	8,866	11,218
Deferred compensation	3,693	4,081
Operating lease liabilities	3,382	3,049
Net operating loss carryovers	2,075	3,175
Other deferred tax assets	1,018	848
State taxes	945	253
Mark-to-market adjustment	318	411
Loan and investment impairment	113	133
Partnership income	72	128
Other-than-temporary impairment	29	30
Low income housing tax credit carry-forward	—	942
Total deferred tax assets	46,032	55,370
Deferred tax liabilities:
Operating lease right-of-use assets	(3,032)	(2,811)
Core deposit intangible	(2,408)	(2,814)
Loan origination costs	(1,349)	(1,643)
Bank premises and equipment	(1,119)	(920)
Finance leases	(474)	(570)
FHLB stock	(189)	(191)
Total deferred tax liabilities	(8,571)	(8,949)
Net deferred tax assets	$37,461	$46,421

The determination of the amount of deferred income tax assets which are more likely than not to be realized is primarily dependent on projections of future earnings, which are subject to uncertainty and estimates that may change given economic conditions and other factors. The realization of deferred income tax assets is assessed and a valuation allowance is recorded if it is more likely than not that all or a portion of the deferred tax asset will not be realized. More likely than not is defined as greater than a 50% chance. All available evidence, both positive and negative is considered to determine whether, based on the weight of the evidence, a valuation allowance is needed. Thus, management concludes no valuation allowance is necessary against deferred tax assets as of December 31, 2025 and 2024.

The provision for income taxes differs from amounts computed by applying the statutory Federal income tax rates to operating income before income taxes. The significant items comprising these differences for the years ended December 31, 2025, 2024, and 2023 consisted of the following (amounts in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Federal income tax, at statutory rate	$11,031	21.0%	$2,310	21.0%	$7,106	21.0%
State taxes, net of federal tax benefit (1)	4,147	7.9%	860	7.8%	2,714	8.0%
Tax credits:
Low income housing tax credits	(1,912)	(3.6)%	(1,720)	(15.6)%	(847)	(2.5)%
Other tax credits	—	—%	—	—%	—	—%
Nontaxable or nondeductible items:
Tax exempt investment security income, net	(461)	(0.9)%	(438)	(4.0)%	(1,176)	(3.5)%
Bank owned life insurance, net	(322)	(0.6)%	(272)	(2.4)%	(214)	(0.6)%
Compensation - stock compensation	(48)	(0.1)%	(72)	(0.6)%	(13)	—%
Nondeductible employee compensation	—	—%	113	1.0%	—	—%
Nondeductible acquisition‑related expense	—	—%	416	3.8%	—	—%
Other nontaxable or nondeductible items	239	0.4%	194	1.7%	(64)	(0.2)%
Other Adjustments:
Amortization - low income housing tax credit investments	1,899	3.6%	1,976	17.9%	1,055	3.1%
Other tax benefits - low income housing tax credit investments	(399)	(0.8)%	(496)	(4.5)%	(257)	(0.8)%
Other	186	0.4%	461	4.2%	—	—%
Total provision for income taxes	$14,360	27.3%	$3,332	30.3%	$8,304	24.5%
(1) State taxes in California accounted for the majority of the tax effect within this category.

As of December 31, 2025, the Company had federal and California net operating loss (“NOL”) carry-forwards of $4,703,000 and $13,366,000, respectively. These NOLs were acquired through business combinations and are subject to Section 382 of the Internal Revenue Code of 1986, as amended (“IRC 382”). The federal and California NOLs begin to expire at various dates between 2033 and 2044, if not used. While they are subject to IRC 382, management has determined that all of the NOLs are more than likely than not to be utilized before they expire.

The Company and its subsidiary file income tax returns in the U.S. federal and California jurisdictions. The Company conducts all of its business activities in the State of California. There are no pending U.S. federal or state income tax examinations by those taxing authorities. The Company is no longer subject to the examination by U.S. federal taxing authorities for the years ended before December 31, 2022 and by the state taxing authorities for the years ended before December 31, 2021.

The Company's investments, net of amortization, in low income housing tax credit funds were $16,731,000 and $18,630,000 as of December 31, 2025 and 2024. The Company had gross commitments of $24,526,000 and $24,526,000 at December 31, 2025 and 2024, respectively of which $6,453,000 and $9,289,000 were unfunded as of December 31, 2025 and 2024, respectively. These investments are included in other assets on the consolidated balance sheets and the unfunded commitments are included in other liabilities. The Company recognized tax credits and other income tax benefits of $2,311,000 and $2,216,000 for the year ended December 2025 and 2024, respectively. Amortization of the investments recorded for the same periods were $1,899,000 and $1,976,000, respectively.

As of December 31, 2025, the Company has no unrecognized tax benefits and does not expect any material changes in the next 12 months.

During the years ended December 31, 2025 and 2024, the Company recorded no interest or penalties related to uncertain tax positions.

The following table presents the income taxes paid, net of refunds, for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Federal	$4,000	$1,400	$4,400
State and local:
California	4,000	1,170	3,300
Other	5	2	—
Total state and local	4,005	1,172	3,300
Total income taxes paid, net of refunds	$8,005	$2,572	$7,700

11. SENIOR DEBT AND SUBORDINATED DEBENTURES

The following table summarizes the Company’s subordinated debentures:

(Dollars in thousands)	December 31, 2025	December 31, 2024
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(121)	(266)
Floating rate senior debt bank loan, due 2032	29,492	30,000
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,526	$69,889

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

Interest expense recognized by the Company for the Subordinated Debentures for the years ended December 31, 2025, 2024, and 2023 was $1,239,000, $1,239,000, and $1,239,000, respectively.

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

Interest expense recognized by the Company for the Senior Debt for the years ended December 31, 2025, 2024, and 2023 was $2,035,000, $2,059,000, and $2,053,000, respectively.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st. The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008. The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2025, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security. For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%. As of December 31, 2025, the rate was 5.77%. Interest expense recognized by the Company for the years ended December 31, 2025, 2024, and 2023 was $317,000, $367,000 and $360,000, respectively.

12. COMMITMENTS AND CONTINGENCIES

Correspondent Banking Agreements - The Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements. Uninsured deposits with correspondent banks totaled $18,157,000 and $14,263,000 at December 31, 2025 and 2024, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (in thousands):

	December 31,
	2025	2024
Commitments to extend credit	$486,408	$399,331
Standby letters of credit	$5,005	$14,642

Commitments to extend credit consist primarily of unfunded commercial loan commitments and revolving lines of credit, single-family residential equity lines of credit and commercial and residential real estate construction loans. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally secured and are issued by the Bank to guarantee the financial obligation or performance of a customer to a third party. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The fair value of the liability related to these standby letters of credit, which represents the fees received for issuing the guarantees, was not significant at December 31, 2025 and 2024. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

At December 31, 2025, commercial loan commitments represent 48% of total commitments and are generally secured by collateral other than real estate or unsecured. Real estate loan commitments represent 49% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%. Consumer loan commitments represent the remaining 3% of total commitments and are generally unsecured. In addition, the majority of the Bank’s loan commitments have variable interest rates.

At December 31, 2025 and 2024, the allowance for credit losses on unfunded commitments was $1,325,000 and $1,055,000, respectively. The allowance for credit losses on unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process. While related to credit losses, this allocation is not a part of the allowance for credit losses and is considered separately as a liability for accounting and regulatory reporting purposes. Changes in the allowance for credit losses on unfunded commitments are recorded in provision for credit losses in the Consolidated Statements of Income.

Concentrations of Credit Risk - At December 31, 2025, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 83.6% of total loans of which 7.51% were commercial and 76.1% were real-estate-related.

At December 31, 2024, in management’s judgment, a concentration of loans existed in commercial loans and real-estate-related loans, representing approximately 82.1% of total loans of which 7.74% were commercial and 74.4% were real-estate-related.

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

Investments in Low Income Housing Tax Credit Funds - The unfunded commitments as of December 31, 2025 and 2024 in low income housing tax credit funds were $6,453,000 and $9,289,000, respectively. All commitments will be paid by the Company by 2038.

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

Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2025 and 2024.  There are no conditions or events since those notifications that management believes have changed those categories. The capital ratios for the Company and the Bank are presented in the table below (exclusive of the capital conservation buffer).

The following table presents the Company’s regulatory capital ratios as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$349,430	9.80%	$142,632	4.00%
Common Equity Tier 1 Ratio (CET 1)	$344,430	11.56%	$134,072	4.50%
Tier 1 Risk-Based Capital Ratio	$349,430	11.73%	$178,762	6.00%
Total Risk-Based Capital Ratio	$416,145	13.97%	$238,350	8.00%

December 31, 2024
Tier 1 Leverage Ratio	$316,343	9.17%	$138,018	4.00%
Common Equity Tier 1 Ratio (CET 1)	$311,343	11.15%	$125,632	4.50%
Tier 1 Risk-Based Capital Ratio	$316,343	11.33%	$167,510	6.00%
Total Risk-Based Capital Ratio	$379,091	13.58%	$223,346	8.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.

The following table presents the Bank’s regulatory capital ratios as of December 31, 2025 and December 31, 2024, as well as the minimum capital ratios for capital adequacy for the Bank:

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)
December 31, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$407,337	11.44%	$142,447	4.00%
Common Equity Tier 1 Ratio (CET 1)	$407,337	13.70%	$133,839	7.00%
Tier 1 Risk-Based Capital Ratio	$407,337	13.70%	$178,453	8.50%
Total Risk-Based Capital Ratio	$439,173	14.77%	$237,937	10.50%

December 31, 2024
Tier 1 Leverage Ratio	$377,411	11.04%	$138,031	4.00%
Common Equity Tier 1 Ratio (CET 1)	$377,411	13.54%	$125,474	7.00%
Tier 1 Risk-Based Capital Ratio	$377,411	13.54%	$167,299	8.50%
Total Risk-Based Capital Ratio	$405,425	14.54%	$223,065	10.50%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.
Dividends - During 2025, the Bank declared and paid cash dividends to the Company in the amount of $14,200,000, in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $9,162,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2025. During the year ended December 31, 2025, the Company repurchased and retired common stock in the amount of $151,000 in connection with amounts withheld for the vesting of equity awards for tax obligations.

During 2024, the Bank declared and paid dividends to the Company in the amount of $14,000,000 in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $8,230,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2024. During the year ended December 31, 2024, the Company repurchased and retired common stock in the amount of $38,000.

During 2023, the Bank and paid cash dividends to the Company in the amount of $6,963,000, in connection with cash dividends declared to the Company’s shareholders and holding company expenses as approved by the Company’s Board of Directors. The Company declared and paid a total of $5,657,000 or $0.48 per common share cash dividend to shareholders of record during the year ended December 31, 2023. During the year ended December 31, 2023, the Company repurchased and retired common stock in the amount of $1,000.

The Company’s primary source of income with which to pay cash dividends is dividends from the Bank. The California Financial Code restricts the total amount of dividends payable by a bank at any time without obtaining the prior approval of the California Department of Business Oversight to the lesser of (1) the Bank’s retained earnings or (2) the Bank’s net income for its last three fiscal years, less distributions made to shareholders during the same three-year period. At December 31, 2025, $50,031,000 of the Bank’s retained earnings were free of these restrictions.

A reconciliation of the numerators and denominators of the basic and diluted earnings per common share computations is as follows (in thousands, except share and per-share amounts):

	For the Years Ended December 31,
	2025	2024	2023
Basic Earnings Per Common Share:
Net income	$38,168	$7,666	$25,536
Weighted average shares outstanding	18,996,714	17,077,017	11,728,858
Net income per common share	$2.01	$0.45	$2.17
Diluted Earnings Per Common Share:
Net income	$38,168	$7,666	$25,536
Weighted average shares outstanding	18,996,714	17,077,017	11,728,858
Effect of dilutive stock options and warrants	72,575	102,779	24,014
Weighted average shares of common stock and common stock equivalents	19,069,289	17,179,796	11,752,872
Net income per diluted common share	$2.00	$0.45	$2.17

No outstanding options or restricted stock awards considered were anti-dilutive at December 31, 2025, 2024, and 2023.

14. EQUITY-BASED COMPENSATION

In May 2025, the Company adopted the Community West Bancshares 2025 Omnibus Incentive Plan (2025 Plan). The plan provides for awards in the form of stock options, restricted stock, restricted stock units, and other types of awards. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock or units, the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 500,000. Currently under the 2025 Plan, 500,000 shares remain reserved for future grants as of December 31, 2025.

Share-based compensation cost recognized was $1,158,000, $879,000, and $858,000 for the years ended December 31, 2025, 2024, and 2023, respectively. The recognized tax benefit for the exercise of stock options resulted in the recognition of $78,000, $81,000, and $0 for the years ended December 31, 2025, 2024, and 2023, respectively.

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

A summary of the combined activity of the stock option activity during the years then ended is presented below (dollars in thousands, except per-share amounts):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2023	—	$—	—	$—
Issued through acquisition	390,462	$13.23
Granted	—	$—
Exercised	(37,289)	$12.47
Forfeited	(54,510)	$13.80
Options outstanding at December 31, 2024	298,663	$13.22	3.49	$1,837,658
Granted	—	$—
Exercised	(101,434)	$10.78
Forfeited or swapped	(14,019)	$11.86
Options outstanding at December 31, 2025	183,210	$14.36	3.97	$1,491,504

The significant assumptions used to estimate fair value of the issued options at the time of the acquisition included: risk free rate 4.35%; dividend rate 4.31%, expected volatility 46.95%, and a weighted average expected term of 4.92 years in 2024. The weighted average grant date fair value per share was $9.58 for shares granted in 2024. No options were granted in 2025 and 2023.

Information related to the stock option plan during each year follows (in thousands):

	2025	2024	2023
Intrinsic value of options exercised	$912	$282	$—
Cash received from options exercised	$1,093	$465	$—
Excess tax benefit realized for option exercises	$78	$81	$—
As of December 31, 2025, there is no unrecognized compensation cost related to stock options granted under all Plans. All options are fully vested and exercisable.

Restricted Stock Awards

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

The following table summarizes restricted stock activity for the years ended as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested outstanding shares at January 1, 2023	46,706	$17.28
Granted	69,692	$15.86
Vested	(40,387)	$17.90
Forfeited	(878)	$15.79
Nonvested outstanding shares at December 31, 2023	75,133	$15.65
Granted	72,360	$16.93
Vested	(46,339)	$15.02
Forfeited	(3,658)	$15.96
Nonvested outstanding shares at December 31, 2024	97,496	$16.89
Granted	79,033	$17.76
Vested	(57,214)	$16.39
Forfeited	(1,880)	$16.41
Nonvested outstanding shares at December 31, 2025	117,435	$17.73
The shares awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries. Each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. As of December 31, 2025, there were 117,435 shares of restricted stock that are nonvested and expected to vest.

As of December 31, 2025, there was $1,354,000 of total unrecognized compensation cost related to nonvested restricted common stock. Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted average remaining period of 2.13 years and will be adjusted for subsequent changes in estimated forfeitures.

15. EMPLOYEE BENEFITS

401(k) and Profit Sharing Plan - The Bank has established a 401(k) and profit sharing plan. The 401(k) plan covers substantially all employees who have completed a one-month employment period. Participants in the profit sharing plan are eligible to receive employer contributions after completion of two years of service. Bank contributions to the profit sharing plan are determined at the discretion of the Board of Directors. Participants are automatically vested 100% in all employer contributions. The Bank contributed $850,000, $550,000, and $850,000 to the profit sharing plan in 2025, 2024, and 2023, respectively.

Additionally, the Bank may elect to make a matching contribution to the participants’ 401(k) plan accounts. The amount to be contributed is announced by the Bank at the beginning of the plan year. For the years ended December 31, 2025, 2024, and 2023, the Bank made a 100% matching contribution on all deferred amounts up to 5% of eligible compensation.  For the years ended December 31, 2025, 2024, and 2023, the Bank made matching contributions totaling $1,714,000, $1,623,000, and $1,089,000, respectively.

Deferred Compensation Plans - The Bank has a nonqualified Deferred Compensation Plan which provides directors with an unfunded, deferred compensation program. Under the plan, eligible participants may elect to defer some or all of their current compensation or director fees.  Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.34% at December 31, 2025). At December 31, 2025 and 2024, the total net deferrals included in accrued interest payable and other liabilities were $4,026,000 and $4,265,000, respectively.

In connection with the above plan, single premium universal life insurance policies on the life of certain directors were purchased by the Bank, which is the beneficiary and owner of the policies. The cash surrender value of the policies totaled $11,166,000 and $11,510,000 and at December 31, 2025 and 2024, respectively. Income recognized on these policies, net of related expenses, for the years ended December 31, 2025, 2024, and 2023, was $298,000, $258,000, and $292,000, respectively.

In October 2015, the Board of Directors of the Company and the Bank adopted a board resolution to create the Central Valley Community Bank Executive Deferred Compensation Plan (the Executive Plan). Pursuant to the Executive Plan, all eligible executives of the Bank may elect to defer up to 50 percent of their compensation for each deferral year. Deferred amounts earn interest at an annual rate determined by the Board of Directors (5.34% at December 31, 2025). At December 31, 2025 and 2024, the total net deferrals included in accrued interest payable and other liabilities were $45,000 and $238,000, respectively.

Salary Continuation Plans - The Board of Directors has approved salary continuation plans for certain key executives. Under these plans, the Bank is obligated to provide the executives with annual benefits for 0-15 years after retirement. In connection with the acquisitions of Folsom Lake Bank (FLB), Service 1st Bank, and Visalia Community Bank (VCB), the Bank assumed a liability for the estimated present value of future benefits payable to former key executives of FLB, Service 1st, and VCB. The liability relates to change in control benefits associated with their salary continuation plans. The benefits are payable to the individuals when they reach retirement age. These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Bank on the life of the executives. The expense (benefit) recognized under these plans for the years ended December 31, 2025, 2024, and 2023, totaled $339,000, $541,000, and $186,000, respectively. Note, the expense is effected by the changing discount rate used to calculate the liability. Accrued compensation payable under the salary continuation plans totaled $8,166,000 and $8,689,000 at December 31, 2025 and 2024, respectively. These benefits are substantially equivalent to those available under split-dollar life insurance policies acquired.

In connection with these plans, the Bank purchased single-premium life insurance policies with cash surrender values totaling $42,997,000 and $41,809,000 at December 31, 2025 and 2024, respectively. Income recognized on these policies, net of related expense, for the years ended December 31, 2025, 2024, and 2023 totaled $1,486,000, $1,068,000, and $743,000, respectively.

Employee Stock Purchase Plan - During 2017, the Company adopted an Employee Stock Purchase Plan which allows employees to purchase the Company’s stock at a discount to fair market value as of the date of purchase. The Company bears all costs of administering the plan, including broker’s fees, commissions, postage and other costs actually incurred.

As of December 31, 2025, the Company had 384,338 shares remaining for purchase under the plan.

16. RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. The following is a summary of the aggregate activity involving related-party borrowers (in thousands):

	2025	2024
Balance, January 1	$23,762	24,278
Disbursements	2,369	145
Amounts repaid	(1,046)	(661)
Balance, December 31	$25,085	$23,762
Undisbursed commitments to related parties, December 31	$464	$464

As of December 31, 2025 and 2024, the Company had $34,230,000 and $39,669,000 in related party deposits, respectively.

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

Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

The estimated carrying and fair values of the Company’s financial instruments are as follows (in thousands):

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,627	$27,627	$—	$—	$27,627
Interest-earning deposits in other banks	91,357	91,357	—	—	91,357
Held-to-maturity investment securities	287,117	—	267,649	—	267,649
Loans, net	2,510,786	—	—	2,506,681	2,506,681
Financial liabilities:
Time deposits	503,451	—	503,423	—	503,423
Borrowings	73,000	—	73,000	—	73,000
Senior debt and subordinated debentures	69,526	—	—	66,181	66,181

	December 31, 2024
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$28,029	$28,029	$—	$—	$28,029
Interest-earning deposits in other banks	92,369	92,369	—	—	92,369
Held-to-maturity investment securities	301,359	—	274,568	—	274,568
Loans, net	2,308,418	—	—	2,252,462	2,252,462
Financial liabilities:
Time deposits	443,284	—	440,046	—	440,046
Short-term borrowings	133,442	—	133,743	—	133,743
Senior debt and subordinated debentures	69,889	—	—	62,535	62,535

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Available-for-sale debt securities:
U.S. Treasury securities	$9,509	$9,509	$—	$—
U.S. Government agencies	63	—	63	—
Obligations of states and political subdivisions	165,961	—	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	64,697	—	64,697	—
Private label mortgage and asset backed securities	228,669	—	228,669	—
Corporate debt securities	511	—	511	—
Equity Securities	6,797	6,797	—	—
Total assets measured at fair value on a recurring basis	$476,207	$16,306	$459,901	$—

	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Available-for-sale debt securities:
U.S. Treasury securities	$9,058	$9,058	$—	$—
U.S. Government agencies	65	—	65	—
Obligations of states and political subdivisions	164,640	—	164,640	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	72,302	—	72,302	—
Private label residential mortgage and asset backed securities	230,555	—	230,555	—
Equity Securities	6,586	6,586	—	—
Total assets measured at fair value on a recurring basis	$483,206	$15,644	$467,562	$—

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

Management evaluates the significance of transfers between levels based upon the nature of the financial instrument and size of the transfer relative to total assets, total liabilities or total earnings. During the years ended December 31, 2025 and 2024, no transfers between levels occurred.

There were no Level 3 assets measured at fair value on a recurring basis at December 31, 2025 or December 31, 2024. Also there were no liabilities measured at fair value on a recurring basis at December 31, 2025 or December 31, 2024.

Non-Recurring Basis

The table below presents the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the date indicated (in thousands):

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$11,937	—	—	$11,937
Commercial and industrial	1,000	—	—	1,000
Other installment loans	54	—	—	54
Total collateral dependent loans	$12,991	—	—	$12,991

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2025. There were no assets or liabilities measured on a non-recurring basis at December 31, 2024.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2025 (in thousands):

	Fair Value Measurements Using
December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$12,991	Fair value of underlying collateral	Cost to sell	Not meaningful N/A

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

There were no changes in valuation techniques used during the periods ended December 31, 2025 or December 31, 2024.

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

The Company’s chief operating decision maker (CODM) is the Chief Executive Officer. The CODM is provided with consolidated balance sheets, income statements, and net interest margin analyses in order to evaluate the revenue streams, significant expenses, and budget-to-actual results in assessing the Company’s segment and determining the allocation of resources. Additionally, the CODM reviews performance of various components of banking operations, such as asset mix, funding sources for assets, and overhead costs, in order to assess product pricing, profitability and evaluate return on assets. The CODM uses consolidated net income, return on average assets, and return on average equity to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring budget-to-actual results are used in assessing performance and in establishing compensation.

	Years ended December 31,
(in thousands)	2025	2024	2023
Interest and dividend income	$185,710	$160,388	$102,418
Reconciliation of revenue:
Other noninterest income	10,488	6,445	7,020
Total consolidated revenue	196,198	166,833	109,438
Less:
Interest expense	49,530	50,021	19,989
Segment net interest income and noninterest income	146,668	116,812	89,449
Less:
Provision for credit losses	3,754	11,113	309
Salaries and employee benefits	49,841	48,470	31,367
Other segment items (1)	40,545	46,231	23,933
Income tax expense	14,360	3,332	8,304
Consolidated net income	$38,168	$7,666	$25,536

	As of December 31,
Reconciliation of assets	2025	2024
Total assets for reportable segment	$3,690,317	$3,521,771
Adjustments and reconciling items	—	—
Total consolidated assets	$3,690,317	$3,521,771
(1) - Other segment items include other non-interest expense such as occupancy expense, data processing, professional fees, regulatory assessments, and advertising.

19. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

December 31, 2025 and 2024

(In thousands)	2025	2024
ASSETS
Cash and cash equivalents	$1,955	$303
Investment in Bank subsidiary	472,650	428,907
Other assets	5,006	3,564
Total assets	$479,611	$432,774
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Senior debt and subordinated debentures	$69,526	$69,889
Other liabilities	497	200
Total liabilities	70,023	70,089
Shareholders’ equity:
Common stock	210,222	207,816
Retained earnings	238,990	209,984
Accumulated other comprehensive loss, net of tax	(39,624)	(55,115)
Total shareholders’ equity	409,588	362,685
Total liabilities and shareholders’ equity	$479,611	$432,774

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
Income:
Dividends declared by Subsidiary (Company)	$14,200	$14,000	$6,963
Other income	10	30	11
Total income	14,210	14,030	6,974
Expenses:
Interest on subordinated debentures and borrowings	3,591	3,298	3,652
Professional fees	320	514	1,305
Other expenses	2,132	3,825	283
Total expenses	6,043	7,637	5,240
Income before equity in undistributed net income of Subsidiary	8,167	6,393	1,734
Equity in undistributed (deficit in distributed) net income of Subsidiary, net of distributions	28,252	(477)	22,256
Income before income tax benefit	36,419	5,916	23,990
Benefit from income taxes	1,749	1,750	1,546
Net income	$38,168	$7,666	$25,536

Total other comprehensive income	15,491	10,919	15,193
Comprehensive income	$53,659	$18,585	$40,729

CONDENSED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2025, 2024, and 2023

(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$38,168	$7,666	$25,536
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed net income of subsidiary, net of distributions	(28,252)	477	(22,256)
Equity-based compensation	1,158	879	858
Amortization of unamortized issuance cost	145	145	145
Net increase in other assets	(1,442)	(2,017)	(715)
Net increase (decrease) in other liabilities	297	(68)	(542)
Net cash provided by operating activities	10,074	7,082	3,026
Cash flows used in investing activities:
Cash flows from financing activities:
Cash dividend payments on common stock	(9,162)	(8,230)	(5,657)
Repayments of senior debt	(508)	—	—
Purchase and retirement of common stock	(151)	(38)	(1)
Proceeds from exercise of stock options	1,093	465	—
Proceeds from stock issued under employee stock purchase plan	306	248	206
Net cash used in financing activities	(8,422)	(7,555)	(5,452)
Change in cash and cash equivalents	1,652	(473)	(2,426)
Cash and cash equivalents at beginning of year	303	776	3,202
Cash and cash equivalents at end of year	$1,955	$303	$776

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest	$3,248	$2,756	$4,180

20. SUBSEQUENT EVENTS

Dividend Declared

On January 21, 2026, the Board of Directors declared a 0.12 per share cash dividend payable on February 20, 2026 to shareholders of record as of February 6, 2026.

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

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a- l 5(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the guidelines established in the Internal Control--Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. We reviewed the results of management’s assessment with our Audit Committee.

Audit Report of the Independent Registered Public Accounting Firm. Baker Tilly US, LLP, an independent registered public accounting firm, has issued its report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Baker Tilly’s report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C-     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10 -DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

ITEM 11 -EXECUTIVE COMPENSATION.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 12 -SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Certain information regarding securities authorized for issuance under our equity compensation plans is included under the section captioned “Securities Authorized for Issuance Under Equity Compensation Plans” in Item 5 in this Annual Report on Form 10-K. Other information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 13 -CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

ITEM 14 -PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to our Proxy Statement (Schedule 14A) for our 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year-end.

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

2.5
Agreement and Plan of Merger by and between Community West Bancshares and United Security Bancshares, dated December 16, 2025, attached as Exhibit 2.1 to the Form 8-K filed December 17, 2025, and incorporated herein by reference.

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

10.20
Second Amended and Restated Executive Salary Continuation Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.21
Second Amended and Restated Life Insurance Endorsement Method Split Dollar Plan Agreement effective July 1, 2011, by and between Central Valley Community Bank and Daniel J. Doyle, attached as Exhibit 10.90 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011 and incorporated herein by reference.*

10.22
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.99 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.23
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.100 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.24
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.101 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.25
Amended Split Dollar Plan Agreement and Endorsement effective March 21, 2012, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.102 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed May 11, 2012 and incorporated herein by reference.*

10.26
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Daniel N. Cunningham, attached as Exhibit 10.104 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.27
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Louis McMurray, attached as Exhibit 10.106 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.28
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and Steven D. McDonald, attached as Exhibit 10.107 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.29
Amended Split Dollar Plan Agreement and Endorsement effective December 18, 2013, by and between Central Valley Community Bank and William S. Smittcamp, attached as Exhibit 10.108 to Annual Report on Form 10K for the year ended December 31, 2013, filed March 21, 2014 and incorporated herein by reference.*

10.30
Central Valley Community Bank Executive Deferred Compensation Plan dated October 21, 2015, attached as Exhibit 10.110 to Annual Report on Form 10-K for the year ended December 31, 2015, filed March 15, 2016 and incorporated herein by reference.*

10.31
Central Valley Community Bancorp 2015 Omnibus Incentive Plan dated May 20, 2015, attached as Exhibit 10.114 to Annual Report on Form 10-K for the year ended December 31, 2016, filed March 29, 2017 and incorporated herein by reference.*

10.32
Service 1st Bank Salary Continuation Agreement by and between Service 1st Bank and Patrick J. Carman effective August 22, 2008, as amended, attached as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 29, 2017 and incorporated herein by reference.*

10.33
Central Valley Community Bancorp Employee Stock Purchase Plan dated June 1, 2017, attached as Exhibit 4.3 to Registration Statement No. 333-218408 on Form S-8, filed June 1, 2017 and incorporated herein by reference.*

10.34
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and James J. Kim, dated February 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2018 filed March 8, 2019 and incorporated herein by reference.*

10.35
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019, attached as Exhibit 10.84 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed as March 6, 2020 and incorporated herein by reference.*

10.36
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Teresa Gilio, dated May 1, 2019. attached as Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 6, 2020 and incorporated herein by reference.*

10.37
Amended Executive Salary Continuation Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.86 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.38
Amended Life Insurance Endorsement Method Split Dollar Agreement effective April 1, 2020, by and between Central Valley Community Bank and James J. Kim, attached as Exhibit 10.87 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.39
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.88 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.40
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Ken Ramos, dated April 1, 2020, attached as Exhibit 10.89 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed May 6, 2020 and incorporated herein by reference.*

10.41
Change in Control Agreement by and between Central Valley Community Bank and James J. Kim, Patrick A. Luis, A. Kenneth Ramos, Teresa Gilio, and Blaine C. Lauhon, Dated April 30, 2021, attached as Exhibit 99.1 to file Form 8-K, filed May 5, 2021 and incorporated herein by reference.*

10.42
Executive Salary Continuation Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.93 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.43
Life Insurance Endorsement Method Split Dollar Plan Agreement by and between Central Valley Community Bank and Patrick Luis, dated July 1, 2021, attached as Exhibit 10.94 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 4, 2021 and incorporated herein by reference.*

10.44
Employment Agreement by and among Community West Bancshares, Community West Bank and James J. Kim effective January 30, 2024, attached as Exhibit 10.2 to the Form 8K/A filed February 10, 2025 and incorporated herein by reference.*

10.45
Restricted Stock Award Agreement by and between Central Valley Community Bancorp and James J. Kim, dated February 1, 2022, attached as Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2021 filed March 9, 2022 and incorporated herein by reference.*

10.46
Change in Control Agreement by and between Central Valley Community Bank and Jeffrey Martin, effective June 3, 2022, attached as Exhibit 99.1 to the Form 8K filed June 3, 2022 and incorporated herein by reference.*

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

10.61
Termination Agreement by and among Community West Bancshares, Community West Bank and Patrick A. Luis, dated March 3, 2025, attached as Exhibit 10.1 to the Form 8-K filed March 5, 2025, and incorporated herein by reference.

10.62	Employment Agreement by and between Community West Bank and Hinson M. Thomas, dated March 17, 2025, attached as Exhibit 10.1 to the Form 8-K filed March 17, 2025, and incorporated herein by reference.

10.63
Voting and Support Agreement dated as of December 16, 2025, by and among Community West Bancshares, each of the shareholders of United Security Bancshares identified on Exhibit A thereto and, solely for the purposes of Article 4 thereof, each individual identified as a “spouse” in Exhibit A thereto, attached as Exhibit 10.1 to the Form 8-K filed December 17, 2025, and incorporated herein by reference.

10.64
Acquiror Voting and Support Agreement dated as of December 16, 2025, by and among United Security Bancshares, Community West Bancshares, each of the shareholders of Community West Bancshares identified on Exhibit A thereto and, solely for the purposes of Article 4 thereof, each individual identified as a “spouse” in Exhibit A thereto, attached as Exhibit 10.2 to the Form 8-K filed December 17, 2025, and incorporated herein by reference.

10.65
Employment Agreement, dated as of December 16, 2025, by and between Community West Bank and Dennis R. Woods, attached as Exhibit 10.1 to the Form S-4 filed February 4, 2026, and incorporated herein by reference.

16.1	Letter from Moss Adams LLP to the U.S. Securities and Exchange Commission, dated June 6, 2025, attached as Exhibit 16.1 to the Form 8-K filed June 6, 2025, and incorporated herein by reference.

19.1	Insider Trading Policy

21	Subsidiaries, attached as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated by reference.

23.1	Consent of Baker Tilly US, LLP

24	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Rule 13a-14(a) [Section 302] Certification Of Principal Executive Officer

31.2	Rule 13a-14(a) [Section 302] Certification Of Principal Financial Officer

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350. As Adopted Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

97.1	Executive Officer Incentive Compensation Recovery Policy, attached as Exhibit 97.1 to Annual Report on Form 10K for the year ended December 31, 2023, and incorporated by reference.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Link Document

*              Management contract and compensatory plans.

ITEM 16     FORM 10-K SUMMARY

Omitted at registrant’s option

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY WEST BANCSHARES

Date:	March 11, 2026	By:	/s/ James J. Kim
James J. Kim
Chief Executive Officer
(Principal Executive Officer)

Date:	March 11, 2026	By:	/s/ Shannon R. Livingston
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

/s/ James J. Kim	March 11, 2026
James J. Kim,
Chief Executive Officer and Director (Principal Executive Officer)

/s/ Shannon R. Livingston	March 11, 2026
Shannon R. Livingston
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Daniel J. Doyle	March 11, 2026
Daniel J. Doyle,
Chairman of the Board and Director

/s/ Robert H. Bartlein	March 11, 2026
Robert H. Bartlein,
Vice Chairman of the Board and Director

/s/ Suzanne M. Chadwick	March 11, 2026
Suzanne M. Chadwick, Director

/s/ Daniel N. Cunningham	March 11, 2026
Daniel N. Cunningham, Director

/s/ Tom L. Dobyns	March 11, 2026
Tom L. Dobyns, Director

/s/ F.T. “Tommy” Elliott, IV	March 11, 2026
F.T. “Tommy” Elliott, IV, Director

/s/ Robert J. Flautt	March 11, 2026
Robert J. Flautt, Director

/s/ James W. Lokey	March 11, 2026
James W. Lokey, Director

/s/ Andriana D. Majarian	March 11, 2026
Andriana D. Majarian, Director

/s/ Steven D. McDonald	March 11, 2026
Steven D. McDonald, Director

/s/ Martin E. Plourd	March 11, 2026
Martin E. Plourd, President & Director

/s/ Dorothea D. Silva	March 11, 2026
Dorothea D. Silva, Director

/s/ William S. Smittcamp	March 11, 2026
William S. Smittcamp, Director

/s/ Kirk B. Stovesand	March 11, 2026
Kirk B. Stovesand, Director