Form 10-Q
period 2026-03-31
Community West Bancshares
filed 2026-05-08
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026
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

As of May 7, 2026 there were 27,134,206 shares of the registrant’s common stock outstanding.
2

COMMUNITY WEST BANCSHARES

2026 QUARTERLY REPORT ON FORM 10-Q

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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	March 31, 2026	December 31, 2025

ASSETS
Cash and due from banks	$37,925	$27,627
Interest-earning deposits in other banks	92,401	91,357
Total cash and cash equivalents	130,326	118,984
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $508,605 at March 31, 2026 and $509,083 at December 31, 2025, respectively	467,871	469,410
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $407 at March 31, 2026 and $440 at December 31, 2025, respectively	281,078	287,117
Equity securities, at fair value	6,755	6,797
Loans, less allowance for credit losses of $30,230 at March 31, 2026 and $30,071 at December 31, 2025, respectively	2,520,828	2,510,786
Bank premises and equipment, net	25,387	23,545
Bank-owned life insurance	54,540	54,163
Federal Home Loan Bank stock	10,978	10,978
Goodwill	96,828	96,828
Core deposit intangibles	8,015	8,266
Accrued interest receivable and other assets	100,377	103,443
Total assets	$3,702,983	$3,690,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,047,641	$1,058,765
Interest bearing	2,093,952	2,036,509
Total deposits	3,141,593	3,095,274
Borrowings	34,000	73,000
Senior debt and subordinated debentures, less debt issuance costs of $85 at March 31, 2026 and $121 at December 31, 2025	69,176	69,526
Accrued interest payable and other liabilities	39,011	42,929
Total liabilities	3,283,780	3,280,729
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Non-voting common stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 19,185,275 at March 31, 2026 and 19,163,452 at December 31, 2025	210,858	210,222
Retained earnings	248,180	238,990
Accumulated other comprehensive loss, net of tax	(39,835)	(39,624)
Total shareholders’ equity	419,203	409,588
Total liabilities and shareholders’ equity	$3,702,983	$3,690,317

 See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands, except share and per-share amounts)	2026	2025
INTEREST INCOME:
Interest and fees on loans	$41,905	$38,425
Interest on deposits in other banks	850	1,056
Interest and dividends on investment securities:
Taxable	3,872	4,350
Exempt from Federal income taxes	1,265	1,307
Total interest income	47,892	45,138
INTEREST EXPENSE:
Interest on deposits	10,835	10,388
Interest on borrowings	212	1,673
Interest on senior debt and subordinated debentures	842	895
Total interest expense	11,889	12,956
Net interest income before provision for credit losses	36,003	32,182
PROVISION (CREDIT) FOR CREDIT LOSSES	90	(41)
Net interest income after provision for credit losses	35,913	32,223
NON-INTEREST INCOME:
Service charges	518	502
Other income	2,270	2,109
Total non-interest income	2,788	2,611
NON-INTEREST EXPENSES:
Salaries and employee benefits	12,764	12,959
Occupancy and equipment	2,855	2,827
Other expense	7,368	7,684
Total non-interest expenses	22,987	23,470
Income before provision for income taxes	15,714	11,364
Provision for income taxes	4,225	3,071
Net income	$11,489	$8,293
Earnings per common share:
Basic earnings per share	$0.60	$0.44
Weighted average common shares used in basic computation	19,060,177	18,933,830
Diluted earnings per share	$0.60	$0.44
Weighted average common shares used in diluted computation	19,137,134	19,014,773
Cash dividend per common share	$0.12	$0.12

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Net income	$11,489	$8,293
Other comprehensive (loss) income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(1,061)	2,755
Amortization of net unrealized losses transferred	762	589
Other comprehensive (loss) income, before tax	(299)	3,344
Tax effect	88	(989)
Total other comprehensive (loss) income	(211)	2,355
Comprehensive income	$11,278	$10,648

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)

				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685
Net income	—	—	8,293	—	8,293
Other comprehensive income	—	—	—	2,355	2,355
Stock issued under employee stock purchase plan	6,642	123	—	—	123
Restricted stock granted, net of forfeitures	9,507	—	—	—	—
Stock-based compensation expense	—	291	—	—	291
Cash dividend	—	—	(2,278)	—	(2,278)
Stock options exercised	74,343	808	—	—	808
Repurchase and retirement of common stock	(4,130)	(80)	—	—	(80)
Balance, March 31, 2025	19,061,009	$208,958	$215,999	$(52,760)	$372,197

Balance, December 31, 2025	19,163,452	$210,222	$238,990	$(39,624)	$409,588
Net income	—	—	11,489	—	11,489
Other comprehensive loss	—	—	—	(211)	(211)
Stock issued under employee stock purchase plan	5,451	113	—	—	113
Restricted stock forfeitures	(730)	—	—	—	—
Stock-based compensation expense	—	278	—	—	278
Cash dividend	—	—	(2,299)	—	(2,299)
Stock options exercised	19,520	302	—	—	302
Repurchase and retirement of common stock	(2,418)	(57)	—	—	(57)
Balance, March 31, 2026	19,185,275	$210,858	$248,180	$(39,835)	$419,203

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,489	$8,293
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(313)	25
Depreciation	833	805
Accretion of discounts on investments	(625)	(444)
Amortization of premiums on investments	2,119	2,035
Amortization of debt issuance costs	36	36
Accretion of premiums and discounts on acquired loans, net	(2,274)	(3,370)
Amortization of core deposit intangibles	251	251
Amortization of fair value marks on liabilities assumed	155	1,287
Stock-based compensation	278	291
Provision (credit) for credit losses	90	(41)
Net loss on disposal of premises and equipment	44	36
Net gain on sale of foreclosed assets	(25)	—
Net change in equity securities	42	(98)
Increase in bank-owned life insurance, net of expenses	(377)	(366)
Net decrease (increase) in accrued interest receivable and other assets	2,793	(722)
Net (decrease) increase in accrued interest payable and other liabilities	(4,590)	1,875
Net change for deferred income taxes	996	1,174
Net cash provided by operating activities	10,922	11,067
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investment securities	(4,016)	—
Proceeds from calls of held-to-maturity investment securities	6,000	—
Proceeds from maturity and principal repayments of available-for-sale investment securities	3,423	9,659
Proceeds from maturity and principal repayments of held-to-maturity investment securities	412	555
Net increase in loans	(7,576)	(9,210)
Proceeds from sale of foreclosed assets	59	—
Purchases of premises and equipment	(2,719)	(317)
Proceeds from sale of premises and equipment	—	117
Net cash (used in) provided by investing activities	(4,417)	804
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	6,733	7,725
Net increase in time deposits	39,431	9,825
Proceeds from borrowings from Federal Home Loan Bank	1,215,000	178,000
Repayments of borrowings to Federal Home Loan Bank	(1,254,000)	(178,000)
Repayments of senior debt	(386)	—
Repurchase and retirement of common stock	(57)	(80)
Proceeds from stock issued under employee stock purchase plan	113	123
Proceeds from exercise of stock options	302	808
Cash dividend payments on common stock	(2,299)	(2,278)
Net cash provided by financing activities	4,837	16,123
Increase in cash and cash equivalents	11,342	27,994
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,984	120,398
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$130,326	$148,392

See notes to unaudited consolidated financial statements.

	For the Three Months Ended March 31,
(In thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$11,355	$13,100
Income taxes, net of refunds	(377)	—
Operating cash flows from operating leases	974	820
Non-cash investing and financing activities:
Unrealized (loss) gain on securities available for sale	$(1,061)	$2,755
Right-of-use assets obtained in exchange for lease liabilities	$669	$1,083
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Note 1. Basis of Presentation

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2025 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at March 31, 2026, and the results of its operations and its cash flows for the three month interim periods ended March 31, 2026 and 2025 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Recently Issued or Adopted Accounting Pronouncements
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

On November 12 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). The Board decided not to change the existing models for originated assets, purchased credit deteriorated assets (PCD) or other acquired assets. Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the “day-one” credit loss estimate does not impact earnings immediately but rather is amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within). We have adopted ASU 2025-08 as of January 1, 2026 on a prospective basis.

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

Note 2. Business Combinations

On April 1, 2026, the Company completed its previously announced merger (“Merger”) with United Security Bancshares (“USB”) pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Following the Merger, United Security Bank, a wholly owned subsidiary of USB, merged with and into Community West Bank (the “Bank”), a wholly owned subsidiary of the Company, with the Bank continuing as the surviving bank.

Pursuant to the terms of the Merger, each outstanding share of USB capital stock was automatically converted as a result of the Merger into the right to receive 0.4520 shares of the Company’s common stock, with cash to be paid in lieu of fractional shares. Each outstanding share of the Company’s common stock remains outstanding and was unaffected by the Merger. As a result of the Merger, the Company issued approximately 7,921,100 shares of Company common stock. The financial condition and results of operation of the combined companies will begin to be reported in the 2026 second quarter results.

The acquisition improves the Company’s footprint in Central California and diversifies the Company’s commercial banking business, adds additional revenue enhancing products, and creates operational efficiencies.

Immediately subsequent to the merger, the newly combined company, had total assets of approximately $5.0 billion. Immediately prior to the merger on March 31, 2026, USB had loans outstanding of approximately $937 million, deposits outstanding of approximately $1.1 billion, and total assets of approximately $1.2 billion. These amounts are subject to change as the Company is in the process of determining the fair value of USB assets and liabilities acquired in accordance with generally accepted accounting principles. The Company anticipates recording goodwill and core deposit intangibles with this acquisition. Merger-related expenses of $289,000, are reflected in non-interest expense on the Consolidated Statements of Income for the three months ended March 31, 2026. Merger related expenses for the three months ended March 31, 2025 were related to the merger with Community West.

The Company will file an amended Form 8-K on or before June 17, 2026 that will include financial statements for USB and combined pro forma financial information for the Company and USB as if the Merger was effective as of March 31, 2026 for the balance sheet and January 1, 2025 for the statements of income. The pro forma financial information will reflect various adjustments required by applicable acquisition accounting rules.

The acquisition of USB will be accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed and consideration exchanged will be recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values become available. The fair value of the acquired assets and liabilities is in process.

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	March 31, 2026
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,996	$—	$(500)	$9,496	$—
U.S. Government agencies	65	—	(3)	62	—
Obligations of states and political subdivisions	179,689	1	(15,096)	164,594	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	69,596	53	(3,004)	66,645	—
Private label mortgage and asset backed securities	248,794	66	(22,298)	226,562	—
Corporate debt securities	465	47	—	512	—
Total available-for-sale	$508,605	$167	$(40,901)	$467,871	$—

	March 31, 2026
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,367	$40	$(15,409)	$176,998	$19
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,532	—	(1,713)	9,819	—
Private label mortgage and asset backed securities	50,986	—	(3,525)	47,461	71
Corporate debt securities	26,600	27	(977)	25,650	317
Total held-to-maturity	$281,485	$67	$(21,624)	$259,928	$407

	December 31, 2025
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,996	$—	$(487)	$9,509	$—
U.S. Government agencies	66	—	(3)	63	—
Obligations of states and political subdivisions	180,395	5	(14,439)	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	67,588	94	(2,985)	64,697	—
Private label mortgage and asset backed securities	250,575	61	(21,967)	228,669	—
Corporate debt securities	463	48	—	511
Total available-for-sale	$509,083	$208	$(39,881)	$469,410	$—

	December 31, 2025
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,308	$55	$(13,595)	$178,768	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,443	—	(1,632)	9,811	—
Private label mortgage and asset backed securities	51,397	—	(3,282)	48,115	25
Corporate debt securities	32,409	59	(1,513)	30,955	395
Total held-to-maturity	$287,557	$114	$(20,022)	$267,649	$440

During the three months ended March 31, 2026 and 2025, the Company received $6,000,000 and $0 in proceeds from calls of investment securities and no gross realized gains (losses) from sales or calls of investment securities. No securities were sold during the three months ended March 31, 2026 and 2025, respectively.

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at March 31, 2026 by contractual maturity is shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	March 31, 2026
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	39,547	36,709
After five years through ten years	14,264	13,461
After ten years	135,874	123,920
	189,685	174,090
Investment securities not due at a single maturity date:
U.S. Government agencies	65	62
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	69,596	66,645
Private label mortgage and asset backed securities	248,794	226,562
Corporate debt securities	465	512
Total available-for-sale	$508,605	$467,871

	March 31, 2026
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	32,488	31,714
After five years through ten years	60,732	57,202
After ten years	99,147	88,082
	192,367	176,998
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,532	9,819
Private label mortgage and asset backed securities	50,986	47,461
Corporate debt securities	26,600	25,650
Total held-to-maturity	$281,485	$259,928

At March 31, 2026 there were no issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity.

The following table summarizes the Company’s AFS debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	March 31, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,496	$(500)	$9,496	$(500)
U.S. Government agencies	—	—	62	(3)	62	(3)
Obligations of states and political subdivisions	1,236	(85)	161,468	(15,011)	162,704	(15,096)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	3,954	(55)	53,072	(2,949)	57,026	(3,004)
Private label mortgage and asset backed securities	—	—	217,067	(22,298)	217,067	(22,298)
Total available-for-sale	$5,190	$(140)	$441,165	$(40,761)	$446,355	$(40,901)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,509	$(487)	$9,509	$(487)
U.S. Government agencies	—	—	63	(3)	63	(3)
Obligations of states and political subdivisions	1,257	(68)	162,730	(14,371)	163,987	(14,439)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,071	(21)	50,458	(2,964)	54,529	(2,985)
Private label mortgage and asset backed securities	—	—	221,568	(21,967)	221,568	(21,967)
Total available-for-sale	$5,328	$(89)	$444,328	$(39,792)	$449,656	$(39,881)

As of March 31, 2026, the Company had a total of 123 AFS debt securities in a gross unrealized loss position with no credit impairment, consisting of 1 U.S. Treasury security, 41 obligations of states and political subdivisions, 32 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 49 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each AFS debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at March 31, 2026. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of March 31, 2026, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

The allowance for credit losses on HTM securities was $407,000 at March 31, 2026. The allowance for credit losses on HTM securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the three months ended March 31, 2026 and 2025 (in thousands):

	For the Three Months Ended March 31,

Debt Securities Held-to-Maturity	2026	2025
Beginning ACL balance	$440	$1,156
(Credit) to credit losses	(33)	(182)
Total Ending ACL balance	$407	$974

During the three month period ended March 31, 2026, the credit to credit losses for held-to-maturity securities was primarily driven by the passage of time. Management believes that the allowance for credit losses for held-to-maturity securities at March 31, 2026 appropriately reflected expected credit losses at that date.

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

	March 31, 2026
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,367	$—	$—
Private label mortgage and asset backed securities	38,739	—	12,247
Corporate debt securities	—	15,468	11,132
Total debt securities held-to-maturity	$231,106	$15,468	$23,379

Note 4. Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $10,882,000 and $11,625,000 at March 31, 2026 and December 31, 2025 respectively is not included in the loan tables below and is included in other assets on the Company’s consolidated balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	March 31, 2026	December 31, 2025
Commercial:
Commercial and industrial	$176,653	$156,744
Agricultural production	26,054	34,152
Total commercial	202,707	190,896
Real estate:
Construction & other land loans	88,550	80,452
Commercial real estate - owner occupied	392,349	368,604
Commercial real estate - non-owner occupied	969,158	992,486
Farmland	143,427	142,100
Multi-family residential	180,612	199,123
1-4 family - close-ended	113,278	111,741
1-4 family - revolving	42,128	39,818
Total real estate	1,929,502	1,934,324
Consumer:
Manufactured housing	323,241	322,761
Other installment	95,073	92,589
Total consumer	418,314	415,350
Total gross loans	2,550,523	2,540,570
Net deferred origination costs	535	287
Loans, net of deferred origination costs	2,551,058	2,540,857
Allowance for credit losses	(30,230)	(30,071)
Total loans, net	$2,520,828	$2,510,786

At March 31, 2026 and December 31, 2025, loans originated under Small Business Administration (SBA) programs totaling $22,717,000 and $21,161,000, respectively, were included in the real estate and commercial categories, of which, $17,144,000 or 75% and $16,044,000 or 76%, respectively, were secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses as of and for the three months ended March 31, 2026 and 2025 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2026	$2,747	$19,944	$2,372	$5,008	$30,071
Provision (credit) for credit losses (1)	298	505	(39)	(642)	122
Charge-offs	—	—	—	(11)	(11)
Recoveries	20	—	9	19	48
Ending balance, March 31, 2026	$3,065	$20,449	$2,342	$4,374	$30,230
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $90 includes a $(33) credit for held-to-maturity securities and a $1 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2025	$1,752	$17,766	$2,751	$3,534	$25,803
(Credit) provision for credit losses (1)	(35)	(379)	(238)	820	168
Charge-offs	(6)	—	—	(23)	(29)
Recoveries	71	—	8	74	153
Ending balance, March 31, 2025	$1,782	$17,387	$2,521	$4,405	$26,095
(1) Represents provision (credit) to credit losses for loans only. The credit for credit losses on the Consolidated Statements of Income of $(41) includes a $(182) credit for held-to-maturity securities and a $(27) credit for unfunded loan commitments.

During the three month period ended March 31, 2026, the provision for credit losses was primarily driven by limited loan growth during the quarter. During the quarter, there was a decrease in the required reserve for the consumer segment which was driven by improved loss rates, particularly in the manufactured housing portfolio. This was partially offset by increases in reserves for the commercial and commercial real estate loan categories. Management believes that the allowance for credit losses at March 31, 2026 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables present the composition of nonaccrual loans as of March 31, 2026 and December 31, 2025 respectively (in thousands).

	March 31, 2026
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,588	$—	1,588
Commercial real estate - owner occupied	—	1,058	1,058
Commercial real estate - non-owner occupied	13,364	518	13,882
Farmland	1,844	637	2,481
1-4 family real estate	—	2,450	2,450
Manufactured housing	633	827	1,460
Other installment	63	15	78
Total	$17,492	$5,505	$22,997

	December 31, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,533	$—	$1,533
Commercial real estate - owner occupied	—	101	101
Commercial real estate - non-owner occupied	—	530	530
Farmland	—	1,525	1,525
1-4 family real estate	—	1,697	1,697
Manufactured housing	809	676	1,485
Other installment	64	20	84
Total	$2,406	$4,549	$6,955
The following tables present the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of March 31, 2026 and December 31, 2025 (in thousands).

	March 31, 2026
	Manufactured Homes	Real Estate	Machinery & Equipment	Automobiles	Total
Commercial and industrial	$—	$—	$1,588	$—	$1,588
Commercial real estate - owner occupied	—	1,058	—	—	1,058
Commercial real estate - non-owner occupied	—	13,364	518	—	13,882
Farmland	—	2,481	—	—	2,481
1-4 family real estate	—	2,450	—	—	2,450
Manufactured housing	1,460	—	—	—	1,460
Other installment	—	—	—	78	78
Total	$1,460	$19,353	$2,106	$78	$22,997

	December 31, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Automobiles	Total
Commercial and industrial	$—	$—	$1,533	$—	$1,533
Commercial real estate - owner occupied	—	101	—	—	101
Commercial real estate - non-owner occupied	—	13,394	530	—	13,924
Farmland	—	1,525	—	—	1,525
1-4 family real estate	—	1,697	—	—	1,697
Manufactured housing	1,485	—	—	—	1,485
Other installment	—	—	—	84	84
Total	$1,485	$16,717	$2,063	$84	$20,349

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the gross charge-offs recognized during the three months ended March 31, 2026 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$10,849	$21,033	$22,592	$10,720	$13,339	$20,080	$67,510	$1,271	$167,394
Special mention	—	315	—	—	78	—	—	—	393
Substandard	—	236	186	—	1,423	7,086	286	—	9,217
Total	$10,849	$21,584	$22,778	$10,720	$14,840	$27,166	$67,796	$1,271	$177,004
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Agricultural production
Pass/Watch	$344	$1,082	$554	$43	$—	$52	$21,493	$493	$24,061
Special mention	—	—	—	—	—	—	1,770		1,770
Substandard	—	—	—	—	—	—	255		255
Total	$344	$1,082	$554	$43	$—	$52	$23,518	$493	$26,086
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$109	$30,400	$40,858	$6,973	$2,332	$6,750	$470	$—	$87,892
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	78	—	—	78
Total	$109	$30,400	$40,858	$6,973	$2,332	$6,828	$470	$—	$87,970
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$30,761	$62,124	$46,896	$23,265	$45,857	$169,361	$6,851	$1,898	$387,013
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,724	—	2,994	—	—	4,718

Total	$30,761	$62,124	$46,896	$24,989	$45,857	$172,355	$6,851	$1,898	$391,731
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$11,359	$135,176	$68,752	$93,987	$173,275	$405,689	$26,244	$139	$914,621
Special mention	—	—	20,141	—	3,622	1,337	350	—	25,450
Substandard	—	—	—	—	5,493	20,168	1,908	—	27,569
Total	$11,359	$135,176	$88,893	$93,987	$182,390	$427,194	$28,502	$139	$967,640
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$7,512	$6,122	$4,466	$4,205	$15,916	$70,119	$7,923	$—	$116,263
Special mention	—	1,800	—	399	—	3,812	—	—	6,011
Substandard	—	—	—	3,623	9,506	5,051	2,828	—	21,008
Total	$7,512	$7,922	$4,466	$8,227	$25,422	$78,982	$10,751	$—	$143,282
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$1,701	$27,201	$12,317	$21,777	$30,870	$55,523	$8,030	$—	$157,419
Special mention	—	—	—	15,600	—	—	—	—	15,600
Substandard		—	—	—	—	7,273	—	—	7,273
Total	$1,701	$27,201	$12,317	$37,377	$30,870	$62,796	$8,030	$—	$180,292
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$4,795	$5,404	$1,972	$54,683	$3,904	$28,933	$10,552	$—	$110,243
Special mention	—	—	—	—	—	—	276	—	276
Substandard	—	—	50	2,400	297	—	—	—	2,747
Total	$4,795	$5,404	$2,022	$57,083	$4,201	$28,933	$10,828	$—	$113,266
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$41,621	$712	$42,333
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	36	36
Total	$—	$—	$—	$—	$—	$—	$41,621	$748	$42,369
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$4,377	$40,725	$42,236	$36,080	$41,334	$154,840	$—	$—	$319,592
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	117	278	—	3,013	—	—	3,408
Total	$4,377	$40,725	$42,353	$36,358	$41,334	$157,853	$—	$—	$323,000
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Pass/Watch	$10,209	$31,743	$29,497	$13,819	$3,582	$8,573	$501	$1	$97,925
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	26	303	164	—	—	493
Total	$10,209	$31,743	$29,497	$13,845	$3,885	$8,737	$501	$1	$98,418
Current period gross write-offs	$1	$—	$—	$10	$—	$—	$—	$—	$11

Total loans outstanding (risk rating):
Pass/Watch	$82,016	$361,010	$270,140	$265,552	$330,409	$919,920	$191,195	$4,514	$2,424,756
Special mention	—	2,115	20,141	15,999	3,700	5,149	2,396	—	49,500
Substandard	—	236	353	8,051	17,022	45,827	5,277	36	76,802
Grand Total	$82,016	$363,361	$290,634	$289,602	$351,131	$970,896	$198,868	$4,550	$2,551,058
Current period total gross write-offs	$1	$—	$—	$10	$—	$—	$—	$—	$11

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the twelve months ended December 31, 2025 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$22,082	$23,892	$8,368	$13,847	$12,978	$8,523	$56,992	$—	$146,682
Special mention	715	—	66	678	—	—	—	—	1,459
Substandard	100	23	—	1,510	159	7,086	—	—	8,878
Total	$22,897	$23,915	$8,434	$16,035	$13,137	$15,609	$56,992	$—	$157,019
Current period gross write-offs	$169	$—	$—	$—	$—	$—	$—	$—	$169

Agricultural production
Pass/Watch	$1,637	$1,044	$43	$—	$5	$120	$29,372	$189	$32,410
Special mention	—	—	—	—	—	—	1,775		1,775
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,637	$1,044	$43	$—	$5	$120	$31,147	$189	$34,185
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$22,329	$39,870	$6,610	$3,812	$5,267	$1,424	$370	$—	$79,682
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	—	82
Total	$22,329	$39,870	$6,610	$3,812	$5,267	$1,506	$370	$—	$79,764
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied

Pass/Watch	$61,648	$47,277	$26,339	$46,297	$41,591	$131,861	$8,258	$—	$363,271
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,733	—	—	3,003	—	—	4,736
Total	$61,648	$47,277	$28,072	$46,297	$41,591	$134,864	$8,258	$—	$368,007
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$135,558	$74,414	$98,549	$175,212	$116,070	$305,565	$27,275	$—	$932,643
Special mention	—	20,217	—	4,211	615	3,746	350	—	29,139
Substandard	—	—	—	5,965	—	21,070	2,128	—	29,163
Total	$135,558	$94,631	$98,549	$185,388	$116,685	$330,381	$29,753	$—	$990,945
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$5,516	$4,569	$4,345	$16,049	$10,888	$61,865	$8,978	$1,500	$113,710
Special mention	1,800	—	399	—	—	3,983	—	—	6,182
Substandard	—	—	3,824	9,808	—	5,918	2,574	—	22,124
Total	$7,316	$4,569	$8,568	$25,857	$10,888	$71,766	$11,552	$1,500	$142,016
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$27,289	$12,287	$21,926	$30,928	$45,465	$28,376	$9,624	$—	$175,895
Special mention	—	—	15,600	—	—	—	—	—	15,600
Substandard	—	—	—	—	—	7,283	—	—	7,283
Total	$27,289	$12,287	$37,526	$30,928	$45,465	$35,659	$9,624	$—	$198,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$5,628	$2,020	$4,306	$55,888	$10,199	$19,882	$11,073	$230	$109,226
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	64	—	1,931	—	535	—	—	2,530
Total	$5,628	$2,084	$4,306	$57,819	$10,199	$20,417	$11,073	$230	$111,756
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$34,783	$5,231	$40,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	37	37
Total	$—	$—	$—	$—	$—	$—	$34,783	$5,268	$40,051
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$37,751	$42,557	$36,972	$41,922	$33,714	$126,298	$—	$—	$319,214
Special mention	—	—	—	—	—	—	—	—	—

Substandard	—	117	369	2	690	2,216	—	—	3,394
Total	$37,751	$42,674	$37,341	$41,924	$34,404	$128,514	$—	$—	$322,608
Current period gross write-offs	$17	$—	$—	$—	$—	$—	$—	$—	$17

Other installment
Pass/Watch	$32,798	$34,074	$15,061	$3,793	$3,419	$5,549	$465	$—	$95,159
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	28	365	93	83	—	—	569
Total	$32,798	$34,074	$15,089	$4,158	$3,512	$5,632	$465	$—	$95,728
Current period gross write-offs	$205	$—	$—	$—	$—	$—	$—	$—	$205

Total loans outstanding (risk rating):
Pass/Watch	$352,236	$282,004	$222,519	$387,748	$279,596	$689,463	$187,190	$7,150	$2,407,906
Special mention	2,515	20,217	16,065	4,889	615	7,729	2,125	—	54,155
Substandard	100	204	5,954	19,581	942	47,276	4,702	37	78,796
Grand Total	$354,851	$302,425	$244,538	$412,218	$281,153	$744,468	$194,017	$7,187	$2,540,857
Current period total gross write-offs	$391	$—	$—	$—	$—	$—	$—	$—	$391

The following table shows an aging analysis of the loan portfolio by class at March 31, 2026 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$580	$253	$1,423	$2,256	$174,397	$176,653	$—	$1,588
Agricultural production	—	—	—	—	26,054	26,054	—	—
Real estate:
Construction & other land loans	—	—	—	—	88,550	88,550	—	—
Commercial real estate - owner occupied	—	962	—	962	391,387	392,349	—	1,058
Commercial real estate - non-owner occupied	1,663	13,364	380	15,407	953,751	969,158	—	13,882
Farmland	—	1,844	636	2,480	140,947	143,427	—	2,481
Multi-family residential	—	—	—	—	180,612	180,612	—	—
1-4 family - close-ended	1,576	—	2,400	3,976	109,876	113,852	—	2,450
1-4 family - revolving	50	—	—	50	42,078	42,128	—	—
Consumer:
Manufactured housing	1,767	35	—	1,802	321,439	323,241	—	1,460
Other installment	457	86	—	543	94,530	95,073	—	78
Deferred costs	—	—	—	—	535	535	—	—
Total	$6,093	$16,544	$4,839	$27,476	$2,524,156	$2,551,632	$—	$22,997

The following table shows an aging analysis of the loan portfolio by class at December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$551	$64	$1,510	$2,125	$154,619	$156,744	$—	$1,533
Agricultural production	—	—	—	—	34,152	34,152	—	—
Real estate:
Construction & other land loans	—	—	—	—	80,452	80,452	—	—
Commercial real estate - owner occupied	239	—	—	239	368,365	368,604	—	101
Commercial real estate - non-owner occupied	13,389	—	530	13,919	978,567	992,486	—	530
Farmland	—	—	1,525	1,525	140,575	142,100	—	1,525
Multi-family residential	—	—	—	—	199,123	199,123	—	—
1-4 family - close-ended	1,552	772	1,184	3,508	108,233	111,741	—	1,697
1-4 family - revolving	569	—	—	569	39,249	39,818	—	—
Consumer:
Manufactured housing	723	345	—	1,068	321,693	322,761	—	1,485
Other installment	162	93	—	255	92,334	92,589	—	84
Deferred costs	—	—	—	—	287	287	—	—
Total	$17,185	$1,274	$4,749	$23,208	$2,517,649	$2,540,857	$—	$6,955

There was $427,000 foregone interest on nonaccrual loans for the three month period ended March 31, 2026 compared to $82,000 for the same period in 2025. Interest income recognized on non-accrual loans for the three months ended March 31, 2026 and 2025 was $10,000 and $13,000, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty during the three month periods ended March 31, 2026 or 2025.

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

The following tables summarize the changes in the Company’s goodwill and core deposit intangible assets for the three months ended March 31, 2026 and 2025 (in thousands):

	For Three Months Ended March 31,
	2026		2025
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$8,266	$96,828	$9,268
Additions	—	—	—	—
Amortizations	—	(251)	—	(251)
Ending Balance	$96,828	$8,015	$96,828	$9,017

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at March 31, 2026 (in thousands):

Estimated Amortization
2026	$751
2027	1,002
2028	1,002
2029	1,002
2030	1,002
Thereafter	3,256
Total	$8,015

Note 6. Deposits

The composition of the deposits at March 31, 2026 and December 31, 2025 is summarized in the table below (in thousands):

	March 31, 2026	December 31, 2025
Savings and NOW accounts	$654,153	$674,704
MMA accounts	896,762	858,354
Time deposits	543,037	503,451
Total interest-bearing	2,093,952	2,036,509
Non-interest bearing	1,047,641	1,058,765
Total deposits	$3,141,593	$3,095,274
Brokered deposits included in time deposits	$435,898	$329,761
As of March 31, 2026 and December 31, 2025, uninsured deposits totaled $1,213,266,000 and $1,185,118,000, respectively.

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2026	$386,685
2027	152,617
2028	2,293
2029	580
2030	237
Thereafter	625
Total	$543,037

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Savings	$155	$147
Money market	5,084	5,100
NOW accounts	1,013	712
Time certificates of deposit	4,583	4,429
Total	$10,835	$10,388

Note 7. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $110,000,000 at March 31, 2026 and December 31, 2025, respectively, at interest rates which vary with market conditions. As of March 31, 2026 and December 31, 2025, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of March 31, 2026, the Company had an overnight borrowing for $34,000,000 with an interest rate of 3.98%.

Approximately $1,299,717,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $811,119,000 as of March 31, 2026. FHLB advances are also secured by investment securities with a borrowing capacity totaling $153,853,000 and $156,669,000 and market values, as assigned by FHLB, totaling $194,963,000 and $198,374,000 at March 31, 2026 and December 31, 2025, respectively. The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit - The Company has a line of credit through the discount window in the amount of $3,286,000 and $3,411,000 with the Federal Reserve Bank of San Francisco (FRB) at March 31, 2026 and December 31, 2025, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,824,000 and $3,910,000 and market values totaling $3,426,000 and $3,536,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2026 and December 31, 2025:

Credit Lines (In thousands)	March 31, 2026	December 31, 2025
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	845,119	809,391
Balance outstanding, net of discount	34,000	73,000
Letters of credit	—	27,000
Collateral pledged	1,925,229	1,446,828
Fair value of collateral	1,288,746	1,230,691
Federal Reserve Bank
Credit limit	3,286	3,411
Balance outstanding	—	—
Collateral pledged	3,824	3,910
Fair value of collateral	3,426	3,536

Note 8. Senior Debt & Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(85)	(121)
Floating rate senior debt bank loan, due 2032	29,106	29,492
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Total subordinated debentures	$69,176	$69,526

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

Interest expense recognized by the Company for the Subordinated Debentures for the three months ended March 31, 2026 and 2025 was $310,000.

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

Interest expense recognized by the Company for the Senior Debt for the three months ended March 31, 2026 was $461,000 compared to $506,000 for the three months ended March 31, 2025.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st. The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008. The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At March 31, 2026, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of March 31, 2026, the rate was 5.53%.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three months ended March 31, 2026 was $71,000 compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three months ended March 31, 2025 of $79,000.

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

Commitments to extend credit amounting to $503,127,000 and $491,413,000 were outstanding at March 31, 2026 and December 31, 2025, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $497,644,000 and $486,408,000 at March 31, 2026 and December 31, 2025, respectively. Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $80,500,000 and $89,745,000 as of March 31, 2026 and December 31, 2025, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $5,483,000 and $5,005,000 were outstanding at March 31, 2026 and December 31, 2025, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at March 31, 2026 or December 31, 2025. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At March 31, 2026 and December 31, 2025, the allowance for credit losses of unfunded commitments was $1,326,000 and $1,325,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process. While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 10. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Federal Home Loan Bank dividends	$557	$241
Interchange Fees	464	516
Appreciation in cash surrender value of bank owned life insurance	377	366
Loan placement fees	146	171
Other	726	815
Total other non-interest income	$2,270	$2,109

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Information technology	$1,713	$1,902
Data processing expense	760	800
Professional services	622	864
Regulatory assessments	526	491
ATM/Debit card expenses	347	393
Merger and acquisition expense	289	276
Amortization of core deposit intangibles	251	251
Directors’ expenses	236	216
Advertising	201	261
Loan related expenses	185	212
Personnel other	38	101
Other expense	2,200	1,917
Total other non-interest expense	$7,368	$7,684

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2026	2025
Net income	$11,489	$8,293
Weighted average shares outstanding	19,060,177	18,933,830
Basic earnings per share	$0.60	$0.44

Diluted Earnings Per Share	For the Three Months Ended March 31,
(In thousands, except share and per share amounts)	2026	2025
Net income	$11,489	$8,293
Weighted average shares outstanding	19,060,177	18,933,830
Effect of dilutive stock options and restricted stock	76,957	80,943
Weighted average shares of common stock and common stock equivalents	19,137,134	19,014,773
Diluted earnings per share	$0.60	$0.44

Options to purchase 162,505 shares of common stock were outstanding as of March 31, 2026, compared to 215,831 outstanding as of March 31, 2025. There were 105,382 and 96,036 restricted stock awards unvested and outstanding at March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026 and 2025, there were no anti-dilutive weighted average shares outstanding.

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

Note 12. Share-Based Compensation

In May 2025, the Company adopted the Community West Bancshares 2025 Omnibus Incentive Plan (the “2025 Plan”). The plan provides for awards in the form of stock options, restricted stock, restricted stock units, and other types of awards. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock or units, the exercise price in the case of stock options and the grant value in the case of restricted stock may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 500,000. Currently under the 2025 Plan, 500,000 shares remain reserved for future grants as of March 31, 2026.

Share-based compensation cost recognized was $278,000 for the three months ended March 31, 2026 and $291,000 for the three months ended March 31, 2025.

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

A summary of the activity of the Company’s stock options for the three months ended March 31, 2026 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	183,210	$14.36
Exercised	(19,520)	15.47
Expired	(1,185)	8.98
Options outstanding at March 31, 2026	162,505	$14.27

As of March 31, 2026, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

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

The following table summarizes restricted stock activity for the three months ended March 31, 2026 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2025	117,435	$17.73
Granted	—	—
Vested	(11,323)	19.32
Forfeited	(730)	17.14
Nonvested outstanding shares at March 31, 2026	105,382	$17.56

As of March 31, 2026, there were 105,382 shares of restricted stock that are nonvested and expected to vest. As of March 31, 2026, there was $1,070,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.12 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	March 31, 2026
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$37,925	$37,925	$—	$—	$37,925
Interest-earning deposits in other banks	92,401	92,401	—	—	92,401
Held-to-maturity investment securities	281,078	—	259,928	—	259,928
Loans, net	2,520,828	—	—	2,520,311	2,520,311
Financial liabilities:
Time deposits	543,037	—	541,601	—	541,601
Borrowings	34,000	—	34,000	—	34,000
Senior debt and subordinated debentures	69,176	—	—	66,014	66,014

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,627	$27,627	$—	$—	$27,627
Interest-earning deposits in other banks	91,357	91,357	—	—	91,357
Held-to-maturity investment securities	287,117	—	267,649	—	267,649
Loans, net	2,510,786	—	—	2,506,681	2,506,681
Financial liabilities:
Time deposits	503,451	—	503,423	—	503,423
Borrowings	73,000	—	73,000	—	73,000
Senior debt and subordinated debentures	69,526	—	—	66,181	66,181

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,496	$9,496	$—	$—
U.S. Government agencies	62	—	62	—
Obligations of states and political subdivisions	164,594	—	164,594	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	66,645	—	66,645	—
Private label mortgage and asset backed securities	226,562	—	226,562	—
Corporate debt securities	512	—	512	—
Equity securities	6,755	6,755	—	—
Total assets measured at fair value on a recurring basis	$474,626	$16,251	$458,375	$—

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,509	$9,509	$—	$—
U.S. Government agencies	63	—	63	—
Obligations of states and political subdivisions	165,961	—	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	64,697	—	64,697	—
Private label mortgage and asset backed securities	228,669	—	228,669	—
Corporate debt securities	511	—	511	—
Equity securities	6,797	6,797	—	—
Total assets measured at fair value on a recurring basis	$476,207	$16,306	$459,901	$—

The table below presents the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

	Fair Value Measurements Using
March 31, 2026	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$11,004	—	—	$11,004
Commercial and industrial	1,137	—	—	1,137
Farmland	1,510	—	—	1,510
Other installment loans	54	—	—	54
Total collateral dependent loans	$13,705	—	—	$13,705

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$11,937	—	—	$11,937
Commercial and industrial	1,000	—	—	1,000
Farmland	—	—	—	—
Other installment loans	54	—	—	54
Total collateral dependent loans	$12,991	—	—	$12,991

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
March 31, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$13,705	Fair value of property	Cost to sell	Not meaningful N/A

	Fair Value Measurements Using
December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$12,991	Fair value of property	Cost to sell	Not meaningful N/A

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

There were no liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

There were no changes in valuation techniques used during the periods ended March 31, 2026 or December 31, 2025.

Note 14. Subsequent Events

Dividend Declared

On April 22, 2026, the Board of Directors declared a $0.12 per share cash dividend payable on May 22, 2026 to shareholders of record as of May 8, 2026.

Business Combinations
On April 1, 2026, the Company completed the acquisition of United Security Bancshares. Refer to Note 2 - Business Combinations for further discussion of this transaction.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a central California-based bank holding company for a bank subsidiary, Community West Bank (the “Bank”). We offer 26 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley south to Bakersfield, and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve. On April 1, 2026, the Company completed its previously announced merger of United Security Bancshares pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Refer to Note 2 - Business Combinations for further discussion of this transaction.

Dividend Declared

On April 22, 2026, the Board of Directors declared a $0.12 per share cash dividend payable on May 22, 2026 to shareholders of record as of May 8, 2026.

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

Please refer to the Company’s 2025 Annual Report on Form 10-K for a complete listing of critical accounting policies.

Financial Highlights

The significant highlights for the Company as of or for the period ended March 31, 2026 included the following:

•On April 1, 2026, the Company completed its previously announced merger (“Merger”) with United Security Bancshares (“USB”) pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Following the Merger, United Security Bank, a wholly owned subsidiary of USB, merged with and into Community West Bank (the “Bank”), a wholly owned subsidiary of the Company, with the Bank continuing as the surviving bank. The financial condition and results of operation of the combined companies will begin to be reported in the 2026 second quarter results.
•The Company reported net income during the first quarter of $11.5 million, or earnings per diluted common share of $0.60, compared to net income of $11.2 million and $0.58, respectively, in the fourth quarter of 2025.
•The Company recorded a provision for credit losses of $90,000 during the quarter ended March 31, 2026, as compared to a provision for credit losses of $515,000 during the trailing quarter. The current quarter provision is attributed to a provision for loan losses totaling $122,000 and a provision for unfunded commitments of $1,000, partially offset by a credit to the reserve for held-to-maturity securities of $33,000.
•Gross loans of $2.55 billion at March 31, 2026 increased by $10.2 million or 0.40% compared to $2.54 billion at December 31, 2025.
•Total assets increased by $12.7 million or 0.34% at March 31, 2026 compared to December 31, 2025.
•Total deposits of $3.1 billion at March 31, 2026 increased by 1.50% or $46.3 million compared to December 31, 2025.
•Total cost of deposits increased to 1.40% for the quarter ended March 31, 2026 compared to 1.39% for the quarter ended December 31, 2025.
•Average non-interest bearing demand deposit accounts as a percentage of total average deposits was 33.32% and 34.97% for the quarters ended March 31, 2026 and December 31, 2025, respectively.

•Net interest margin increased to 4.30% for the quarter ended March 31, 2026, from 4.24% for the quarter ended December 31, 2025.
•There were $23.0 million of non-performing assets as of March 31, 2026. Net loan recoveries were $37,000 for the quarter ended March 31, 2026 and loans delinquent 30 days or more were $27.5 million as of March 31, 2026.
•Capital positions remain strong at March 31, 2026 with a 9.94% Tier 1 Leverage Ratio; a 11.84% Common Equity Tier 1 Ratio; a 12.01% Tier 1 Risk-Based Capital Ratio; and a 14.24% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on May 22, 2026 to shareholders of record as of May 8, 2026.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.
RESULTS OF OPERATIONS

	Three months ended
	March 31,	December 31,	March 31,
(In thousands, except share and per-share amounts)	2026	2025	2025
Net interest income before provision (credit) for credit losses	$36,003	$35,749	$32,182
Provision (credit) for credit losses	90	515	(41)
Net interest income after provision (credit) for credit losses	35,913	35,234	32,223
Total non-interest income	2,788	2,547	2,611
Total non-interest expenses	22,987	22,452	23,470
Income before provision for income taxes	15,714	15,329	11,364
Provision for income taxes	4,225	4,159	3,071
Net income	$11,489	$11,170	$8,293

During the three months ended March 31, 2026, the Company reported net income of $11,489,000. Basic and diluted earnings per share for the three months ended March 31, 2026 were $0.60 compared to $0.44 for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company recorded a $90,000 provision for credit losses compared to a $41,000 credit for credit losses during the three months ended March 31, 2025.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	Three months ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2026	2025	2025
PRE-TAX PRE-PROVISION RETURN ON AVERAGE ASSETS OR EQUITY
Net income (GAAP)	$11,489	$11,170	$8,293
Exclude provision for income taxes	4,225	4,159	3,071
Exclude provision (credit) for credit losses	90	515	(41)
Net income before income tax and provision expense (Non-GAAP)	$15,804	$15,844	$11,323

RETURN ON AVERAGE ASSETS (Annualized)
Average assets	$3,695,982	$3,646,566	$3,528,337
Return on average assets (GAAP)	1.24%	1.23%	0.94%
Pre-tax pre-provision return on average assets (Non-GAAP)	1.71%	1.74%	1.28%

RETURN ON AVERAGE EQUITY (Annualized)
Average stockholders' equity	$418,172	$404,975	$369,903
Return on average equity (GAAP)	10.99%	11.03%	8.97%
Pre-tax pre-provision return on average equity (Non-GAAP)	15.12%	15.65%	12.24%

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2026	2025	2025	2025	2025
TANGIBLE COMMON EQUITY
Shareholders’ equity (GAAP)	$419,203	$409,588	$397,576	$380,002	$372,197
Exclude goodwill	96,828	96,828	96,828	96,828	96,828
Exclude other intangibles assets	8,015	8,266	8,516	8,767	9,017
Tangible common shareholders’ equity (Non-GAAP)	$314,360	$304,494	$292,232	$274,407	$266,352

TANGIBLE COMMON EQUITY PER SHARE
Tangible common shareholders’ equity (Non-GAAP)	$314,360	$304,494	$292,232	$274,407	$266,352

Common shares outstanding at end of period	19,185,275	19,163,452	19,138,677	19,130,508	19,061,009

Common shareholders’ equity (book value) per share (GAAP)	$21.85	$21.37	$20.77	$19.86	$19.53
Tangible common shareholders’ equity (tangible book value) per share (Non-GAAP)	$16.39	$15.89	$15.27	$14.34	$13.97

	For the Three Months Ended
	March 31,	December 31,	March 31,
(In thousands, except share and per-share amounts)	2026	2025	2025

NET INCOME:
Net income (GAAP)	$11,489	$11,170	$8,293
Merger and conversion related costs:
Personnel and severance	—	—	198
Professional services	289	520	—
Data processing	—	—	87
Total merger and conversion related costs, net of taxes	289	520	285
Income tax benefit of non-core expenses	(85)	(154)	(84)
Comparable net income (non-GAAP)	$11,693	$11,536	$8,494
DILUTED EARNINGS PER SHARE:
Weighted average diluted shares	19,137,134	19,117,789	19,014,773
Diluted (loss) earnings per share (GAAP)	$0.60	$0.58	$0.44
Comparable diluted earnings per share (non-GAAP)	$0.61	$0.60	$0.45
RETURN ON AVERAGE ASSETS
Average assets	$3,695,982	$3,646,566	$3,528,337
Return on average assets (GAAP)	1.24%	1.23%	0.94%
Impact of non-core expenses	0.03%	0.04%	0.02%
Comparable return on average assets (non-GAAP)	1.27%	1.27%	0.96%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$418,172	$404,975	$369,903
Return on average equity (GAAP)	10.99%	11.03%	8.97%
Impact of non-core expenses	0.19%	0.36%	0.22%
Comparable return on average equity (non-GAAP)	11.18%	11.39%	9.19%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$22,987	$22,452	$23,470
Merger-related non-interest expenses	(289)	(520)	(285)
Non-interest expense (non-GAAP)	$22,698	$21,932	$23,185
Net interest income	$36,003	$35,749	$32,182
Non-interest income	$2,788	$2,547	$2,611
Non-interest income (non-GAAP)	$2,788	$2,547	$2,611
Efficiency ratio (GAAP)	59.26%	58.63%	67.46%
Comparable efficiency ratio (non-GAAP)	58.51%	57.27%	66.64%

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$90,720	$850	3.75%	$93,217	$1,056	4.53%
Securities
Taxable securities	565,745	3,872	2.74%	602,427	4,350	2.89%
Non-taxable securities (1)	236,657	1,601	2.71%	240,007	1,655	2.76%
Total investment securities	802,402	5,473	2.73%	842,434	6,005	2.85%
Total securities and interest-earning deposits	893,122	6,323	2.83%	935,651	7,061	3.02%
Loans (2) (3)	2,530,812	41,905	6.72%	2,327,832	38,425	6.69%
Total interest-earning assets	3,423,934	$48,228	5.71%	3,263,483	$45,486	5.65%
Allowance for credit losses	(30,094)			(25,858)
Non-accrual loans	12,842			6,165
Cash and due from banks	33,687			35,918
Bank premises and equipment	23,866			24,326
Other assets	231,747			224,303
Total average assets	$3,695,982			$3,528,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$694,497	$1,168	0.68%	$586,698	$859	0.59%
Money market accounts	869,143	5,084	2.37%	872,896	5,100	2.37%
Time certificates of deposit	535,479	4,583	3.47%	449,962	4,429	3.99%
Total interest-bearing deposits	2,099,119	10,835	2.09%	1,909,556	10,388	2.21%
Other borrowed funds	91,317	1,054	4.62%	206,162	2,568	4.98%
Total interest-bearing liabilities	2,190,436	$11,889	2.20%	2,115,718	$12,956	2.48%
Non-interest bearing demand deposits	1,049,045			996,921
Other liabilities	38,329			45,795
Shareholders’ equity	418,172			369,903
Total average liabilities and shareholders’ equity	$3,695,982			$3,528,337
Interest income and rate earned on average earning assets		$48,228	5.71%		$45,486	5.65%
Interest expense and interest cost related to average interest-bearing liabilities		11,889	2.20%		12,956	2.48%
Net interest income and net interest margin (4)		$36,339	4.30%		$32,530	4.04%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $336 and $348 at March 31, 2026 and March 31, 2025, respectively.
(2)    Loan interest income includes loan fees (costs) of $589 and $99 at March 31, 2026 and March 31, 2025, respectively. Loan interest income includes an accretion on loan marks of $2,253 and $3,339 at March 31, 2026 and March 31, 2025, respectively.
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

Changes in Volume/Rate	For the Three Months Ended March 31, 2026 and 2025
(In thousands)	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$(28)	$(178)	$(206)
Investment securities:
Taxable	(265)	(213)	(478)
Non-taxable (1)	(24)	(30)	(54)
Total investment securities	(289)	(243)	(532)
Loans	3,350	130	3,480
Total earning assets (1)	3,033	(291)	2,742
Interest expense:
Deposits:
Savings and NOW	157	152	309
MMA	(21)	5	(16)
Time certificate of deposits	841	(687)	154
Total interest-bearing deposits	977	(530)	447
Other borrowed funds	(1,410)	(104)	(1,514)
Total interest-bearing liabilities	(433)	(634)	(1,067)
Net interest income (1)	$3,466	$343	$3,809

(1)    Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended March 31, 2026 and March 31, 2025

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 26 basis points to 4.30% for the first quarter of 2026, from 4.04% for the first quarter of 2025. Average interest earning assets were $3,423,934,000 for the three months ended March 31, 2026 compared to $3,263,483,000 for the three months ended March 31, 2025. The $160,451,000 increase in average earning assets was attributed to the $202,980,000 or 8.72% increase in average loans, partially offset by a $2,497,000 decrease in interest-earning deposits and $40,032,000 decrease in investment securities. For the three months ended March 31, 2026, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks decreased 19 basis points. The effective yield on loans increased 3 basis points. Average interest bearing liabilities increased 3.53% to $2,190,436,000 for the three months ended March 31, 2026, compared to $2,115,718,000 for the same period in 2025.

Interest and fee income from loans increased $3,480,000 or 9.06% for the three months ended March 31, 2026 compared to the same period in 2025. The yield on average loans, excluding nonaccrual loans, was 6.72% for the three months ended March 31, 2026 compared to 6.69% for the same period in 2025. The accretion from fair value marks on loans contributed 38 basis points to the loan yield for the three months ended March 31, 2026 compared to 58 basis points for the same period in 2025.

Interest income from interest-earning deposits in other banks decreased $206,000 in the three months ended March 31, 2026 to $850,000 compared to $1,056,000 for the same period in 2025. The yield on average interest-earning deposits decreased 78 basis points to 3.75% for the three month period ended March 31, 2026 compared to 4.53% for the same period in 2025. Average interest-earning deposits for the three month period ended March 31, 2026 decreased $2,497,000 or 2.68% to $90,720,000 compared to $93,217,000 for the same period in 2025.

Interest income from total investment securities decreased $532,000 in the three months ended March 31, 2026 to $5,473,000 compared to $6,005,000 for the same period in 2025. The yield on average total investment securities decreased twelve basis points to 2.73% for the three month period ended March 31, 2026 compared to 2.85% for the same period in 2025. Average total investment securities for the three month period ended March 31, 2026 decreased $40,032,000 or 4.75% to $802,402,000 compared to $842,434,000 for the same period in 2025.

Total interest income for the three months ended March 31, 2026 increased $2,754,000 or 6.10% to $47,892,000 compared to $45,138,000 for the three months ended March 31, 2025. The yield on interest earning assets increased 6 basis points to 5.71% on a fully tax equivalent basis for the three months ended March 31, 2026 from 5.65% for the period ended March 31, 2025. The increase was the result of yield changes, increases in interest rates, and asset mix changes.

Interest expense on deposits for the three months ended March 31, 2026 and 2025 was $10,835,000 and $10,388,000, respectively. The average interest rate on interest bearing deposits decreased to 2.09% for the three months ended March 31, 2026 compared to 2.21% for the period ended March 31, 2025. Average interest-bearing deposits increased 9.93% or $189,563,000 to $2,099,119,000 for the three months ended March 31, 2026 compared to $1,909,556,000 for the period ended March 31, 2025.

Average other borrowed funds were $91,317,000 with an effective rate of 4.62% for the three months ended March 31, 2026 compared to $206,162,000 with an effective rate of 4.98% for the three months ended March 31, 2025. Total interest expense on other borrowed funds was $1,054,000 for the three months ended March 31, 2026 and $2,568,000 for the three months ended March 31, 2025.

The cost of interest-bearing liabilities decreased 28 basis points to 2.20% for the three month period ended March 31, 2026 compared to 2.48% for the same period in 2025. The cost of total deposits decreased to 1.40% compared to 1.45% for the three month periods ended March 31, 2026 and 2025, respectively. The decrease in cost of deposits was due to reduction of rates paid for money market and time deposit accounts over the two time periods. Average non-interest bearing demand deposits increased 5.23% to $1,049,045,000 for the three month period ended March 31, 2026 compared to $996,921,000 for the same period in 2025. The ratio of average non-interest bearing demand deposits to average total deposits decreased to 33.32% in the three month period ended March 31, 2026 compared to 34.30% for the same period in 2025.

Net interest income before the provision for credit losses for the three months ended March 31, 2026 increased by $3,821,000 or 11.87% to $36,003,000 compared to $32,182,000 for the same period in 2025. The increase was a result of increased interest income on average earnings assets and a decrease in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$30,071	$25,803
Provision for credit losses	122	168
Losses charged to allowance	(11)	(29)
Recoveries	48	153
Balance, end of period	$30,230	$26,095
Allowance for credit losses to total loans at end of period	1.18%	1.11%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the first quarter of 2026, the Company recorded net loan recoveries of $37,000 compared to $125,000 for the same period in 2025. The net recovery ratio reflects annualized net recoveries to average loans of 0.01% for the quarter ended March 31, 2026, compared to annualized net recoveries of 0.02% for the quarter ended March 31, 2025. During the quarter ended March 31, 2026, non-accrual loans increased $16,042,000 to $22,997,000 compared to $6,955,000 at December 31, 2025. The increase in non-accrual loans during the quarter was due to two substandard loans that reached 90 days past due subsequent to quarter-end. Both loans are considered collateral dependent and individually evaluated for impairment. The loans are well secured and management believes that the current specific reserves are adequate as of March 31, 2026. During the quarter ended March 31, 2026, the Company recorded a $122,000 provision for loan losses, compared to $168,000 for the same period in 2025. In addition to the provision for credit losses on loans for the quarter ended March 31, 2026, the Company recorded a credit to the provision for credit losses on held-to-maturity securities of $33,000 as compared to $182,000 in the prior year quarter. The Company recorded a provision for unfunded loan commitments totaling $1,000 for the quarter ended March 31, 2026 compared to a credit to the provision of $27,000 in the prior year quarter.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses.

The following table shows classified loans for the periods indicated:

Loan Type (Dollars in thousands)	March 31, 2026	% of Classified loans	December 31, 2025	% of Classified loans
Commercial:
Commercial and industrial	$9,217	12.0%	$8,878	11.3%
Agricultural production	255	0.3%	—	—%
Total commercial	9,472	12.3%	8,878	11.3%
Real estate:
Construction & other land loans	78	0.1%	82	0.1%
Commercial real estate - owner occupied	4,718	6.1%	4,736	6.0%
Commercial real estate - non-owner occupied	27,569	35.9%	29,163	37.0%
Farmland	21,008	27.4%	22,124	28.1%
Multi-family residential	7,273	9.5%	7,283	9.2%
1-4 family - close-ended	2,747	3.6%	2,530	3.2%
1-4 family - revolving	36	—%	37	—%
Total real estate	63,429	82.6%	65,955	83.6%
Consumer:
Manufactured Housing	3,408	4.4%	3,394	4.3%
Other installment loans	493	0.6%	569	0.7%
Total consumer	3,901	5.0%	3,963	5.0%
Total classified loans	$76,802		$78,796
Non-Interest Income

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Federal Home Loan Bank dividends	$557	$241	$316	131.1%
Service charges	518	502	16	3.2%
Interchange fees	464	516	(52)	(10.1)%
Appreciation in cash surrender value of bank owned life insurance	377	366	11	3.0%
Loan placement fees	146	171	(25)	(14.6)%
Other income	726	815	(89)	(10.9)%
Total non-interest income	$2,788	$2,611	$177	6.8%

Non-interest income is comprised of customer service charges, loan placement fees, net gains/losses on sales and calls of investment securities, appreciation in cash surrender value of bank-owned life insurance, FHLB dividends, and other income.  Non-interest income was $2,788,000 for the three months ended March 31, 2026 compared to $2,611,000 for the same period in 2025. The 6.78% or $177,000 increase in non-interest income during the three months ended March 31, 2026 was primarily driven by higher FHLB dividends, partially offset by a decrease in interchange fees, loan placement fees, and other income.

The Bank currently holds $10,978,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends. We received dividends totaling $557,000 for the three months ended March 31, 2026, which included a special dividend, compared to $241,000 for the three months ended March 31, 2025.

Non-Interest Expenses

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$12,764	$12,959	$(195)	(1.5)%
Occupancy and equipment	2,855	2,827	28	1.0%
Information technology	1,713	1,902	(189)	(9.9)%
Data processing expense	760	800	(40)	(5.0)%
Professional services	622	864	(242)	(28.0)%
Regulatory assessments	526	491	35	7.1%
ATM/Debit card expenses	347	393	(46)	(11.7)%
Merger and acquisition expense	289	276	13	4.7%
Amortization of core deposit intangibles	251	251	—	—%
Directors’ expenses	236	216	20	9.3%
Advertising	201	261	(60)	(23.0)%
Loan related expenses	185	212	(27)	(12.7)%
Personnel other	38	101	(63)	(62.4)%
Other expense	2,200	1,917	283	14.8%
Total non-interest expense	$22,987	$23,470	$(483)	(2.1)%

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses decreased $483,000 or 2.06% to $22,987,000 for the three months ended March 31, 2026, compared to $23,470,000 for the three months ended March 31, 2025. The net decrease for the three months ended March 31, 2026 was primarily the result of decreases in professional services of $242,000, salaries and employee benefits of $195,000, information technology of $189,000, advertising of $60,000 ATM/Debit card expenses of $46,000, and data processing expenses of $40,000. The year over year decrease in professional services was primarily driven by a decrease in audit and consulting fees.

Salaries and employee benefits decreased $195,000 or 1.50% to $12,764,000 for the first three months of 2026 compared to $22,090,000 for the three months ended March 31, 2025. The decrease in salaries and benefits was a reflection of a decrease in full-time equivalent employees, partially offset by annual merit increases The year-to-date average full time equivalent employees were 327 for the three months ended March 31, 2026, compared to 344 for the three months ended March 31, 2025.

Provision for Income Taxes

Our effective income tax rate was 26.89% and 27.02% for the three month periods ended March 31, 2026 and 2025.

The Company reported an income tax provision of $4,225,000 and $3,071,000 for the three month periods ended March 31, 2026 and 2025, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of March 31, 2026 and December 31, 2025, there was no reserve for uncertain tax positions.

On June 27, 2025, California Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Rev. & Tax. Code to require financial institutions to apportion income using the single sales factor formula for California. Prior to this change, financial institutions were required to use the three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This change in tax law did not have a material impact on the company's tax expense as of March 31, 2026 and for the year ended 2025.

On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The law did not materially impact the Company’s tax provision as of March 31, 2026.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $3,702,983,000 as of March 31, 2026, compared to $3,690,317,000 at December 31, 2025, an increase of 0.34% or $12,666,000. Total gross loans were $2,551,058,000 at March 31, 2026, compared to $2,540,857,000 at December 31, 2025, an increase of $10,201,000 or 0.40%. Total cash and cash equivalents increased 9.53% or $11,342,000 to $130,326,000 at March 31, 2026 compared to $118,984,000 at December 31, 2025. The investment portfolio decreased 1.00% or $7,620,000 to $755,704,000 at March 31, 2026 compared to $763,324,000 at December 31, 2025. Total deposits increased 1.50% or $46,319,000 to $3,141,593,000 at March 31, 2026, compared to $3,095,274,000 at December 31, 2025. Shareholders’ equity increased 2.35% or $9,615,000 to $419,203,000 at March 31, 2026, compared to $409,588,000 at December 31, 2025. Accrued interest payable and other liabilities was $39,011,000 at March 31, 2026, compared to $42,929,000 at December 31, 2025, a decrease of 9.13% or $3,918,000. The increase in shareholders’ equity was driven by the retention of earnings, and issuance of common stock, partially offset by dividends paid.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified as available for sale or held to maturity. As of March 31, 2026, investment securities with a fair value of $416,048,000, or 55% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The total investment portfolio decreased $7,620,000 to $755,704,000 at March 31, 2026 compared to $763,324,000 at December 31, 2025.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $40,734,000 at March 31, 2026, compared to net unrealized losses of $39,673,000 at December 31, 2025 and $56,466,000 at March 31, 2025.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $10,201,000 or 0.40% to $2,551,058,000 as of March 31, 2026, compared to $2,540,857,000 as of December 31, 2025.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	March 31, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Commercial:
Commercial and industrial	$176,653	6.9%	$156,744	6.2%
Agricultural production	26,054	1.0%	34,152	1.3%
Total commercial	202,707	7.9%	190,896	7.5%
Real estate:
Construction & other land loans	88,550	3.5%	80,452	3.2%
Commercial real estate - owner occupied	392,349	15.4%	368,604	14.5%
Commercial real estate - non-owner occupied	969,158	38.0%	992,486	39.1%
Farmland	143,427	5.6%	142,100	5.6%
Multi-family residential	180,612	7.1%	199,123	7.8%
1-4 family - close-ended	113,278	4.4%	111,741	4.4%
1-4 family - revolving	42,128	1.7%	39,818	1.6%
Total real estate	1,929,502	75.7%	1,934,324	76.2%
Consumer:
Manufactured Housing	323,241	12.7%	322,761	12.7%
Other installment loans	95,073	3.7%	92,589	3.6%
Total consumer	418,314	16.4%	415,350	16.3%
Net deferred origination costs	535	—%	287	—%
Loan, net of deferred origination fees	2,551,058	100.0%	2,540,857	100.0%
Allowance for credit losses	(30,230)		(30,071)
Total loans	$2,520,828		$2,510,786

As of March 31, 2026, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 56.8% of total loans. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the three months ended March 31, 2026 and 2025.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated:

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$59,596	15.19%	$56,565	15.35%
Industrial & warehouse	107,228	27.34%	104,427	28.33%
Retail	50,540	12.88%	46,300	12.56%
Gas Stations	65,612	16.72%	65,985	17.90%
Restaurants	26,423	6.73%	22,054	5.98%
Other	82,950	21.14%	73,273	19.88%
Total	$392,349	100.00%	368,604	100.00%

Commercial real estate - non-owner occupied
Office	$312,922	32.29%	$317,917	32.03%
Industrial & warehouse	157,273	16.23%	161,466	16.27%
Retail	212,676	21.94%	229,954	23.17%
Hospitality	182,812	18.86%	186,599	18.80%
Other	103,475	10.68%	96,550	9.73%
Total	$969,158	100.00%	$992,486	100.00%

The following table presents repricing data for our gross loans portfolio, broken out by loan type and repricing interval. This table provides insight into the timing of interest rate resets across different loan categories, offering a more detailed view of the portfolio’s sensitivity to changes in market rates:

Loan Type (Dollars in thousands)	3 months or less	3 - 12 months	1 - 3 Years	3 - 5 Years		5 - 15 Years		Over 15 years	Total
Commercial:
Commercial and industrial	$97,254	$12,604	$18,578	$34,938		$11,785		$1,494	$176,653
Agricultural production	24,500	4	173	1,377		—		—	26,054
Total commercial	121,754	12,608	18,751	36,315	—	11,785	—	1,494	202,707
Real estate:
Construction & other land loans	$82,035	$5,442	$1,073	$—		$—		$—	88,550
Commercial real estate - owner occupied	31,300	43,740	81,556	173,168		62,585		—	392,349
Commercial real estate - non-owner occupied	86,667	123,143	211,167	363,327		184,854		—	969,158
Farmland	17,089	21,179	29,791	54,102		20,630		636	143,427
Multi-family residential	24,921	10,041	56,642	49,644		39,364		—	180,612
1-4 family - close-ended	15,975	7,992	16,403	9,249		8,351		55,308	113,278
1-4 family - revolving	39,246	—	—	39		2,843		—	42,128
Total real estate	297,233	211,537	396,632	649,529	—	318,627	—	55,944	1,929,502
Consumer:
Manufactured Housing	$940	$61,686	$24,901	$25,251		$64,049		$146,414	323,241
Other installment loans	378	315	1,242	2,220		90,720		198	95,073
Total consumer	1,318	62,001	26,143	27,471	—	154,769	—	146,612	418,314
Gross loans	$420,305	$286,146	$441,526	$713,315		$485,181		$204,050	$2,550,523
% of total	16.48%	11.22%	17.31%	27.97%		19.02%		8.00%	100.00%

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

At March 31, 2026 there were $22,997,000 nonperforming assets, compared to $6,955,000 at December 31, 2025. The increase in non-accrual loans during the quarter was due to two substandard loans that reached 90 days past due subsequent to quarter-end. Both loans are considered collateral dependent and individually evaluated for impairment.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $30,230,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	March 31, 2026	December 31, 2025
Commercial:
Commercial and industrial	$2,501	$2,212
Agricultural production	564	535
Total commercial	3,065	2,747
Real estate:
Construction & other land loans	1,844	1,751
Commercial real estate - owner occupied	3,552	3,492
Commercial real estate - non-owner occupied	11,610	11,102
Farmland	1,685	1,423
Multi-family residential	1,886	2,175
1-4 family - close-ended	1,333	1,481
1-4 family - revolving	881	892
Total real estate	22,791	22,316
Consumer:
Manufactured housing	3,065	3,691
Other installment	1,309	1,317
Total consumer	4,374	5,008
Total allowance for credit losses	$30,230	$30,071
As of March 31, 2026, the balance in the allowance for credit losses (ACL) on loans was $30,230,000, or 1.18% of total gross loans, compared to $30,071,000, or 1.18% of total gross loans, as of December 31, 2025. During the three month period ended March 31, 2026, the provision for credit losses was primarily driven by limited loan growth during the quarter. There were no changes to the economic scenarios or weightings as compared to the prior quarter.
The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $503,127,000 as of March 31, 2026, compared to $491,413,000 as of December 31, 2025.  At March 31, 2026 and December 31, 2025, the balance of the reserve for unfunded commitments was $1,326,000 and $1,325,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$27,476	1.08%	$23,208	1.80%	$8,141	0.36%
Nonaccrual loans	22,997	0.90%	6,955	0.54%	2,806	0.12%

The balance of past due loans 30 days or more increased by $4,268,000 from $23,208,000 at December 31, 2025 to $27,476,000 as of March 31, 2026. The increase in non-accrual loans during the quarter was due to two substandard loans that reached 90 days past due subsequent to quarter-end. Both loans are considered collateral dependent and individually evaluated for impairment.

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $46,319,000 or 1.50% to $3,141,593,000 as of March 31, 2026, compared to $3,095,274,000 as of December 31, 2025. Interest-bearing deposits increased $57,443,000 or 2.82% to $2,093,952,000 as of March 31, 2026, compared to $2,036,509,000 as of December 31, 2025.  Non-interest bearing deposits decreased $11,124,000 or 1.05% to $1,047,641,000 as of March 31, 2026, compared to $1,058,765,000 as of December 31, 2025.

The composition of the deposits and average interest rates at March 31, 2026 and December 31, 2025 is summarized in the table below.

(Dollars in thousands)	March 31, 2026	% of Total Deposits	Average Interest Rate	December 31, 2025	% of Total Deposits	Average Interest Rate
Savings and NOW accounts	$654,153	20.8%	0.68%	$674,704	21.8%	0.73%
MMA accounts	896,762	28.5%	2.37%	858,354	27.7%	2.31%
Time deposits	543,037	17.3%	3.47%	503,451	16.3%	3.79%
Total interest-bearing	2,093,952	66.7%	2.09%	2,036,509	65.8%	2.17%
Non-interest bearing	1,047,641	33.3%		1,058,765	34.2%
Total deposits	$3,141,593	100.0%		$3,095,274	100.0%

As of March 31, 2026 there was $1,213,266,000 in uninsured deposits or 38.62% of total deposits, compared to $1,185,118,000 and 38.29% as of December 31, 2025.

Other Borrowings

As of March 31, 2026, the Company had $34,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco overnight advances outstanding. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $419,203,000 at March 31, 2026, compared to $409,588,000 at December 31, 2025. The increase from December 31, 2025 in shareholders’ equity is the result of an increase in retained earnings from net income of $11,489,000, stock issued under the employee purchase plan of $113,000, the effect of share-based compensation expense of $278,000, stock options exercised of $302,000 and an increase in accumulated other comprehensive loss of $211,000, partially offset by common stock cash dividends of $2,299,000

During the first three months of 2026, the Company declared and paid $2,299,000 in cash dividends ($0.12 per common share) to holders of common stock.

The following table presents the Company’s regulatory capital ratios as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement
March 31, 2026	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$359,480	9.94%	$144,714	4.00%
Common Equity Tier 1 Ratio (CET 1)	$354,480	11.84%	$134,714	4.50%
Tier 1 Risk-Based Capital Ratio	$359,480	12.01%	$179,618	6.00%
Total Risk-Based Capital Ratio	$426,359	14.24%	$239,491	8.00%

December 31, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$349,430	9.80%	$142,632	4.00%
Common Equity Tier 1 Ratio (CET 1)	$344,430	11.56%	$134,072	4.50%
Tier 1 Risk-Based Capital Ratio	$349,430	11.73%	$178,762	6.00%
Total Risk-Based Capital Ratio	$416,145	13.97%	$238,350	8.00%

The following table presents the Bank’s regulatory capital ratios as of March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
March 31, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$412,618	11.43%	$144,451	4.00%	$180,563	5.00%
Common Equity Tier 1 Ratio (CET 1)	$412,618	13.81%	$134,455	7.00%	$194,212	6.50%
Tier 1 Risk-Based Capital Ratio	$412,618	13.81%	$179,273	8.50%	$239,031	8.00%
Total Risk-Based Capital Ratio	$444,581	14.88%	$239,031	10.50%	$298,788	10.00%

December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$407,337	11.44%	$142,447	4.00%	$178,059	5.00%
Common Equity Tier 1 Ratio (CET 1)	$407,337	13.70%	$133,839	7.00%	$193,324	6.50%
Tier 1 Risk-Based Capital Ratio	$407,337	13.70%	$178,453	8.50%	$237,937	8.00%
Total Risk-Based Capital Ratio	$439,173	14.77%	$237,937	10.50%	$297,421	10.00%
(1) The minimum regulatory requirement threshold includes the capital conservation buffer of 2.50%.

Liquidity

Liquidity management involves our ability to meet cash flow requirements arising from fluctuations in deposit levels and demands of daily operations, which include funding of securities purchases, providing for customers’ credit needs and ongoing repayment of borrowings. Our liquidity is actively managed on a daily basis and reviewed periodically by our management and the Bank’s Board of Director’s Asset/Liability Committees. This process is intended to ensure the maintenance of sufficient funds to meet our needs, including adequate cash flow for off-balance sheet commitments.

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. As of March 31, 2026, the Company had unpledged securities totaling $230,838,000 available as a secondary source of liquidity and total cash and cash equivalents of $130,326,000. Cash and cash equivalents at March 31, 2026 increased 9.53% compared to $118,984,000 at December 31, 2025. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks. At March 31, 2026, our available borrowing capacity includes approximately $110,000,000 in unsecured credit lines with our correspondent banks, $811,119,000 in unused FHLB borrowing capacity, and a $3,286,000 secured credit line at the Federal Reserve Bank. We believe our liquidity sources to be stable and adequate. At March 31, 2026, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at March 31, 2026 and December 31, 2025:

Credit Lines (In thousands)	March 31, 2026	December 31, 2025
Unsecured Credit Lines
Total credit limit	$110,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$845,119	$809,391
Balance outstanding, net of discount	$34,000	$73,000
Collateral pledged	$1,925,229	$1,446,828
Fair value of collateral	$1,288,746	$1,230,691
Federal Reserve Bank
Credit limit	$3,286	$3,411
Balance outstanding	$—	$—
Collateral pledged	$3,824	$3,910
Fair value of collateral	$3,426	$3,536

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

ALCO and the Bank’s Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At March 31, 2026, interest rate risk was within policy guidelines established by ALCO and the Bank’s Board of Directors. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	6.51%	8.42%
up 300	5.66%	7.32%
up 200	4.77%	6.11%
up 100	3.37%	4.30%
down 100	(2.13)%	(3.16)%
down 200	(3.79)%	(5.94)%
down 300	(4.04)%	(7.18)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None to report.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Community West Bancshares

Date: May 7, 2026	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: May 7, 2026	/s/ Shannon R. Livingston
Shannon R. Livingston
Executive Vice President and Chief Financial Officer