Form 10-Q
period 2026-06-30
Community West Bancshares
filed 2026-08-10
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026
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

As of August 10, 2026 there were 27,131,078 shares of the registrant’s common stock outstanding.
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
•geopolitical and domestic political developments such as wars; including the Iran war, that can increase levels of political and economic unpredictability, contribute to rising energy and commodity prices, and increase the volatility of financial markets;
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

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	June 30, 2026	December 31, 2025

ASSETS
Cash and due from banks	$73,334	$27,627
Interest-earning deposits in other banks	133,503	91,357
Total cash and cash equivalents	206,837	118,984
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $605,273 at June 30, 2026 and $509,083 at December 31, 2025, respectively	570,088	469,410
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $353 at June 30, 2026 and $440 at December 31, 2025, respectively	276,061	287,117
Equity securities, at fair value	10,119	6,797
Loans, less allowance for credit losses of $49,422 at June 30, 2026 and $30,071 at December 31, 2025, respectively	3,494,361	2,510,786
Bank premises and equipment, net	39,286	23,545
Bank-owned life insurance	76,449	54,163
Federal Home Loan Bank stock	17,250	10,978
Goodwill	154,600	96,828
Core deposit intangibles	32,723	8,266
Accrued interest receivable and other assets	156,466	103,443
Total assets	$5,034,240	$3,690,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,451,008	$1,058,765
Interest bearing	2,668,454	2,036,509
Total deposits	4,119,462	3,095,274
Borrowings	175,000	73,000
Senior debt and subordinated debentures, less debt issuance costs of $48 at June 30, 2026 and $121 at December 31, 2025	75,291	69,526
Accrued interest payable and other liabilities	56,667	42,929
Total liabilities	4,426,420	3,280,729
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Non-voting common stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 27,131,078 at June 30, 2026 and 19,163,452 at December 31, 2025	395,699	210,222
Retained earnings	247,619	238,990
Accumulated other comprehensive loss, net of tax	(35,498)	(39,624)
Total shareholders’ equity	607,820	409,588
Total liabilities and shareholders’ equity	$5,034,240	$3,690,317

 See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per-share amounts)	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$58,630	$39,537	$100,535	$77,962
Interest on deposits in other banks	1,099	1,054	1,949	2,110
Interest and dividends on investment securities:
Taxable	5,126	4,127	8,998	8,477
Exempt from Federal income taxes	1,264	1,307	2,530	2,614
Total interest income	66,119	46,025	114,012	91,163
INTEREST EXPENSE:
Interest on deposits	13,732	10,538	24,567	20,926
Interest on borrowings	539	1,281	751	2,954
Interest on senior debt and subordinated debentures	936	902	1,778	1,797
Total interest expense	15,207	12,721	27,096	25,677
Net interest income before provision for credit losses	50,912	33,304	86,916	65,486
PROVISION FOR CREDIT LOSSES	5,635	2,613	5,725	2,572
Net interest income after provision for credit losses	45,277	30,691	81,191	62,914
NON-INTEREST INCOME:
Service charges	1,038	505	1,556	1,007
Net realized losses on sales and calls of investment securities	(5,899)	(15)	(5,899)	(15)
Other income	2,891	1,874	5,160	3,983
Total non-interest income	(1,970)	2,364	817	4,975
NON-INTEREST EXPENSES:
Salaries and employee benefits	16,318	12,260	29,081	25,219
Occupancy and equipment	3,803	2,794	6,658	5,621
Other expense	19,022	7,242	26,391	14,926
Total non-interest expenses	39,143	22,296	62,130	45,766
Income before provision for income taxes	4,164	10,759	19,878	22,123
Provision for income taxes	1,469	2,927	5,694	5,998
Net income	$2,695	$7,832	$14,184	$16,125
Earnings per common share:
Basic earnings per share	$0.10	$0.41	$0.61	$0.85
Weighted average common shares used in basic computation	27,051,374	18,987,217	23,077,851	18,960,670
Diluted earnings per share	$0.10	$0.41	$0.61	$0.85
Weighted average common shares used in diluted computation	27,108,920	19,042,750	23,145,947	19,028,425
Cash dividend per common share	$0.12	$0.12	$0.24	$0.24

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Net income	$2,695	$7,832	$14,184	$16,125
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(350)	2,128	(1,411)	4,883
Reclassification of net losses included in net income	5,899	15	5,899	15
Amortization of net unrealized losses transferred	608	629	1,370	1,218
Other comprehensive income, before tax	6,157	2,772	5,858	6,116
Tax effect	(1,820)	(820)	(1,732)	(1,809)
Total other comprehensive income	4,337	1,952	4,126	4,307
Comprehensive income	$7,032	$9,784	$18,310	$20,432

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

				Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, March 31, 2025	19,061,009	$208,958	$215,999	$(52,760)	$372,197
Net income	—	—	7,832	—	7,832
Other comprehensive income	—	—	—	1,952	1,952
Stock issued under employee stock purchase plan	4,226	77	—	—	77
Restricted stock granted, net of forfeitures	68,376	—	—	—	—
Stock-based compensation expense	—	292	—	—	292
Cash dividend	—	—	(2,289)	—	(2,289)
Stock options exercised	790	12	—	—	12
Repurchase and retirement of common stock	(3,893)	(71)	—	—	(71)
Balance, June 30, 2025	19,130,508	$209,268	$221,542	$(50,808)	$380,002

Balance, March 31, 2026	19,185,275	$210,858	$248,180	$(39,835)	$419,203
Net income	—	—	2,695	—	2,695
Other comprehensive income	—	—	—	4,337	4,337
Issuance of common stock due to business combination, net of issuance costs	7,922,108	184,586	—	—	184,586
Stock issued under employee stock purchase plan	3,081	64	—	—	64
Restricted stock forfeitures	(864)	—	—	—	—
Stock-based compensation expense	—	305	—	—	305
Cash dividend	—	—	(3,256)	—	(3,256)
Stock options exercised	28,589	56	—	—	56
Repurchase and retirement of common stock	(7,111)	(170)	—	—	(170)
Balance, June 30, 2026	27,131,078	$395,699	$247,619	$(35,498)	$607,820

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Net of Taxes)	Total Shareholders’ Equity
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685
Net income	—	—	16,125	—	16,125
Other comprehensive income	—	—	—	4,307	4,307
Stock issued under employee stock purchase plan	10,868	183	—	—	183
Restricted stock granted, net of forfeitures	77,883	—	—	—	—
Stock-based compensation expense	—	600	—	—	600
Cash dividend	—	—	(4,567)	—	(4,567)
Stock options exercised and related tax benefit	75,133	820	—	—	820
Repurchase and retirement of common stock	(8,023)	(151)	—	—	(151)
Balance, June 30, 2025	19,130,508	$209,268	$221,542	$(50,808)	$380,002

Balance, December 31, 2025	19,163,452	$210,222	$238,990	$(39,624)	$409,588
Net income	—	—	14,184	—	14,184
Other comprehensive income	—	—	—	4,126	4,126
Issuance of common stock due to business combination, net of issuance costs	7,922,108	184,586	—	—	184,586
Stock issued under employee stock purchase plan	8,532	177	—	—	177
Restricted stock forfeitures	(1,594)	—	—	—	—
Stock-based compensation expense	—	583	—	—	583
Cash dividend	—	—	(5,555)	—	(5,555)
Stock options exercised and related tax benefit	48,109	358	—	—	358
Repurchase and retirement of common stock	(9,529)	(227)	—	—	(227)
Balance, June 30, 2026	27,131,078	$395,699	$247,619	$(35,498)	$607,820

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,184	$16,125
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan costs	(347)	316
Depreciation	2,170	1,610
Accretion of discounts on investments	(1,318)	(880)
Amortization of premiums on investments	4,091	2,283
Amortization of debt issuance costs	72	73
Accretion of premiums and discounts on acquired loans, net	(7,416)	(6,297)
Amortization of core deposit intangibles	2,124	501
Amortization of fair value marks on liabilities assumed	367	2,184
Stock-based compensation	583	600
Provision for credit losses	5,725	2,572
Net realized losses on sales and calls of available-for-sale investment securities	5,899	15
Net loss on disposal of premises and equipment	44	40
Net gain on sale of foreclosed assets	(25)	—
Net change in equity securities	85	(119)
Increase in bank-owned life insurance, net of expenses	(899)	(738)
Net (increase) decrease in accrued interest receivable and other assets	(828)	1,665
Net (decrease) increase in accrued interest payable and other liabilities	(69)	814
Net change for deferred income taxes	6,044	1,832
Net cash provided by operating activities	30,486	22,596
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	58,825	—
Purchases of available-for-sale investment securities	(137,971)	(5,737)
Proceeds from sales or calls of available-for-sale investment securities	160,694	275
Proceeds from calls of held-to-maturity investment securities	6,025	9,956
Proceeds from maturity and principal repayments of available-for-sale investment securities	9,821	15,761
Proceeds from maturity and principal repayments of held-to-maturity investment securities	5,648	717
Net increase in loans	(102,668)	(59,241)
Proceeds from sale of foreclosed assets	59	—
Purchases of premises and equipment	(4,829)	(1,272)
Proceeds from sale of premises and equipment	51	117
Net cash used in investing activities	(4,345)	(39,424)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, interest bearing and savings deposits	(7,555)	48,593
Net (decrease) increase in time deposits	(27,100)	34,925
Proceeds from borrowings from Federal Home Loan Bank	3,517,500	451,000
Repayments of borrowings to Federal Home Loan Bank	(3,415,500)	(500,000)
Repayments of senior debt	(386)	—
Repurchase and retirement of common stock	(227)	(151)
Proceeds from stock issued under employee stock purchase plan	177	183
Proceeds from exercise of stock options	358	820
Cash dividend payments on common stock	(5,555)	(4,567)
Net cash provided by financing activities	61,712	30,803
Increase in cash and cash equivalents	87,853	13,975
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,984	120,398
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$206,837	$134,373

See notes to unaudited consolidated financial statements.

	For the Six Months Ended June 30,
(In thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$25,556	$26,117
Income taxes, net of refunds	(377)	2,806
Operating cash flows from operating leases	2,106	1,646

Non-cash investing and financing activities:
Unrealized gain on securities available for sale	$4,488	$4,896
Right-of-use assets obtained in exchange for lease liabilities	$3,649	$1,083
Acquisition:
Assets acquired	$1,201,180	$—
Liabilities assumed	$(1,074,280)	$—
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(Unaudited)

Note 1. Basis of Presentation

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2025 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at June 30, 2026, and the results of its operations and its cash flows for the three and six month interim periods ended June 30, 2026 and 2025 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

The Company adopted ASU 2025-08 effective January 1, 2026, on a prospective basis. Upon completion of the merger with United Security Bancshares ("USB") on April 1, 2026, the Company applied the provisions of ASU 2025-08 to account for loans acquired in the transaction. Under the new guidance, the initial allowance for credit losses for these acquired loans was recognized as an adjustment to the amortized cost basis of the loans at the acquisition date, rather than being recognized immediately as a charge to earnings. As a result, the Company recorded a Day 1 allowance for credit losses of $19.4 million for acquired loans at the Merger date, which was established as an adjustment to the loans' amortized cost basis across all loan portfolio segments.

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

Note 2. Business Combinations

On April 1, 2026, the Company completed its previously announced merger (“Merger”) with United Security Bancshares (“USB”) pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Following the Merger, United Security Bank, a wholly owned subsidiary of USB, merged with and into Community West Bank (the “Bank”), a wholly owned subsidiary of the Company, with the Bank continuing as the surviving entity.

Pursuant to the terms of the Merger, each outstanding share of USB capital stock was automatically converted as a result of the Merger into the right to receive 0.4520 shares of the Company’s common stock, with cash to be paid in lieu of fractional shares. Each outstanding share of the Company’s common stock remains outstanding and was unaffected by the Merger. As a result of the Merger, the Company issued approximately 7,922,108 shares of Company common stock.

The acquisition improves the Company’s footprint in Central California and diversifies the Company’s commercial banking business, adds additional revenue enhancing products, and creates operational efficiencies.

The acquisition of USB has been accounted for using the acquisition method of accounting in accordance with ASC Topic 805. Assets acquired, liabilities assumed, intangibles recognized and consideration exchanged were recorded at their respective acquisition date fair values. Determining the fair value of assets and liabilities involves significant judgment regarding methods and assumptions used to calculate estimated fair values. We recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, we will continue to evaluate these fair values for up to one year following the Merger date of April 1, 2026. While management believes the information available and presented below provides a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans and leases, deposits, deferred tax items, and certain other assets and liabilities.

The following table summarizes the consideration paid for USB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

United Security Bancshares
April 1, 2026
Fair value of consideration transferred:
Fair value of shares issued	$184,586
Cash consideration	86
Total merger consideration	$184,672

Assets acquired:
Cash and cash equivalents	$58,911
Available-for-sale debt securities	136,565
Marketable equity securities	3,407
Loans and leases	878,527
Premises and equipment	13,177
Cash value of life insurance	21,387
Core deposit intangibles	26,581
Other assets	62,625
Total assets acquired	1,201,180
Liabilities assumed:
Deposits	(1,058,485)
Other liabilities	(15,795)
Total liabilities assumed	(1,074,280)
Total net assets acquired	126,900
Goodwill created from transaction	$57,772

The acquisition resulted in goodwill of $57.8 million, which is nondeductible for tax purposes, as this acquisition was a non taxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects the related synergies from the combined operations. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as USB was merged into the Company and separate financial information is not readily available.

Purchased loans that exhibited more-than-insignificant deterioration of credit quality from origination were classified as purchased credit deteriorated (“PCD”) loans. For PCD loans, the initial estimate of expected credit losses is recognized through allowance for credit losses (“ACL”) with an offsetting gross-up adjustment to the acquired loan balances and the related purchase accounting mark. In addition, the Company adopted ASU 2025-08 effectively January 1, 2026. Accordingly, the initial ACL established on acquired loans included both PCD and non-PCD loans that qualified as purchased seasoned loans (“PSL”) under the guidance.

The following table provides a summary of the acquired PCD and PSL loans as of April 1, 2026:

(Dollars in thousands)	Unpaid principal balance	Premium/(discount)	Loans		ACL		Fair value
PCD loans	$59,651	$563	$60,214		$(11,287)		$48,927
PSL loans	874,652	(36,908)	837,744		(8,144)		829,600
Total	$934,303	$(36,345)	$897,958	$—	$(19,431)	$—	$878,527

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at June 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	June 30, 2026
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,996	$—	$(502)	$9,494	$—
U.S. Government agencies	2,491	1	(5)	2,487	—
Obligations of states and political subdivisions	183,976	1	(13,204)	170,773	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,797	16	(4,506)	221,307	—
Private label mortgage and asset backed securities	166,817	57	(17,175)	149,699	—
Corporate debt securities	16,196	137	(5)	16,328	—
Total available-for-sale	$605,273	$212	$(35,397)	$570,088	$—

	June 30, 2026
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,406	$36	$(13,832)	$178,610	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,622	—	(1,748)	9,874	—
Private label mortgage and asset backed securities	45,749	—	(3,796)	41,953	31
Corporate debt securities	26,637	162	(1,164)	25,635	302
Total held-to-maturity	$276,414	$198	$(20,540)	$256,072	$353

	December 31, 2025
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,996	$—	$(487)	$9,509	$—
U.S. Government agencies	66	—	(3)	63	—
Obligations of states and political subdivisions	180,395	5	(14,439)	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	67,588	94	(2,985)	64,697	—
Private label mortgage and asset backed securities	250,575	61	(21,967)	228,669	—
Corporate debt securities	463	48	—	511
Total available-for-sale	$509,083	$208	$(39,881)	$469,410	$—

	December 31, 2025
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,308	$55	$(13,595)	$178,768	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,443	—	(1,632)	9,811	—
Private label mortgage and asset backed securities	51,397	—	(3,282)	48,115	25
Corporate debt securities	32,409	59	(1,513)	30,955	395
Total held-to-maturity	$287,557	$114	$(20,022)	$267,649	$440

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three and six months ended June 30, 2026 and 2025 are shown below (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Investment Securities	2026	2025	2026	2025
Proceeds from sales or calls	$160,694	$275	$160,694	$275
Gross realized gains from sales or calls	40	—	40	—
Gross realized losses from sales or calls	$(5,939)	$(15)	$(5,939)	$(41)

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at June 30, 2026 by contractual maturity is shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2026
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$100	$100
After one year through five years	44,229	41,171
After five years through ten years	19,535	18,364
After ten years	130,108	120,632
	193,972	180,267
Investment securities not due at a single maturity date:
U.S. Government agencies	2,491	2,487
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	225,797	221,307
Private label mortgage and asset backed securities	166,817	149,699
Corporate debt securities	16,196	16,328
Total available-for-sale	$605,273	$570,088

	June 30, 2026
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
Within one year	$—	$—
After one year through five years	33,209	32,121
After five years through ten years	60,139	56,121
After ten years	99,058	90,368
	192,406	178,610
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,622	9,874
Private label mortgage and asset backed securities	45,749	41,953
Corporate debt securities	26,637	25,635
Total held-to-maturity	$276,414	$256,072

At June 30, 2026 there were no issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	June 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,494	$(502)	$9,494	$(502)
U.S. Government agencies	1,481	(1)	60	(4)	1,541	(5)
Obligations of states and political subdivisions	6,303	(71)	163,883	(13,133)	170,186	(13,204)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	75,146	(669)	33,843	(3,837)	108,989	(4,506)
Private label mortgage and asset backed securities	86,426	(754)	153,716	(16,421)	240,142	(17,175)
Corporate debt securities	6,975	(5)	—	—	6,975	(5)
Total available-for-sale	$176,331	$(1,500)	$360,996	$(33,897)	$537,327	$(35,397)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,509	$(487)	$9,509	$(487)
U.S. Government agencies	—	—	63	(3)	63	(3)
Obligations of states and political subdivisions	1,257	(68)	162,730	(14,371)	163,987	(14,439)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,071	(21)	50,458	(2,964)	54,529	(2,985)
Private label mortgage and asset backed securities	—	—	221,568	(21,967)	221,568	(21,967)
Total available-for-sale	$5,328	$(89)	$444,328	$(39,792)	$449,656	$(39,881)

As of June 30, 2026, the Company had a total of 149 available-for-sale debt securities in a gross unrealized loss position with no credit impairment, consisting of 1 U.S. Treasury security, 52 obligations of states and political subdivisions, 63 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 31 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each available-for-sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at June 30, 2026. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of June 30, 2026, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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
•Corporate Debt Securities: Ratings are reviewed on a quarterly basis in addition to other metrics provided through third-party services. Following review of the financial metrics and ratings, management concluded that the unrealized loss position of the corporate debt securities related exclusively to the fluctuation in market interest rates and were not reflective of any credit concerns with the Company’s investments.

Allowance for Credit Losses on Held-to-Maturity Debt Securities

The Company separately evaluates its held-to-maturity debt securities for any credit losses based on probability of default and loss given default utilizing historical industry data based on investment category, while also considering reasonable and supportable forecasts. The probability of default and loss given default are incorporated into the present value of expected cash flows and compared against amortized cost.

The allowance for credit losses on held-to-maturity securities was $353,000 at June 30, 2026. The allowance for credit losses on held-to-maturity securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

Debt Securities Held-to-Maturity	2026	2025	2026	2025
Beginning ACL balance	$407	$974	$440	$1,156
(Credit) to credit losses	(54)	(188)	(87)	(370)
Total Ending ACL balance	$353	$786	$353	$786

During the three month period ended June 30, 2026, the credit to credit losses for held-to-maturity securities was primarily driven by the passage of time. Management believes that the allowance for credit losses for held-to-maturity securities at June 30, 2026 appropriately reflected expected credit losses at that date.

The Company monitors credit quality of debt securities held-to-maturity through the use of credit ratings. The Company monitors the credit ratings on a quarterly basis. For non-rated investment securities, management receives quarterly performance updates to monitor for any credit concerns. There were no held-to-maturity securities on nonaccrual or past due over 89 days and still on accrual. The following table summarizes the amortized cost of debt securities held-to-maturity at the dates indicated, aggregated by credit quality indicator. U.S. Government sponsored agencies are not included in the below tables as credit ratings are not applicable.

	June 30, 2026
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$192,406	$—	$—
Private label mortgage and asset backed securities	33,813	—	11,936
Corporate debt securities	—	15,490	11,147
Total debt securities held-to-maturity	$226,219	$15,490	$23,083

Note 4. Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $17,758,000 and $11,625,000 at June 30, 2026 and December 31, 2025 respectively is not included in the loan tables below and is included in other assets on the Company’s consolidated balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	June 30, 2026	December 31, 2025
Commercial:
Commercial and industrial	$261,339	$156,744
Agricultural production	74,117	34,152
Total commercial	335,456	190,896
Real estate:
Construction & other land loans	224,359	80,452
Commercial real estate - owner occupied	524,989	368,604
Commercial real estate - non-owner occupied	1,266,026	992,486
Farmland	162,830	142,100
Multi-family residential	230,387	199,123
1-4 family - close-ended	307,176	111,741
1-4 family - revolving	43,768	39,818
Total real estate	2,759,535	1,934,324
Consumer:
Manufactured housing	323,384	322,761
Other installment	124,898	92,589
Total consumer	448,282	415,350
Total gross loans	3,543,273	2,540,570
Net deferred origination costs	510	287
Loans, net of deferred origination costs	3,543,783	2,540,857
Allowance for credit losses	(49,422)	(30,071)
Total loans, net	$3,494,361	$2,510,786

At June 30, 2026 and December 31, 2025, loans originated under Small Business Administration (SBA) programs totaling $27,506,000 and $21,161,000, respectively, were included in the real estate and commercial categories, of which, $20,709,000 or 75% and $16,044,000 or 76%, respectively, were secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses for the three months ended June 30, 2026 and 2025 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2026	$3,065	$20,449	$2,342	$4,374	$30,230
Merger Day 1 ACL	1,859	6,838	1,204	9,530	19,431
Provision for credit losses (1)	1,990	2,607	426	236	5,259
Charge-offs	(816)	(2,355)	—	(2,642)	(5,813)
Recoveries	47	194	6	68	315
Ending balance, June 30, 2026	$6,145	$27,733	$3,978	$11,566	$49,422
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $5,635 includes a $(54) credit for held-to-maturity securities and a $430 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, April 1, 2025	$1,782	$17,387	$2,521	$4,405	$26,095
Provision (credit) for credit losses (1)	483	1,844	(25)	338	2,640
Charge-offs	(85)	—	—	(50)	(135)
Recoveries	51	50	9	12	122
Ending balance, June 30, 2025	$2,231	$19,281	$2,505	$4,705	$28,722
(1) Represents provision (credit) to credit losses for loans only. The credit for credit losses on the Consolidated Statements of Income of $2,613 includes a $(188) credit for held-to-maturity securities and a $161 provision for unfunded loan commitments.

During the three month period ended June 30, 2026, the increase in allowance for credit losses was primarily driven by the acquisition of USB, which contributed $19.4 million in Day 1 allowance balances across all portfolio segments. As a result of the Company's early adoption of ASU 2025-08, a Day 1 allowance for credit losses was established for acquired loans at the Merger date. Excluding the impact of the Day 1 allowance, the allowance grew modestly, reflecting a provision for credit losses of $5,259,000, partially offset by net charge-offs of $5,498,000 during the quarter. The provision for loan losses during the quarter ended June 30, 2026 was primarily due to an update of the Company’s peer group based on its larger asset size following the completion of the Merger and also from organic loan growth during the quarter. Charge-offs during the quarter were associated with loans previously fully reserved or absorbed within the Day 1 allowance recorded at the time of the Merger.

The following table shows the summary of activities for the allowance for credit losses for the six months ended June 30, 2026 and 2025 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2026	$2,747	$19,944	$2,372	$5,008	$30,071
Merger Day 1 ACL	1,859	6,838	1,204	9,530	19,431
Provision (credit) for credit losses (1)	2,288	3,112	387	(406)	5,381
Charge-offs	(816)	(2,355)	—	(2,653)	(5,824)
Recoveries	67	194	15	87	363
Ending balance, June 30, 2026	$6,145	$27,733	$3,978	$11,566	$49,422
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $5,725 includes a $(87) credit for held-to-maturity securities and a $431 provision for unfunded loan commitments.

	Commercial	Commercial Real Estate	1-4 Family	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2025	$1,752	$17,766	$2,751	$3,534	$25,803
Provision (credit) for credit losses (1)	448	1,465	(263)	1,158	2,808
Charge-offs	(91)	—	—	(73)	(164)
Recoveries	122	50	17	86	275
Ending balance, June 30, 2025	$2,231	$19,281	$2,505	$4,705	$28,722
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Operations of $2,572 includes a $(370) credit for held-to-maturity securities and a $134 provision for unfunded loan commitments.

During the three and six month periods ended June 30, 2026, the increase in the allowance for credit losses was primarily driven by the acquisition of USB, which contributed $19.4 million in Day 1 allowance balances across all portfolio segments. The allowance for credit losses as a percentage of total loans was 1.39% as of June 30, 2026 compared to 1.18% at December 31, 2025. The provision for loan losses during the quarter ended June 30, 2026 was due to an update of the Company’s peer group based on its larger asset size following the completion of the Merger and also from organic loan growth during the quarter. The Company believes the allowance for credit losses is adequate to provide for expected credit losses within the loan portfolio at June 30, 2026. Charge-offs during the quarter were associated with loans previously fully reserved or absorbed within the Day 1 allowance recorded at the time of the Merger.

The following tables present the composition of nonaccrual loans as of June 30, 2026 and December 31, 2025 respectively (in thousands).

	June 30, 2026
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,459	$—	$1,459
Commercial real estate - owner occupied	—	1,063	1,063
Commercial real estate - non-owner occupied	—	11,516	11,516
Farmland	1,591	403	1,994
1-4 family real estate	—	2,440	2,440
Manufactured housing	631	654	1,285
Total	$3,681	$16,076	$19,757

	December 31, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,533	$—	$1,533
Commercial real estate - owner occupied	—	101	101
Commercial real estate - non-owner occupied	—	530	530
Farmland	—	1,525	1,525
1-4 family real estate	—	1,697	1,697
Manufactured housing	809	676	1,485
Other installment	64	20	84
Total	$2,406	$4,549	$6,955

The following tables present the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of June 30, 2026 and December 31, 2025 (in thousands).

	June 30, 2026
	Manufactured Homes	Real Estate	Machinery & Equipment	Automobiles	Total
Commercial and industrial	$—	$—	$1,459	$—	$1,459
Commercial real estate - owner occupied	—	1,063	—	—	1,063
Commercial real estate - non-owner occupied	—	11,013	503	—	11,516
Farmland	—	1,994	—	—	1,994
1-4 family real estate	—	2,440	—	—	2,440
Manufactured housing	1,285	—	—	—	1,285
Total	$1,285	$16,510	$1,962	$—	$19,757

	December 31, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Automobiles	Total
Commercial and industrial	$—	$—	$1,533	$—	$1,533
Commercial real estate - owner occupied	—	101	—	—	101
Commercial real estate - non-owner occupied	—	13,394	530	—	13,924
Farmland	—	1,525	—	—	1,525
1-4 family real estate	—	1,697	—	—	1,697
Manufactured housing	1,485	—	—	—	1,485
Other installment	—	—	—	84	84
Total	$1,485	$16,717	$2,063	$84	$20,349

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the gross charge-offs recognized during the six months ended June 30, 2026 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$23,007	$25,723	$25,607	$17,117	$8,258	$27,181	$115,527	$1,822	$244,242
Special mention	—	—	—	—	75	—	150	—	225
Substandard	—	100	14	94	1,837	13,220	43	17	15,325
Total	$23,007	$25,823	$25,621	$17,211	$10,170	$40,401	$115,720	$1,839	$259,792
Current period gross write-offs	$—	$553	$170	$—	$—	$93	$—	$—	$816

Agricultural production
Pass/Watch	$635	$2,874	$1,225	$43	$600	$431	$63,068	$1,145	$70,021
Special mention	—	233	—	—	—	—	3,452	233	3,918
Substandard	—	—	—	—	—	—	255		255
Total	$635	$3,107	$1,225	$43	$600	$431	$66,775	$1,378	$74,194
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$14,579	$65,828	$52,796	$13,942	$2,320	$3,283	$49,176	$—	$201,924
Special mention	—	—	6,102	—	—	—	—	—	6,102
Substandard	—	—	—	—	—	74	15,691	—	15,765
Total	$14,579	$65,828	$58,898	$13,942	$2,320	$3,357	$64,867	$—	$223,791
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$61,709	$77,595	$62,181	$33,627	$53,640	$222,294	$11,493	$1,898	$524,437
Special mention	—	—	—	1,345	—	—	—	—	1,345
Substandard	—	—	—	1,724	—	3,496	—	—	5,220

Total	$61,709	$77,595	$62,181	$36,696	$53,640	$225,790	$11,493	$1,898	$531,002
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$62,344	$154,129	$115,666	$100,561	$228,814	$495,888	$32,328	$250	$1,189,980
Special mention	—	—	13,902	—	3,613	8,965	350		26,830
Substandard	—	—	11,472	—	5,471	22,394	1,586		40,923
Total	$62,344	$154,129	$141,040	$100,561	$237,898	$527,247	$34,264	$250	$1,257,733
Current period gross write-offs	$—	$—	$—	$—	$—	$2,355	$—	$—	$2,355

Farmland
Pass/Watch	$8,050	$9,636	$7,552	$4,189	$19,507	$79,765	$8,235	$—	$136,934
Special mention	—	1,800	—	328	—	4,159	—	—	6,287
Substandard	—	—	—	3,623	9,506	4,563	1,784	—	19,476
Total	$8,050	$11,436	$7,552	$8,140	$29,013	$88,487	$10,019	$—	$162,697
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$3,288	$27,003	$15,315	$26,901	$39,997	$81,709	$10,452	$—	$204,665
Special mention	—	—	2,558	15,600	—	—	—	—	18,158
Substandard		—	—	—	—	7,265	—	—	7,265
Total	$3,288	$27,003	$17,873	$42,501	$39,997	$88,974	$10,452	$—	$230,088
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$12,296	$9,706	$5,797	$223,948	$5,195	$36,797	$12,265	$—	$306,004
Special mention	—	—	—	—	434	—	—	—	434
Substandard	—	—	43	2,397	—	122	—	—	2,562
Total	$12,296	$9,706	$5,840	$226,345	$5,629	$36,919	$12,265	$—	$309,000
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$43,140	$847	$43,987
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	36	36
Total	$—	$—	$—	$—	$—	$—	$43,140	$883	$44,023
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$13,287	$39,900	$41,119	$35,753	$40,112	$149,901	$—	$—	$320,072
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	117	275	—	2,579	—	—	2,971
Total	$13,287	$39,900	$41,236	$36,028	$40,112	$152,480	$—	$—	$323,043
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Pass/Watch	$21,875	$28,666	$26,132	$13,498	$3,361	$33,348	$1,078	$—	$127,958
Special mention	—	—	—	—	—	—	—	—	—
Substandard	25	9	301	39	—	88	—	—	462
Total	$21,900	$28,675	$26,433	$13,537	$3,361	$33,436	$1,078	$—	$128,420
Current period gross write-offs	$2	$—	$—	$10	$303	$2,338	$—	$—	$2,653

Total loans outstanding (risk rating):
Pass/Watch	$221,070	$441,060	$353,390	$469,579	$401,804	$1,130,597	$346,762	$5,962	$3,370,224
Special mention	—	2,033	22,562	17,273	4,122	13,124	3,952	233	63,299
Substandard	25	109	11,947	8,152	16,814	53,801	19,359	53	110,260
Grand Total	$221,095	$443,202	$387,899	$495,004	$422,740	$1,197,522	$370,073	$6,248	$3,543,783
Current period total gross write-offs	$2	$553	$170	$10	$303	$4,786	$—	$—	$5,824

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

Student Loans
Included in installment loans are $24,237,000 and $0 in student loans at June 30, 2026, and December 31, 2025, respectively, made to medical and pharmacy school students. The student loan portfolio was acquired on April 1, 2026 through the Merger. Accrued interest on student loans totaled $2,456,000 and $0 at June 30, 2026, and December 31, 2025, respectively. Upon graduation the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. USB had not originated or purchased student loans since 2019.

As of June 30, 2026 and December 31, 2025, the allowance for credit losses for the student loan portfolio was $7,042,000 and $0, respectively. There were no student loans in the substandard category at June 30, 2026 and December 31, 2025.
The following tables summarize the credit quality indicators for outstanding student loans as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	14	$398	$360	—	$—	$—
Grace	9	244	221	—	—	—
Repayment	304	14,629	201	—	—	—
Deferment	75	3,844	984	—	—	—
Forbearance	102	5,122	690	—	—	—
Total	504	$24,237	$2,456	—	$—	$—

School - The time in which the borrower is still actively in school at least half time. No payments are expected during this stage, though the borrower may begin immediate payments.

Grace - A six month period of time granted to the borrower immediately upon graduation, or withdrawal from school.  Interest continues to accrue. Upon completion of the six month grace period the loan is transferred to repayment status. This status may also represent a borrower activated to military duty during their time in school. The borrower must return to at least half-time status within six-months of the active duty end-date in order to return to in-school status.

Repayment - The time in which the borrower is no longer actively in school at least half time, and has not received an approved grace, deferment, or forbearance. Regular payment is expected from these borrowers under an allotted payment plan.

Deferment - May be granted up to 48 months for borrowers who have begun the repayment period on their loans but are (1) actively enrolled in an eligible school at least half time, or (2) are actively enrolled in an approved and verifiable medical residency, internship, or fellowship program.

Forbearance - The period of time during which the borrower may postpone making principal and interest payments due to hardship or administrative reasons. Interest continues to accrue on loans during periods of authorized forbearance. If the borrower is delinquent at the time the forbearance is granted, accrued and unpaid interest from the date of delinquency, if any, will be capitalized at the end of the forbearance period. The loan-term will not change and payments may be increased to allow the loan to pay off in the required time frame. A forbearance that results in an insignificant payment delay is not considered a concessionary change in terms, provided the borrower affirms the obligation. Forbearance is not an uncommon status designation; this designation is standard industry practice, and is consistent with a student’s migration to the medical profession. However, additional risk is associated with this designation.

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 120 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. As of June 30, 2026, $595,000 in accrued interest receivable was reversed due to charge-offs of $2.3 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Number of Borrowers	Principal Amount	Number of Borrowers	Principal Amount
Current or less than 31 days	176	$19,010	—	$—
31 - 60 days	3	349	—	—
61 - 90 days	2	392	—	—
Greater than 90 days	—	—	—	—
Total	181	$19,751	—	$—

The following table shows an aging analysis of the loan portfolio by class at June 30, 2026 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$3,191	$136	$1,307	$4,634	$254,849	$259,483	$—	$1,459
Agricultural production	—	—	—	—	74,117	74,117	—	—
Real estate:
Construction & other land loans	—	—	—	—	224,359	224,359	—	—
Commercial real estate - owner occupied	—	2,061	971	3,032	528,652	531,684	—	1,063
Commercial real estate - non-owner occupied	1,655	5,303	11,388	18,346	1,240,985	1,259,331	—	11,516
Farmland	—	—	403	403	162,427	162,830	—	1,994
Multi-family residential	—	2,558	—	2,558	227,829	230,387	—	—
1-4 family - close-ended	135	434	2,397	2,966	306,066	309,032	—	2,440
1-4 family - revolving	86	—	—	86	43,682	43,768	—	—
Consumer:
Manufactured housing	612	208	102	922	322,462	323,384	—	1,285
Other installment	927	443	3	1373	123,525	124,898	—	—
Deferred costs	—	—	—	—	510	510	—	—
Total	$6,606	$11,143	$16,571	$34,320	$3,509,463	$3,543,783	$—	$19,757
The following table shows an aging analysis of the loan portfolio by class at December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$551	$64	$1,510	$2,125	$154,619	$156,744	$—	$1,533
Agricultural production	—	—	—	—	34,152	34,152	—	—
Real estate:
Construction & other land loans	—	—	—	—	80,452	80,452	—	—
Commercial real estate - owner occupied	239	—	—	239	368,365	368,604	—	101
Commercial real estate - non-owner occupied	13,389	—	530	13,919	978,567	992,486	—	530
Farmland	—	—	1,525	1,525	140,575	142,100	—	1,525
Multi-family residential	—	—	—	—	199,123	199,123	—	—
1-4 family - close-ended	1,552	772	1,184	3,508	108,233	111,741	—	1,697
1-4 family - revolving	569	—	—	569	39,249	39,818	—	—
Consumer:
Manufactured housing	723	345	—	1,068	321,693	322,761	—	1,485
Other installment	162	93	—	255	92,334	92,589	—	84
Deferred costs	—	—	—	—	287	287	—	—
Total	$17,185	$1,274	$4,749	$23,208	$2,517,649	$2,540,857	$—	$6,955

Foregone interest on nonaccrual loans was $342,000 and $769,000 for the three and six months ended June 30, 2026 compared to $118,000 and $199,000 for the for the three and six months ended June 30, 2025. Interest income recognized on non-accrual loans for the six months ended June 30, 2026 and 2025 was $16,000 and $34,000, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025.

Note 5. Investment in York Monterey Properties

On April 1, 2026 as part of the Merger, the Company acquired a wholly-owned subsidiary of United Security Bancshares, York Monterey Properties, Inc. (“Properties”), organized as a California corporation. York Monterey Properties, Inc. is included within the consolidated financial statements of the Company, with $8.2 million of the total investment recognized within the balance of OREO within Other Assets on the consolidated balance sheets. The property is comprised of 14 lots in Monterey, California.

Note 6. Goodwill and Intangible Assets

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

The following tables summarize the changes in the Company’s goodwill and core deposit intangible assets for the three and six months ended June 30, 2026 and 2025 (in thousands):

	For Three Months Ended June 30,
	2026		2025
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$8,015	$96,828	$9,017
Additions	57,772	26,581	—	—
Amortizations	—	(1,873)	—	(250)
Ending Balance	$154,600	$32,723	$96,828	$8,767

	For Six Months Ended June 30,
	2026		2025
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$8,266	$96,828	$9,268
Additions	57,772	26,581	—	—
Amortizations	—	(2,124)	—	(501)
Ending Balance	$154,600	$32,723	$96,828	$8,767

The following tables presents the estimated amortization expense for core deposit intangible assets remaining at June 30, 2026 (in thousands):

Estimated Amortization
2026	$3,747
2027	7,493
2028	7,147
2029	4,987
2030	3,231
Thereafter	6,118
Total	$32,723

Note 7. Deposits

The composition of the deposits at June 30, 2026 and December 31, 2025 is summarized in the table below (in thousands):

	June 30, 2026	December 31, 2025
Savings and NOW accounts	$976,176	$674,704
MMA accounts	1,151,159	858,354
Time deposits	541,119	503,451
Total interest-bearing	2,668,454	2,036,509
Non-interest bearing	1,451,008	1,058,765
Total deposits	$4,119,462	$3,095,274
Brokered deposits included in time deposits	$360,472	$398,298
As of June 30, 2026 and December 31, 2025, uninsured deposits totaled $1,526,017,000 and $1,185,118,000, respectively.

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2026	$282,652
2027	246,306
2028	10,478
2029	688
2030	333
Thereafter	662
Total	$541,119

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Savings	$188	$136	$343	$282
Money market	7,244	5,070	12,329	10,170
NOW accounts	1,453	898	2,465	1,611
Time certificates of deposit	4,847	4,434	9,430	8,863
Total	$13,732	$10,538	$24,567	$20,926

Note 8. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $150,000,000 at June 30, 2026 and December 31, 2025, respectively, at interest rates which vary with market conditions. As of June 30, 2026 and December 31, 2025, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of June 30, 2026, the Company had an overnight borrowing for $135,000,000 with an interest rate of 4.08% compared to $73,000,000 with an interest rate of 4.02% at December 31, 2025. As of June 30, 2026, the Company had four short-term advances outstanding totaling $40,000,000 with a weighted average interest rate of 3.93% compared to no short-term advances as of December 31, 2025.

Approximately $1,308,871,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $703,907,000 as of June 30, 2026. FHLB advances are also secured by investment securities with a borrowing capacity totaling $199,836,000 and $156,669,000 and market values, as assigned by FHLB, totaling $235,414,000 and $198,374,000 at June 30, 2026 and December 31, 2025, respectively. The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit - The Company has a line of credit through the discount window in the amount of $3,101,000 and $3,411,000 with the Federal Reserve Bank of San Francisco (FRB) at June 30, 2026 and December 31, 2025, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,600,000 and $3,910,000 and market values totaling $3,204,000 and $3,536,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2026 and December 31, 2025:

Credit Lines (In thousands)	June 30, 2026	December 31, 2025
Unsecured Credit Lines
Total credit limit	$150,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	878,907	809,391
Balance outstanding	175,000	73,000
Letters of credit	—	27,000
Collateral pledged	1,929,752	1,446,828
Fair value of collateral	1,325,541	1,230,691
Federal Reserve Bank
Credit limit	3,101	3,411
Balance outstanding	—	—
Collateral pledged	3,600	3,910
Fair value of collateral	3,204	3,536

Note 9. Senior Debt & Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(48)	(121)
Floating rate senior debt bank loan, due 2032	29,105	29,492
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Junior subordinated deferrable interest debentures, due June 2037	6,079	—
Total subordinated debentures	$75,291	$69,526

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

Interest expense recognized by the Company for the Subordinated Debentures for both three months ended June 30, 2026 and 2025 was $309,000. Interest expense recognized by the Company for the Subordinated Debentures for both for the six months ended June 30, 2026 and 2025 was $619,000.

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

Interest expense recognized by the Company for the Senior Debt for the three and six months ended June 30, 2026 was $460,000 and $921,000 compared to $512,000 and $1,018,000 for the for the three and six months ended June 30, 2025.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st. The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008. The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At June 30, 2026, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of June 30, 2026, the rate was 5.53%.

As part of the Merger on April 1, 2026, the Company acquired a wholly-owned special purpose entity, USB Capital Trust II, for the purpose of issuing Trust Preferred Securities. USB Capital Trust II is a Variable Interest Entity and a deconsolidated entity pursuant to current accounting standards related to variable interest entities. These securities have a thirty-year maturity and bear a floating rate of interest (repricing quarterly) of 1.29% over the forward 3-month SOFR rate. Interest is payable quarterly.

The Company has a contractual principal balance of $6,464,000 at June 30, 2026. The Company may redeem the junior subordinated debentures at any time at par.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three and six months ended June 30, 2026 was $167,000 and $238,000 compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three and six months ended June 30, 2025 of $81,000 and $160,000.

Note 10. Commitments and Contingencies

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

Commitments to extend credit amounting to $798,806,000 and $491,413,000 were outstanding at June 30, 2026 and December 31, 2025, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $791,538,000 and $486,408,000 at June 30, 2026 and December 31, 2025, respectively. Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $230,000,000 and $89,745,000 as of June 30, 2026 and December 31, 2025, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $7,268,000 and $5,005,000 were outstanding at June 30, 2026 and December 31, 2025, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at June 30, 2026 or December 31, 2025. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At June 30, 2026 and December 31, 2025, the allowance for credit losses of unfunded commitments was $1,757,000 and $1,325,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process. While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

Note 11. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Service charges	$1,038	$505	$1,556	$1,007
Interchange Fees	836	492	899	738
Appreciation in cash surrender value of bank owned life insurance	522	372	773	478
Loan placement fees	299	180	445	417
Federal Home Loan Bank dividends	217	237	1,300	1,008
Net realized loss on sales and calls of investment securities	(5,899)	(15)	(5,899)	(15)
Other	1,017	593	1,743	1,342
Total other non-interest income	$(1,970)	$2,364	$817	$4,975

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Merger and acquisition expense	$7,746	$—	$8,036	$278
Information technology	2,658	1,791	4,371	3,693
Amortization of core deposit intangibles	1,873	250	2,124	501
Data processing expense	1,218	855	1,978	1,655
Professional services	840	639	1,462	1,503
Regulatory assessments	706	498	1,232	989
ATM/Debit card expenses	677	397	1,023	790
Directors’ expenses	261	236	496	452
Loan related expenses	208	164	394	376
Advertising	185	241	386	502
Personnel other	25	97	63	198
Other expense	2,625	2,074	4,826	3,989
Total other non-interest expense	$19,022	$7,242	$26,391	$14,926

Note 12. Earnings Per Share

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$2,695	$7,832	$14,184	$16,125
Weighted average shares outstanding	27,051,374	18,987,217	23,077,851	18,960,670
Basic earnings per share	$0.10	$0.41	$0.61	$0.85

Diluted Earnings Per Share	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$2,695	$7,832	$14,184	$16,125
Weighted average shares outstanding	27,051,374	18,987,217	23,077,851	18,960,670
Effect of dilutive stock options and restricted stock	57,546	55,533	68,096	67,755
Weighted average shares of common stock and common stock equivalents	27,108,920	19,042,750	23,145,947	19,028,425
Diluted earnings per share	$0.10	$0.41	$0.61	$0.85

Options to purchase 133,916 shares of common stock were outstanding as of June 30, 2026, compared to 217,210 outstanding as of June 30, 2025. There were 115,122 and 118,165 restricted stock awards and units unvested and outstanding at June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, there were no anti-dilutive weighted average shares outstanding.

Holders of unvested restricted stock accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that are time-based contain non-forfeitable rights to dividends or dividend equivalents and are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings. Holders of restricted stock awards under the 2025 plan receive forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is not significant for these participating securities.

Note 13. Share-Based Compensation

In May 2025, the Company adopted the Community West Bancshares 2025 Omnibus Incentive Plan (the “2025 Plan”). The plan provides for awards in the form of stock options, restricted stock, restricted stock units, and other types of awards. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock or units, the exercise price in the case of stock options and the grant value in the case of restricted stock and units may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 500,000. Currently under the 2025 Plan, 438,748 shares remain reserved for future grants as of June 30, 2026.

Share-based compensation cost recognized was $305,000 and $583,000 for the three and six months ended June 30, 2026, respectively, and $292,000 and $600,000 for the three and six months ended June 30, 2025.

Stock Option Awards

The Company bases the fair value of the stock options granted on the date of grant using a Black-Scholes Merton option pricing model that uses assumptions based on expected option life and the level of estimated forfeitures, expected stock volatility, risk free interest rate, and dividend yield. The expected term and level of estimated forfeitures of the Company’s stock options are based on the Company’s own historical experience. Stock volatility is based on the historical volatility of the Company’s stock.  The risk-free interest rate is based on the U.S. Treasury yield curve for the periods within the contractual life of the stock options in effect at the time of grant. The compensation cost for stock options granted is based on the weighted average grant date fair value per share.

A summary of the activity of the Company’s stock options for the six months ended June 30, 2026 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	183,210	$14.36
Exercised	(48,109)	14.94
Expired	(1,185)	8.98
Options outstanding at June 30, 2026	133,916	$13.87
As of June 30, 2026, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

Restricted Stock Awards (RSAs) and Restricted Stock Units (RSUs)

The 2025 Plan provides for the issuance of restricted common stock and units to directors and officers based on the achievement of performance goals as determined by the Board of Directors or in accordance with executive employment agreements. Restricted common stock grants and units typically vest over a one to five-year period. Restricted common stock grants and units are subject to forfeiture if employment terminates prior to vesting. The cost of these awards is recognized over the vesting period of the awards based on the fair value of our common stock on the date of the grant.

The shares or units awarded to employees and directors under the restricted stock agreements vest on applicable vesting dates only to the extent the recipient of the shares is then an employee or a director of the Company or one of its subsidiaries, and each recipient will forfeit all of the shares that have not vested on the date his or her employment or service is terminated. Under restricted stock awards, shares are issued on the grant date and held subject to vesting restrictions, whereas restricted stock units represent a right to receive shares only upon vesting. Under the 2025 Plan, holders of restricted stock awards and units receive or accrue forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The following table summarizes restricted stock activity for the six months ended June 30, 2026 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2025	117,435	$17.73
Granted	—	—
Vested	(61,971)	17.32
Forfeited	(1,594)	17.28
Nonvested outstanding shares at June 30, 2026	53,870	$21.36

As of June 30, 2026, there were 53,870 shares of restricted stock that are nonvested and expected to vest. As of June 30, 2026, there was $878,000 of total unrecognized compensation cost related to nonvested restricted common stock awards. Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.01 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table summarizes restricted stock unit activity for the six months ended June 30, 2026 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested units at December 31, 2025	—	$—
Granted	61,252	24.13
Vested	—	—
Forfeited	—	—
Nonvested units at June 30, 2026	61,252	$24.13

As of June 30, 2026, there were 61,252 shares of restricted stock units that are nonvested and expected to vest. As of June 30, 2026, there was $1,360,000 of total unrecognized compensation cost related to nonvested restricted common stock awards.  Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.33 years and will be adjusted for subsequent changes in estimated forfeitures.

Note 14. Fair Value Measurements

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	June 30, 2026
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$73,334	$73,334	$—	$—	$73,334
Interest-earning deposits in other banks	133,503	133,503	—	—	133,503
Held-to-maturity investment securities	276,061	—	256,072	—	256,072
Loans, net	3,494,361	—	—	3,380,313	3,380,313
Financial liabilities:
Time deposits	541,119	—	541,011	—	541,011
Borrowings	175,000	—	175,000	—	175,000
Senior debt and subordinated debentures	75,291	—	—	72,393	72,393

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,627	$27,627	$—	$—	$27,627
Interest-earning deposits in other banks	91,357	91,357	—	—	91,357
Held-to-maturity investment securities	287,117	—	267,649	—	267,649
Loans, net	2,510,786	—	—	2,506,681	2,506,681
Financial liabilities:
Time deposits	503,451	—	503,423	—	503,423
Borrowings	73,000	—	73,000	—	73,000
Senior debt and subordinated debentures	69,526	—	—	66,181	66,181

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
June 30, 2026	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,494	$9,494	$—	$—
U.S. Government agencies	2,487	—	2,487	—
Obligations of states and political subdivisions	170,773	—	170,773	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	221,307	—	221,307	—
Private label mortgage and asset backed securities	149,699	—	149,699	—
Corporate debt securities	16,328	—	16,328	—
Equity securities	10,119	10,119	—	—
Total assets measured at fair value on a recurring basis	$580,207	$19,613	$560,594	$—

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,509	$9,509	$—	$—
U.S. Government agencies	63	—	63	—
Obligations of states and political subdivisions	165,961	—	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	64,697	—	64,697	—
Private label mortgage and asset backed securities	228,669	—	228,669	—
Corporate debt securities	511	—	511	—
Equity securities	6,797	6,797	—	—
Total assets measured at fair value on a recurring basis	$476,207	$16,306	$459,901	$—

The table below presents the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

	Fair Value Measurements Using
June 30, 2026	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$11,151	—	—	$11,151
Commercial and industrial	136	—	—	136
Farmland	1,519	—	—	1,519
Other installment loans	—	—	—	—
Total collateral dependent loans	$12,806	—	—	$12,806

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$11,937	—	—	$11,937
Commercial and industrial	1,000	—	—	1,000
Farmland	—	—	—	—
Other installment loans	54	—	—	54
Total collateral dependent loans	$12,991	—	—	$12,991

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
June 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$12,806	Fair value of property	Cost to sell	Not meaningful N/A

	Fair Value Measurements Using
December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$12,991	Fair value of property	Cost to sell	Not meaningful N/A

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis at June 30, 2026 and December 31, 2025.

There were no changes in valuation techniques used during the periods ended June 30, 2026 or December 31, 2025.

Note 15. Subsequent Events

Dividend Declared

On July 22, 2026, the Board of Directors declared a $0.12 per share cash dividend payable on August 21, 2026 to shareholders of record as of August 6, 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a central California-based bank holding company for a bank subsidiary, Community West Bank (the “Bank”). We offer 31 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley south to Bakersfield, and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve. On April 1, 2026, the Company completed its previously announced merger of United Security Bancshares pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Refer to Note 2 - Business Combinations for further discussion of this transaction.

Dividend Declared

On July 22, 2026, the Board of Directors declared a $0.12 per share cash dividend payable on August 21, 2026 to shareholders of record as of August 6, 2026.

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

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 8-10 years.

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

Financial Highlights

The significant highlights for the Company as of or for the period ended June 30, 2026 included the following:

•On April 1, 2026, the Company completed its previously announced merger (“Merger”) with United Security Bancshares (“USB”) pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Following the Merger, United Security Bank, a wholly owned subsidiary of USB, merged with and into Community West Bank, a wholly owned subsidiary of the Company, with the Bank continuing as the surviving entity.
•Net income during the second quarter decreased to $2.70 million, or $0.10 per diluted common share, compared to net income of $11.49 million and $0.60 per diluted common share, respectively, in the first quarter of 2026. The decrease in net income was due to an increase in non-recurring items: an increase in merger expenses of $7,458,000 and a net realized loss on sales and calls of investment securities of $5,899,000, in addition to an increase to the provision for credit losses of $5,545,000 as compared to the trailing quarter.
•The Company recorded a provision for credit losses of $5,635,000 during the quarter ended June 30, 2026, as compared to $90,000 during the trailing quarter. The current quarter provision is attributed to a provision for loan losses totaling $5,259,000, a provision for unfunded commitments of $430,000, partially offset by a credit to the reserve for held-to-maturity securities of $54,000. The provision for loan losses during the quarter ended June 30, 2026 was primarily due to an update of the Company’s peer group based on its larger asset size following the completion of the Merger and also from organic loan growth during the quarter. Charge-offs during the quarter were associated with loans previously fully reserved or absorbed within the Day 1 allowance recorded at the time of the Merger.
•Gross loans increased by $992.7 million or 38.91% for the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026 and increased $1.0 billion or 39.47% year-to-date. The fair value of loans acquired from USB was $878.5 million as of April 1, 2026.
•Total deposits increased by $977.9 million or 31.13% for the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026 and $1.0 billion or 33.09% year-to-date. Total deposits acquired as a result of the Merger was $1.1 billion as of April 1, 2026. Brokered deposits decreased by $73.1 million or 14.30% for the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026 and decreased $80.5 million or 15.53% year-to-date.
•Total cost of deposits decreased to 1.31% for the quarter ended June 30, 2026 compared to 1.40% for the quarter ended March 31, 2026, and decreased from 1.39% for the quarter ended December 31, 2025.
•Average non-interest bearing demand deposits as a percentage of total average deposits totaled 34.14% and 33.32% for the quarters ended June 30, 2026 and March 31, 2026, respectively.
•Net interest margin (calculated on a fully tax equivalent basis) increased to 4.56% for the quarter ended June 30, 2026, from 4.30% for the quarter ended March 31, 2026.
•There were $27.9 million of non-performing assets as of June 30, 2026. Net loan charge offs were $5,498,000 for the quarter ended June 30, 2026 and loans delinquent 30 days or more were $34.3 million as of June 30, 2026.
•Capital positions remain strong at June 30, 2026 with a 9.79% Tier 1 Leverage Ratio; a 11.41% Common Equity Tier 1 Ratio; a 11.53% Tier 1 Risk-Based Capital Ratio; and a 13.63% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on August 21, 2026 to shareholders of record as of August 6, 2026.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(In thousands, except share and per-share amounts)	2026	2026	2025	2026	2025
Net interest income before provision for credit losses	$50,912	$36,003	$33,304	$86,916	$65,486
Provision for credit losses	5,635	90	2,613	5,725	2,572
Net interest income after provision for credit losses	45,277	35,913	30,691	81,191	62,914
Total non-interest income	(1,970)	2,788	2,364	817	4,975
Total non-interest expenses	39,143	22,987	22,296	62,130	45,766
Income before provision for income taxes	4,164	15,714	10,759	19,878	22,123
Provision for income taxes	1,469	4,225	2,927	5,694	5,998
Net income	$2,695	$11,489	$7,832	$14,184	$16,125

During the three months ended June 30, 2026, the Company reported net income of $2,695,000. Basic and diluted earnings per share for the three months ended June 30, 2026 were $0.10 compared to $0.41 for the three months ended June 30, 2025. During the three months ended June 30, 2026, the Company recorded a $5,635,000 provision for credit losses compared to a $2,613,000 provision for credit losses during the three months ended June 30, 2025. During the quarter ended June 30, 2026, the Company realized a net loss on sales and calls of securities of $5,899,000 compared to a net loss of $15,000 during the prior year quarter ended June 30, 2025 as part of a strategic repositioning of the investment portfolio. The increase in both quarter-to-date and year-to-date non-interest expense categories was driven primarily by increases in merger expenses, salary and employee benefits, and amortization of core deposit intangibles as a result of the Merger.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	For the Three Months Ended			For the Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(In thousands, except share and per-share amounts)	2026	2026	2025	2026	2025

NET INCOME ADJUSTED FOR NON-CORE ITEMS
Net income (GAAP)	$2,695	$11,489	$7,832	$14,184	$16,125
Merger and conversion related costs:
Personnel and severance	4,824	—	—	4,824	—
Professional services	2,361	289	—	2,650	278
Data processing and technology	502	—	—	502	—
Other	60	—	—	60	—
Total merger and conversion related costs	7,747	289	—	8,036	278
Loss on sales/calls of investment securities	5,899	—	15	5,899	15
Income tax impact of non-core items	(4,034)	(85)	(4)	(4,119)	(87)
Comparable net income (non-GAAP)	$12,307	$11,693	$7,843	$24,000	$16,331
DILUTED EARNINGS PER SHARE
Weighted average diluted shares	27,108,920	19,137,134	19,042,750	23,145,947	19,028,425
Diluted earnings per share (GAAP)	$0.10	$0.60	$0.41	$0.61	$0.85
Comparable diluted earnings per share (non-GAAP)	$0.45	$0.61	$0.41	$1.04	$0.86
RETURN ON AVERAGE ASSETS
Average assets	$4,927,433	$3,695,982	$3,553,327	$4,315,110	$3,540,901
Return on average assets (GAAP)	0.22%	1.24%	0.88%	0.66%	0.91%
Impact of non-core items	0.78%	0.03%	—%	0.45%	0.01%
Comparable return on average assets (non-GAAP)	1.00%	1.27%	0.88%	1.11%	0.92%
RETURN ON AVERAGE EQUITY
Average stockholders' equity	$607,758	$418,172	$377,413	$513,490	$373,735
Return on average equity (GAAP)	1.77%	10.99%	8.30%	5.52%	8.63%
Impact of non-core items	6.34%	0.19%	0.01%	3.82%	0.11%
Comparable return on average equity (non-GAAP)	8.10%	11.18%	8.31%	9.35%	8.74%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$39,143	$22,987	$22,296	$62,130	$45,766
Merger-related non-interest expenses	(7,747)	(289)	—	(8,036)	(278)
Comparable non-interest expense (non-GAAP)	31,396	22,698	22,296	54,094	45,488
Net interest income (GAAP)	50,912	36,003	33,304	86,916	65,486
Non-interest income (GAAP)	(1,970)	2,788	2,364	817	4,975
Loss on sales/calls of investment securities	5,899	—	15	5,899	15
Comparable non-interest income (non-GAAP)	$3,929	$2,788	$2,379	$6,716	$4,990
Efficiency ratio (GAAP)	79.98%	59.26%	62.51%	70.82%	64.95%
Comparable efficiency ratio (non-GAAP)	57.25%	58.51%	62.48%	57.77%	64.54%

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2026	2026	2026	2026	2026
PRE-TAX PRE-PROVISION RETURN ON AVERAGE ASSETS OR EQUITY
Net income (GAAP)	$2,695	$11,489	$7,832	$14,184	$16,125
Exclude provision for income taxes	1,469	4,225	2,927	5,694	5,998
Exclude provision for credit losses	5,635	90	2,613	5,725	2,572
Net income before income tax and provision expense (Non-GAAP)	$9,799	$15,804	$13,372	$25,603	$24,695

Net income excluding non-core items (Non-GAAP)	12,307	11,693	7,843	24,000	16,331
Exclude provision for income taxes (Non-GAAP) (1)	5,503	4,310	2,931	9,813	6,085
Exclude provision for credit losses	5,635	90	2,613	5,725	2,572
Net income excluding non-core items before income tax and provision expense (Non-GAAP)	$23,445	$16,093	$13,387	$39,538	$24,988

RETURN ON AVERAGE ASSETS (Annualized)
Average assets	$4,927,433	$3,695,982	$3,553,327	$4,315,110	$3,540,901
Return on average assets (GAAP)	0.22%	1.24%	0.88%	0.66%	0.91%
Pre-tax pre-provision return on average assets (Non-GAAP)	0.80%	1.71%	1.51%	1.19%	1.39%
Pre-tax pre-provision excluding non-core items return on average assets (Non-GAAP)	1.90%	1.74%	1.51%	1.83%	1.41%

RETURN ON AVERAGE EQUITY (Annualized)
Average stockholders' equity	$607,758	$418,172	$377,413	$513,490	$373,735
Return on average equity (GAAP)	1.77%	10.99%	8.30%	5.52%	8.63%
Pre-tax pre-provision return on average equity (Non-GAAP)	6.45%	15.12%	14.17%	4.99%	13.22%
Pre-tax pre-provision excluding non-core items return on average equity (Non-GAAP)	15.43%	15.39%	14.19%	15.40%	13.37%

(1) Calculated as GAAP provision for income taxes plus income tax impact of non-core items at statutory tax rate of 29.56%.

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2026	2026	2025	2025	2025
TANGIBLE COMMON EQUITY
Shareholders’ equity (GAAP)	$607,820	$419,203	$409,588	$397,576	$380,002
Exclude goodwill	154,600	96,828	96,828	96,828	96,828
Exclude other intangibles assets	32,723	8,015	8,266	8,516	8,767
Tangible common shareholders’ equity (Non-GAAP)	$420,497	$314,360	$304,494	$292,232	$274,407

TANGIBLE COMMON EQUITY PER SHARE
Tangible common shareholders’ equity (Non-GAAP)	$420,497	$314,360	$304,494	$292,232	$274,407

Common shares outstanding at end of period	27,131,078	19,185,275	19,163,452	19,138,677	19,130,508

Common shareholders’ equity (book value) per share (GAAP)	$22.40	$21.85	$21.37	$20.77	$19.86
Tangible common shareholders’ equity (tangible book value) per share (Non-GAAP)	$15.50	$16.39	$15.89	$15.27	$14.34

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$121,366	$1,099	3.62%	$96,136	$1,054	4.39%
Securities
Taxable securities	669,406	5,126	3.06%	590,791	4,127	2.79%
Non-taxable securities (1)	236,050	1,601	2.71%	239,197	1,654	2.77%
Total investment securities	905,456	6,727	2.97%	829,988	5,781	2.79%
Total securities and interest-earning deposits	1,026,822	7,826	3.05%	926,124	6,835	2.95%
Loans (2) (3)	3,480,401	58,630	6.76%	2,364,456	39,537	6.71%
Total interest-earning assets	4,507,223	$66,456	5.91%	3,290,580	$46,372	5.65%
Allowance for credit losses	(46,951)			(26,151)
Non-accrual loans	21,711			5,869
Cash and due from banks	46,239			35,607
Bank premises and equipment	30,551			23,939
Other assets	368,660			223,483
Total average assets	$4,927,433			$3,553,327
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$1,057,005	$1,641	0.62%	$601,559	$1,034	0.69%
Money market accounts	1,129,539	7,244	2.57%	876,609	5,070	2.32%
Time certificates of deposit	569,449	4,847	3.41%	463,151	4,434	3.84%
Total interest-bearing deposits	2,755,993	13,732	2.00%	1,941,319	10,538	2.18%
Other borrowed funds	129,945	1,475	4.54%	167,636	2,183	5.15%
Total interest-bearing liabilities	2,885,938	$15,207	2.11%	2,108,955	$12,721	2.42%
Non-interest bearing demand deposits	1,428,442			1,021,513
Other liabilities	5,295			45,446
Shareholders’ equity	607,758			377,413
Total average liabilities and shareholders’ equity	$4,927,433			$3,553,327
Interest income and rate earned on average earning assets		$66,456	5.91%		$46,372	5.65%
Interest expense and interest cost related to average interest-bearing liabilities		15,207	2.11%		12,721	2.42%
Net interest income and net interest margin (4)		$51,249	4.56%		$33,651	4.10%
(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $336 and $347 at June 30, 2026 and June 30, 2025, respectively.
(2)    Loan interest income includes loan (costs) fees of $(280) and $217 at June 30, 2026 and June 30, 2025, respectively. Loan interest income includes an accretion on loan marks of $5,163 and $2,987 at June 30, 2026 and June 30, 2025, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$106,128	$1,949	3.67%	$94,684	$2,110	4.46%
Securities
Taxable securities	617,862	8,998	2.91%	596,577	8,477	2.84%
Non-taxable securities (1)	236,352	3,203	2.71%	239,600	3,309	2.76%
Total investment securities	854,214	12,201	2.86%	836,177	11,786	2.82%
Total securities and interest-earning deposits	960,342	14,150	2.95%	930,861	13,896	2.99%
Loans (2) (3)	3,008,254	100,535	6.74%	2,346,244	77,962	6.70%
Total interest-earning assets	3,968,596	$114,685	5.83%	3,277,105	$91,858	5.65%
Allowance for credit losses	(38,569)			(26,005)
Non-accrual loans	17,277			6,017
Cash and due from banks	39,997			35,762
Bank premises and equipment	27,227			24,131
Other assets	300,582			223,891
Total average assets	$4,315,110			$3,540,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$876,752	$2,809	0.65%	$594,170	$1,893	0.64%
Money market accounts	1,000,060	12,328	2.49%	874,763	10,170	2.34%
Time certificates of deposit	552,558	9,430	3.44%	456,593	8,863	3.91%
Total interest-bearing deposits	2,429,370	24,567	2.04%	1,925,526	20,926	2.19%
Other borrowed funds	110,738	2,529	4.57%	186,792	4,751	5.09%
Total interest-bearing liabilities	2,540,108	$27,096	2.15%	2,112,318	25,677	2.45%
Non-interest bearing demand deposits	1,239,637			1,009,228
Other liabilities	21,875			45,620
Shareholders’ equity	513,490			373,735
Total average liabilities and shareholders’ equity	$4,315,110			$3,540,901
Interest income and rate earned on average earning assets		$114,685	5.83%		$91,858	5.65%
Interest expense and interest cost related to average interest-bearing liabilities		27,096	2.15%		25,677	2.45%
Net interest income and net interest margin (4)		$87,589	4.45%		$66,181	4.07%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $673 and $695 at June 30, 2026 and June 30, 2025, respectively.
(2)    Loan interest income includes loan fees (costs) of $309 and $316 at June 30, 2026 and June 30, 2025, respectively. Loan interest income includes an accretion on loan marks of $7,416 and $6,326 at June 30, 2026 and June 30, 2025, respectively.
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

Changes in Volume/Rate	For the Three Months Ended June 30, 2026 and 2025			For the Six Months Ended June 30, 2026 and 2025
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$276	$(231)	$45	$255	$(416)	$(161)
Investment securities:
Taxable	550	449	999	303	218	521
Non-taxable (1)	(22)	(31)	(53)	(45)	(61)	(106)
Total investment securities	528	418	946	258	157	415
Loans	18,660	433	19,093	21,998	575	22,573
Total earning assets (1)	19,464	620	20,084	22,511	316	22,827
Interest expense:
Deposits:
Savings and NOW	781	(174)	607	901	15	916
MMA	1,463	711	2,174	1,457	701	2,158
Time certificate of deposits	1,017	(604)	413	1,862	(1,295)	567
Total interest-bearing deposits	3,261	(67)	3,194	4,220	(579)	3,641
Other borrowed funds	(489)	(219)	(708)	(1,918)	(304)	(2,222)
Total interest-bearing liabilities	2,772	(286)	2,486	2,302	(883)	1,419
Net interest income (1)	$16,692	$906	$17,598	$20,209	$1,199	$21,408

(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended June 30, 2026 and June 30, 2025

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 46 basis points to 4.56% for the second quarter of 2026, from 4.10% for the second quarter of 2025. Average interest earning assets were $4,507,223,000 for the three months ended June 30, 2026 compared to $3,290,580,000 for the three months ended June 30, 2025. The $1,216,643,000 increase in average earning assets was attributed to the $1,115,945,000 or 47.20% increase in average loans, a $25,230,000 increase in interest-earning deposits and $75,468,000 increase in investment securities. For the three months ended June 30, 2026, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 10 basis points. The effective yield on loans increased 5 basis points. Average interest bearing liabilities increased 36.84% to $2,885,938,000 for the three months ended June 30, 2026, compared to $2,108,955,000 for the same period in 2025.

Interest and fee income from loans increased $19,093,000 or 48.29% for the three months ended June 30, 2026 compared to the same period in 2025. The yield on average loans, excluding nonaccrual loans, was 6.76% for the three months ended June 30, 2026 compared to 6.71% for the same period in 2025. The accretion from fair value marks on loans contributed 60 basis points to the loan yield for the three months ended June 30, 2026 compared to 31 basis points for the same period in 2025.

Interest income from interest-earning deposits in other banks increased $45,000 in the three months ended June 30, 2026 to $1,099,000 compared to $1,054,000 for the same period in 2025. The yield on average interest-earning deposits decreased 77 basis points to 3.62% for the three month period ended June 30, 2026 compared to 4.39% for the same period in 2025. Average interest-earning deposits for the three month period ended June 30, 2026 increased $25,230,000 or 26.24% to $121,366,000 compared to $96,136,000 for the same period in 2025.

Interest income from total investment securities increased $946,000 in the three months ended June 30, 2026 to $6,727,000 compared to $5,781,000 for the same period in 2025. The yield on average total investment securities increased 18 basis points to 2.97% for the three month period ended June 30, 2026 compared to 2.79% for the same period in 2025. Average total investment securities for the three month period ended June 30, 2026 increased $75,468,000 or 9.09% to $905,456,000 compared to $829,988,000 for the same period in 2025.

Total interest income for the three months ended June 30, 2026 increased $20,094,000 or 43.66% to $66,119,000 compared to $46,025,000 for the three months ended June 30, 2025. The yield on interest earning assets increased 26 basis points to 5.91% on a fully tax equivalent basis for the three months ended June 30, 2026 from 5.65% for the period ended June 30, 2025. The increase was the result of yield changes, increases in interest rates, asset mix changes, and the Merger.

Interest expense on deposits for the three months ended June 30, 2026 and 2025 was $13,732,000 and $10,538,000, respectively. The average interest rate on interest bearing deposits decreased to 2.00% for the three months ended June 30, 2026 compared to 2.18% for the period ended June 30, 2025. Average interest-bearing deposits increased 41.96% or $814,674,000 to $2,755,993,000 for the three months ended June 30, 2026 compared to $1,941,319,000 for the period ended June 30, 2025.

Average other borrowed funds were $129,945,000 with an effective rate of 4.54% for the three months ended June 30, 2026 compared to $167,636,000 with an effective rate of 5.15% for the three months ended June 30, 2025. Total interest expense on other borrowed funds was $1,475,000 for the three months ended June 30, 2026 and $2,183,000 for the three months ended June 30, 2025.

The cost of interest-bearing liabilities decreased 31 basis points to 2.11% for the three month period ended June 30, 2026 compared to 2.42% for the same period in 2025. The cost of total deposits decreased to 1.31% compared to 1.43% for the three month periods ended June 30, 2026 and 2025, respectively. The decrease in cost of deposits was due to reduction of rates paid for money market and time deposit accounts over the two time periods. Average non-interest bearing demand deposits increased 39.84% to $1,428,442,000 for the three month period ended June 30, 2026 compared to $1,021,513,000 for the same period in 2025. The ratio of average non-interest bearing demand deposits to average total deposits decreased to 34.14% in the three month period ended June 30, 2026 compared to 34.48% for the same period in 2025.

Net interest income before the provision for credit losses for the three months ended June 30, 2026 increased by $17,608,000 or 52.87% to $50,912,000 compared to $33,304,000 for the same period in 2025. The increase was a result of increased interest income on average earnings assets and an increase in interest expense on average interest bearing liabilities.

Comparison of the six months ended June 30, 2026 and June 30, 2025

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 38 basis points to 4.45% for the six months ended June 30, 2026, from 4.07% for the same period of 2025. Average interest earning assets were $3,968,596,000 for the six months ended June 30, 2026 compared to $3,277,105,000 for the six months ended June 30, 2025. The $691,491,000 increase in average earning assets was attributed to the $662,010,000 or 28.22% increase in average loans, partially offset by the $3,248,000 decrease in average non-taxable investment securities.  For the six months ended June 30, 2026, the effective yield on loans increased 4 basis points. Average interest bearing liabilities increased 20.25% to $2,540,108,000 for the six months ended June 30, 2026, compared to $2,112,318,000 for the same period in 2025.

Interest and fee income from loans increased $22,573,000 or 28.95% for the six months ended June 30, 2026 compared to the same period in 2025. Net interest income during the first six months of 2026 was impacted by an increase in average total loans of $662,010,000 or 28.22% to $3,008,254,000 compared to $2,346,244,000 for the same period in 2025. The yield on average loans, excluding nonaccrual loans, was 6.74% for the six months ended June 30, 2026 compared to 6.70% for the same period in 2025. The accretion from fair value marks on loans contributed 50 basis points to the loan yield for the six months ended June 30, 2026 compared to 54 basis points for the same period in 2025.

Total interest income for the six months ended June 30, 2026 increased $22,849,000 or 25.06% to $114,012,000 compared to $91,163,000 for the six months ended June 30, 2025.  The yield on interest earning assets increased 18 basis points to 5.83% on a fully tax equivalent basis for the six months ended June 30, 2026 from 5.65% for the six months ended June 30, 2025. The increase to interest income was the result of the acquisition of United Security Bancshares as of April 1, 2026, yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the six months ended June 30, 2026 and 2025 was $24,567,000 and $20,926,000, respectively. The average interest rate on interest bearing deposits decreased 15 basis points to 2.04% for the six months ended ended

June 30, 2026 compared to 2.19% for the same period ended June 30, 2025.  Average interest-bearing deposits increased 26.17% or $503,844,000 to $2,429,370,000 for the six months ended June 30, 2026 compared to $1,925,526,000 for the same period ended June 30, 2025.

Average other borrowed funds were $110,738,000 with an effective rate of 4.57% for the six months ended June 30, 2026 compared to $186,792,000 with an effective rate of 5.09% for the six months ended June 30, 2025.  Total interest expense on other borrowed funds was $2,529,000 for the six months ended June 30, 2026 and $4,751,000 for the six months ended June 30, 2025.

Net interest income before the provision for credit losses for the six months ended June 30, 2026 increased by $21,430,000 or 32.72% to $86,916,000 compared to $65,486,000 for the same period in 2025.  The increase was a result of the acquisition of United Security Bancshares as of April 1, 2026, yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$30,230	$26,095	$30,071	$25,803
Merger Day 1 ACL	19,431	—	19,431	—
Provision for credit losses	5,259	2,640	5,381	2,808
Losses charged to allowance	(5,813)	(135)	(5,824)	(164)
Recoveries	315	122	363	275
Balance, end of period	$49,422	$28,722	$49,422	$28,722
Allowance for credit losses to total loans at end of period	1.39%	1.20%	1.39%	1.20%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the second quarter of 2026, the Company recorded net loan charge-offs of $5,498,000 compared to $13,000 for the same period in 2025. The primary reason for the increase in loan charge-offs during the quarter was due to $2.6 million in charge-offs within an acquired student loan portfolio from the Merger, in which the Company recorded a Day 1 allowance of $9.5 million in anticipation of future charge-offs in this portfolio segment. Additionally, the Company charged off one commercial real estate loan that was individually evaluated and had a specific reserve in prior quarters. The net charge-off ratio reflects annualized net charge-offs to average loans of 0.63% for the quarter ended June 30, 2026, compared to annualized net charge-offs of 0.00% for the quarter ended June 30, 2025. During the quarter ended June 30, 2026, non-accrual loans decreased $3,240,000 to $19,757,000 compared to $22,997,000 at March 31, 2026 and increased $12,802,000 year-to-date to $19,757,000 compared to $6,955,000 at December 31, 2025. The quarter-to-date increase in substandard loans is attributable primarily to the Merger with USB, which contributed $30 million in substandard loan balances. While total dollar balances of substandard loans increased relative to the prior quarter, the ratio of substandard loans to total loans remained consistent with the trailing quarter.

During the quarter ended June 30, 2026, the Company recorded a $5,259,000 provision for loan losses, compared to $2,640,000 for the same period in 2025. The provision for loan losses during the quarter ended June 30, 2026 was primarily due to an update of the Company’s peer group based on its larger asset size following the completion of the Merger and also from organic loan growth during the quarter. In addition to the provision for credit losses on loans for the quarter ended June 30, 2026, the Company recorded a credit to the provision for credit losses on held-to-maturity securities of $54,000 as compared to $188,000 in the prior year quarter. The Company recorded a provision for for unfunded loan commitments totaling $430,000 for the quarter ended June 30, 2026 compared to a provision for unfunded loan commitments of $161,000 in the prior year quarter.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses.

The following table shows classified loans for the periods indicated:

Loan Type (Dollars in thousands)	June 30, 2026	% of Classified loans	December 31, 2025	% of Classified loans
Commercial:
Commercial and industrial	$15,325	13.9%	$8,878	11.3%
Agricultural production	255	0.2%	—	—%
Total commercial	15,580	14.1%	8,878	11.3%
Real estate:
Construction & other land loans	15,765	14.3%	82	0.1%
Commercial real estate - owner occupied	5,220	4.7%	4,736	6.0%
Commercial real estate - non-owner occupied	40,923	37.1%	29,163	37.0%
Farmland	19,476	17.7%	22,124	28.1%
Multi-family residential	7,265	6.6%	7,283	9.2%
1-4 family - close-ended	2,562	2.3%	2,530	3.2%
1-4 family - revolving	36	—%	37	—%
Total real estate	91,247	82.7%	65,955	83.6%
Consumer:
Manufactured Housing	2,971	2.7%	3,394	4.3%
Other installment loans	462	0.4%	569	0.7%
Total consumer	3,433	3.1%	3,963	5.0%
Total classified loans	$110,260		$78,796
Non-Interest Income

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Federal Home Loan Bank dividends	$217	$237	$(20)	(8.4)%	$773	$478	$295	61.7%
Service charges	1,038	505	533	105.5%	1,556	1,007	549	54.5%
Interchange fees	836	492	344	69.9%	1,300	1,008	292	29.0%
Appreciation in cash surrender value of bank owned life insurance	522	372	150	40.3%	899	738	161	21.8%
Loan placement fees	299	180	119	66.1%	445	417	28	6.7%
Net realized losses on sales and calls of investment securities	(5,899)	(15)	(5,884)	39226.7%	(5,899)	(15)	(5,884)	39226.7%
Other income	1,017	593	424	71.5%	1,743	1,342	401	29.9%
Total non-interest income	$(1,970)	$2,364	$(4,334)	(183.3)%	$817	$4,975	$(4,158)	(83.6)%

The decreases in non-interest income quarter-to-date and year-to-date were primarily due to net realized losses on sales and calls of investment securities as part of the Company’s strategic repositioning of the balance sheet. The investment sales proceeds were reinvested into higher yielding investment securities and will be accretive to income in future quarters. Partially offsetting these losses were increases in service charges, interchange fees, loan placement fees, bank-owned life insurance income, and other income, all of which benefited from the expanded customer and asset base resulting from the Merger with USB completed on April 1, 2026.

The Bank currently holds $17,250,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends. We received dividends totaling $773,000 for the three months ended June 30, 2026 compared to $478,000 for the three months ended June 30, 2025.

Non-Interest Expenses

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$16,318	$12,260	$4,058	33.1%	$29,081	$25,219	$3,862	15.3%
Merger and acquisition expense	7,746	—	7,746	—%	8,036	278	7,758	2790.6%
Occupancy and equipment	3,803	2,794	1,009	36.1%	6,658	5,621	1,037	18.4%
Information technology	2,658	1,791	867	48.4%	4,371	3,693	678	18.4%
Amortization of core deposit intangibles	1,873	250	1,623	649.2%	2,124	501	1,623	324.0%
Data processing expense	1,218	855	363	42.5%	1,978	1,655	323	19.5%
Professional services	840	639	201	31.5%	1,462	1,503	(41)	(2.7)%
Regulatory assessments	706	498	208	41.8%	1,232	989	243	24.6%
ATM/Debit card expenses	677	397	280	70.5%	1,023	790	233	29.5%
Directors’ expenses	261	236	25	10.6%	496	452	44	9.7%
Loan related expenses	208	164	44	26.8%	394	376	18	4.8%
Advertising	185	241	(56)	(23.2)%	386	502	(116)	(23.1)%
Personnel other	25	97	(72)	(74.2)%	63	198	(135)	(68.2)%
Other expense	2,625	2,074	551	26.6%	4,826	3,989	837	21.0%
Total non-interest expense	$39,143	$22,296	$16,847	75.6%	$62,130	$45,766	$16,364	35.8%

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses increased $16,847,000 or 75.56% to $39,143,000 for the three months ended June 30, 2026, compared to $22,296,000 for the three months ended June 30, 2025. The net increase for the three months ended June 30, 2026 was primarily the result of increases in salaries and employee benefits of $4,058,000, information technology of $867,000, professional services of $201,000, data processing expenses of $363,000, and ATM/Debit card expenses of $280,000, partially offset by a decrease in personnel other of $72,000 and advertising expenses of $56,000. The increase in expenses for the quarter-to-date period was primarily driven by the Merger.

Non-interest expenses increased $16,364,000 or 35.76% to $62,130,000 for the six months ended June 30, 2026, compared to $45,766,000 for the six months ended June 30, 2025. The net increase for the six month period was primarily the result of increases in merger expenses of $7,758,000, salaries and employee benefits of $3,862,000, occupancy and equipment of $1,037,000, other expenses of $837,000, information technology of $678,000, and regulatory assessments of $243,000. The increase in expenses for the year-to-date period was primarily driven by the Merger.

Salaries and employee benefits increased $3,862,000 or 15.31% to $29,081,000 for the first six months of 2026 compared to $22,090,000 for the three months ended June 30, 2025. The Company added 100 full-time equivalent employees as a result of the Merger, including temporary employees to assist with systems integrations. The year-to-date average full time equivalent employees were 418 for the three months ended June 30, 2026, compared to 342 for the three months ended June 30, 2025.

Provision for Income Taxes

Our effective income tax rate was 35.28% and 27.21% for the three month periods ended June 30, 2026 and 2025. The increase in the effective tax rate was primarily driven by non-deductible expenses incurred in connection with the Merger. Our effective income tax rate was 28.64% and 27.11% for the six month periods ended June 30, 2026 and 2025.

The Company reported an income tax provision of $1,469,000 and $2,927,000 for the three month periods ended June 30, 2026 and 2025, respectively. The Company reported an income tax provision of $5,694,000 and $5,998,000 for the six month periods ended June 30, 2026 and 2025, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of June 30, 2026 and December 31, 2025, there was no reserve for uncertain tax positions.

On June 27, 2025, California Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Rev. & Tax. Code to require financial institutions to apportion income using the single sales factor formula for California. Prior to this change, financial institutions were required to use the three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This change in tax law did not have a material impact on the company's tax expense as of June 30, 2026 and for the year ended 2025.

On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The law did not materially impact the Company’s tax provision as of June 30, 2026.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $5,034,240,000 as of June 30, 2026, compared to $3,690,317,000 at December 31, 2025, an increase of 36.42% or $1,343,923,000. Total gross loans were $3,543,783,000 at June 30, 2026, compared to $2,540,857,000 at December 31, 2025, an increase of $1,002,926,000 or 39.47%. Total cash and cash equivalents increased 73.84% or $87,853,000 to $206,837,000 at June 30, 2026 compared to $118,984,000 at December 31, 2025. The investment portfolio increased 12.18% or $92,944,000 to $856,268,000 at June 30, 2026 compared to $763,324,000 at December 31, 2025. Total deposits increased 33.09% or $1,024,188,000 to $4,119,462,000 at June 30, 2026, compared to $3,095,274,000 at December 31, 2025. Shareholders’ equity increased 48.40% or $198,232,000 to $607,820,000 at June 30, 2026, compared to $409,588,000 at December 31, 2025. Accrued interest payable and other liabilities was $56,667,000 at June 30, 2026, compared to $42,929,000 at December 31, 2025, an increase of 32.00% or $13,738,000. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, and the completion of the Merger with USB, partially offset by dividends paid. The increases in the various asset categories were all driven by the Merger.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified as available for sale or held to maturity. As of June 30, 2026, investment securities with a fair value of $477,894,000, or 56% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The total investment portfolio increased $92,944,000 to $856,268,000 at June 30, 2026 compared to $763,324,000 at December 31, 2025.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $35,185,000 at June 30, 2026, compared to net unrealized losses of $39,673,000 at December 31, 2025 and $54,325,000 at June 30, 2025.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $1,002,926,000 or 39.47% to $3,543,783,000 as of June 30, 2026, compared to $2,540,857,000 as of December 31, 2025.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	June 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Commercial:
Commercial and industrial	$261,339	7.4%	$156,744	6.2%
Agricultural production	74,117	2.1%	34,152	1.3%
Total commercial	335,456	9.5%	190,896	7.5%
Real estate:
Construction & other land loans	224,359	6.3%	80,452	3.2%
Commercial real estate - owner occupied	524,989	14.8%	368,604	14.5%
Commercial real estate - non-owner occupied	1,266,026	35.8%	992,486	39.1%
Farmland	162,830	4.6%	142,100	5.6%
Multi-family residential	230,387	6.5%	199,123	7.8%
1-4 family - close-ended	307,176	8.7%	111,741	4.4%
1-4 family - revolving	43,768	1.2%	39,818	1.6%
Total real estate	2,759,535	77.9%	1,934,324	76.2%
Consumer:
Manufactured housing	323,384	9.1%	322,761	12.7%
Other installment loans	124,898	3.5%	92,589	3.6%
Total consumer	448,282	12.6%	415,350	16.3%
Net deferred origination costs	510	0.1%	287	—%
Loan, net of deferred origination fees	3,543,783	100.1%	2,540,857	100.0%
Allowance for credit losses	(49,422)		(30,071)
Total loans	$3,494,361		$2,510,786

As of June 30, 2026, in management’s judgment, a concentration of loans existed in loans commercial real estate representing approximately 56.9% of total loans. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the three and six months ended June 30, 2026 and 2025.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$75,387	14.36%	$56,565	15.35%
Industrial & warehouse	129,493	24.66%	104,427	28.33%
Retail	67,870	12.93%	46,300	12.56%
Gas Stations	128,659	24.51%	65,985	17.90%
Restaurants	28,796	5.49%	22,054	5.98%
Other	94,784	18.05%	73,273	19.88%
Total	$524,989	100.00%	368,604	100.00%

Commercial real estate - non-owner occupied
Office	$378,962	29.93%	$317,917	32.03%
Industrial & warehouse	170,036	13.43%	161,466	16.27%
Retail	266,823	21.08%	229,954	23.17%
Hospitality	289,930	22.90%	186,599	18.80%
Other	160,275	12.66%	96,550	9.73%
Total	$1,266,026	100.00%	$992,486	100.00%

The following table presents repricing data for our gross loans portfolio, broken out by loan type and repricing interval. This table provides insight into the timing of interest rate resets across different loan categories, offering a more detailed view of the portfolio’s sensitivity to changes in market rates:

Loan Type (Dollars in thousands)	3 months or less	3 - 12 months	1 - 3 Years	3 - 5 Years		5 - 15 Years		Over 15 years	Total
Commercial:
Commercial and industrial	$158,173	$17,755	$24,985	$41,394		$17,516		$1,516	$261,339
Agricultural production	69,887	2	773	1,244		2,211		—	74,117
Total commercial	228,060	17,757	25,758	42,638	—	19,727	—	1,516	335,456
Real estate:
Construction & other land loans	$184,891	$9,267	$9,362	$839		$20,000		$—	224,359
Commercial real estate - owner occupied	68,592	33,165	124,999	230,449		67,784		—	524,989
Commercial real estate - non-owner occupied	130,980	147,430	325,422	472,937		189,257		—	1,266,026
Farmland	29,711	10,026	38,672	61,087		22,699		635	162,830
Multi-family residential	26,804	12,749	75,718	60,744		54,372		—	230,387
1-4 family - close-ended	17,737	15,995	18,979	24,501		6,127		223,837	307,176
1-4 family - revolving	41,317	—	—	121		2,330		—	43,768
Total real estate	500,032	228,632	593,152	850,678	—	362,569	—	224,472	2,759,535
Consumer:
Manufactured Housing	$7,003	$53,794	$25,588	$23,743		$67,583		$145,673	323,384
Other installment loans	26,047	416	3,269	4,090		90,838		238	124,898
Total consumer	33,050	54,210	28,857	27,833	—	158,421	—	145,911	448,282
Gross loans	$761,142	$300,599	$647,767	$921,149		$540,717		$371,899	$3,543,273
% of total	21.48%	8.48%	18.28%	26.00%		15.26%		10.50%	100.00%

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

At June 30, 2026 there were $27,942,000 nonperforming assets, compared to $6,955,000 at December 31, 2025. The increase in nonperforming assets during the year was primarily due to two substandard loans that reached 90 days past due during the year-to-date period and the addition of other real estate owned through the Merger. The total nonperforming assets balance consists of $19,757,000 in total non-accrual loans and $8.2 million in other real estate obtained through the USB Merger.

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $49,422,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio. The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	June 30, 2026	December 31, 2025
Commercial:
Commercial and industrial	$4,448	$2,212
Agricultural production	1,697	535
Total commercial	6,145	2,747
Real estate:
Construction & other land loans	3,169	1,751
Commercial real estate - owner occupied	5,732	3,492
Commercial real estate - non-owner occupied	14,472	11,102
Farmland	1,737	1,423
Multi-family residential	3,109	2,175
1-4 family - close-ended	2,589	1,481
1-4 family - revolving	903	892
Total real estate	31,711	22,316
Consumer:
Manufactured housing	3,237	3,692
Other installment	8,329	1,316
Total consumer	11,566	5,008
Total allowance for credit losses	$49,422	$30,071
As of June 30, 2026, the balance in the allowance for credit losses (ACL) on loans was $49,422,000, or 1.39% of total gross loans, compared to $30,071,000, or 1.18% of total gross loans, as of December 31, 2025. During the three month period ended June 30, 2026, the increase in allowance for credit losses was primarily driven by the acquisition of USB, which contributed $19.4 million in Day 1 allowance balances across all portfolio segments. As a result of the Company's early adoption of ASU 2025-08, a Day 1 allowance for credit losses was established for acquired loans at the Merger date. Excluding the impact of the Day 1 allowance, the allowance grew modestly, reflecting a provision for credit losses of $5.3 million, partially offset by net charge-offs of $5.5 million during the quarter. The provision for loan losses during the quarter ended June 30, 2026 was primarily due to an update of the Company’s peer group based on its larger asset size following the completion of the Merger and also from organic loan growth during the quarter.

The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $798,806,000 as of June 30, 2026, compared to $491,413,000 as of December 31, 2025. At June 30, 2026 and December 31, 2025, the balance of the reserve for unfunded commitments was $1,757,000 and $1,325,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	June 30, 2026		December 31, 2025		June 30, 2025
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$34,320	0.97%	$23,208	1.80%	$7,014	0.22%
Nonaccrual loans	19,757	0.56%	6,955	0.54%	6,769	0.28%

The balance of past due loans 30 days or more increased by $11,112,000 from $23,208,000 at December 31, 2025 to $34,320,000 as of June 30, 2026.

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $1,024,188,000 or 33.09% to $4,119,462,000 as of June 30, 2026, compared to $3,095,274,000 as of December 31, 2025. Interest-bearing deposits increased $631,945,000 or 31.03% to $2,668,454,000 as of June 30, 2026, compared to $2,036,509,000 as of December 31, 2025. Non-interest bearing deposits increased $392,243,000 or 37.05% to $1,451,008,000 as of June 30, 2026, compared to $1,058,765,000 as of December 31, 2025.

The composition of the deposits and average interest rates at June 30, 2026 and December 31, 2025 is summarized in the table below.

(Dollars in thousands)	June 30, 2026	% of Total Deposits	Average Interest Rate	December 31, 2025	% of Total Deposits	Average Interest Rate
Savings and NOW accounts	$976,176	23.7%	0.68%	$674,704	21.8%	0.73%
MMA accounts	1,151,159	27.9%	2.37%	858,354	27.7%	2.31%
Time deposits	541,119	13.1%	3.47%	503,451	16.3%	3.79%
Total interest-bearing	2,668,454	64.8%	2.09%	2,036,509	65.8%	2.17%
Non-interest bearing	1,451,008	35.2%		1,058,765	34.2%
Total deposits	$4,119,462	100.0%		$3,095,274	100.0%

As of June 30, 2026 there was $1,526,017,000 in uninsured deposits or 37.04% of total deposits, compared to $1,185,118,000 and 38.29% as of December 31, 2025.

Other Borrowings

As of June 30, 2026, the Company had $135,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco overnight advances outstanding. As of June 30, 2026, the Company had four short-term advances outstanding totaling $40,000,000 with a weighted average interest rate of 3.93%. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $607,820,000 at June 30, 2026, compared to $409,588,000 at December 31, 2025. The increase from December 31, 2025 in shareholders’ equity is the result of an increase in retained earnings from net income of $14,184,000, common stock issued due to the Merger of $184,586,000, stock issued under the employee purchase plan of $177,000, the effect of share-based compensation expense of $583,000, stock options exercised of $358,000 and a decrease in accumulated other comprehensive loss of $4,126,000, partially offset by common stock cash dividends of $5,555,000.

During the first six months of 2026, the Company declared and paid $5,555,000 in cash dividends ($0.24 per common share) to holders of common stock. The Company declared and paid $4,567,000 in cash dividends ($0.24 per common share) to holders of common stock during the six months ended June 30, 2025.

The following table presents the Company’s regulatory capital ratios as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement
June 30, 2026	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$467,432	9.79%	$191,011	4.00%
Common Equity Tier 1 Ratio (CET 1)	$462,432	11.41%	$182,481	4.50%
Tier 1 Risk-Based Capital Ratio	$467,432	11.53%	$243,308	6.00%
Total Risk-Based Capital Ratio	$552,688	13.63%	$324,411	8.00%

December 31, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$349,430	9.80%	$142,632	4.00%
Common Equity Tier 1 Ratio (CET 1)	$344,430	11.56%	$134,072	4.50%
Tier 1 Risk-Based Capital Ratio	$349,430	11.73%	$178,762	6.00%
Total Risk-Based Capital Ratio	$416,145	13.97%	$238,350	8.00%

The following table presents the Bank’s regulatory capital ratios as of June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
June 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$522,960	10.97%	$190,724	4.00%	$238,404	5.00%
Common Equity Tier 1 Ratio (CET 1)	$522,960	12.93%	$182,039	7.00%	$262,946	6.50%
Tier 1 Risk-Based Capital Ratio	$522,960	12.93%	$242,719	8.50%	$323,625	8.00%
Total Risk-Based Capital Ratio	$573,526	14.18%	$323,625	10.50%	$404,532	10.00%

December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$407,337	11.44%	$142,447	4.00%	$178,059	5.00%
Common Equity Tier 1 Ratio (CET 1)	$407,337	13.70%	$133,839	7.00%	$193,324	6.50%
Tier 1 Risk-Based Capital Ratio	$407,337	13.70%	$178,453	8.50%	$237,937	8.00%
Total Risk-Based Capital Ratio	$439,173	14.77%	$237,937	10.50%	$297,421	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. As of June 30, 2026, the Company had unpledged securities totaling $369,697,000 available as a secondary source of liquidity and total cash and cash equivalents of $206,837,000. Cash and cash equivalents at June 30, 2026 increased 73.84% compared to $118,984,000 at December 31, 2025. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks. At June 30, 2026, our available borrowing capacity includes approximately $150,000,000 in unsecured credit lines with our correspondent banks, $703,907,000 in unused FHLB borrowing capacity, and a $3,101,000 secured credit line at the Federal Reserve Bank. We believe our liquidity sources to be stable and adequate. At June 30, 2026, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at June 30, 2026 and December 31, 2025:

Credit Lines (In thousands)	June 30, 2026	December 31, 2025
Unsecured Credit Lines
Total credit limit	$150,000	$110,000
Balance outstanding	$—	$—
Federal Home Loan Bank
Total credit limit	$878,907	$809,391
Balance outstanding	$175,000	$73,000
Collateral pledged	$1,929,752	$1,446,828
Fair value of collateral	$1,325,541	$1,230,691
Federal Reserve Bank
Credit limit	$3,101	$3,411
Balance outstanding	$—	$—
Collateral pledged	$3,600	$3,910
Fair value of collateral	$3,204	$3,536

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

ALCO and the Bank’s Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At June 30, 2026, interest rate risk was within policy guidelines established by ALCO and the Bank’s Board of Directors. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	6.38%	8.47%
up 300	5.56%	7.31%
up 200	4.70%	6.05%
up 100	3.53%	4.44%
down 100	(1.70)%	(2.65)%
down 200	(2.59)%	(4.66)%
down 300	(2.60)%	(5.81)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Community West Bancshares

Date: August 10, 2026	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: August 10, 2026	/s/ Shannon R. Livingston
Shannon R. Livingston
Executive Vice President and Chief Financial Officer