Form 10-Q
period 2026-09-30
Community West Bancshares
filed 2026-11-06
CIK 1127371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO

COMMISSION FILE NUMBER: 000-31977

COMMUNITY WEST BANCSHARES
(Exact name of registrant as specified in its charter)

California	77-0539125
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 E. River Park PL E, Ste 400, Fresno, California	93720
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number (559) 298-1775

7100 N. Financial Dr., Suite 101, Fresno, California
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

As of November 5, 2026 there were 27,138,206 shares of the registrant’s common stock outstanding.
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
•compliance with governmental and regulatory requirements, relating to banking, consumer protection, securities and tax matters; and
•our ability to manage the foregoing.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this report. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward-looking statements in this report. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward-looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Further information on other factors that could affect the financial results of the Company are included in Item 1A of the Company’s Annual Report on Form 10-K and in the Company’s other filings with the Securities and Exchange Commission (“SEC”). These documents are available free of charge at the SEC website at http://www.sec.gov.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

COMMUNITY WEST BANCSHARES
CONSOLIDATED BALANCE SHEETS
 (Unaudited)

(In thousands, except share amounts)	September 30, 2026	December 31, 2025

ASSETS
Cash and due from banks	$52,680	$27,627
Interest-earning deposits in other banks	125,581	91,357
Total cash and cash equivalents	178,261	118,984
Available-for-sale debt securities, at fair value, net of allowance for credit losses of $0, with an amortized cost of $607,189 at September 30, 2026 and $509,083 at December 31, 2025, respectively	555,751	469,410
Held-to-maturity debt securities, at amortized cost less allowance for credit losses of $254 at September 30, 2026 and $440 at December 31, 2025, respectively	268,752	287,117
Equity securities, at fair value	9,738	6,797
Loans, less allowance for credit losses of $48,633 at September 30, 2026 and $30,071 at December 31, 2025, respectively	3,514,259	2,510,786
Bank premises and equipment, net	47,792	23,545
Bank-owned life insurance	76,980	54,163
Federal Home Loan Bank stock	17,250	10,978
Goodwill	155,088	96,828
Core deposit intangibles	30,849	8,266
Accrued interest receivable and other assets	158,368	103,443
Total assets	$5,013,088	$3,690,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$1,499,202	$1,058,765
Interest bearing	2,721,280	2,036,509
Total deposits	4,220,482	3,095,274

Borrowings	41,000	73,000
Senior debt and subordinated debentures, less debt issuance costs of $4 at September 30, 2026 and $121 at December 31, 2025	74,912	69,526
Accrued interest payable and other liabilities	74,508	42,929
Total liabilities	4,410,902	3,280,729
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized, none issued and outstanding	—	—
Non-voting common stock, 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, no par value; 80,000,000 shares authorized; issued and outstanding: 27,134,636 at September 30, 2026 and 19,163,452 at December 31, 2025	396,111	210,222
Retained earnings	252,430	238,990
Accumulated other comprehensive loss, net of tax	(46,355)	(39,624)
Total shareholders’ equity	602,186	409,588
Total liabilities and shareholders’ equity	$5,013,088	$3,690,317
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per-share amounts)	2026	2025	2026	2025
INTEREST INCOME:
Interest and fees on loans	$60,163	$40,384	$160,698	$118,346
Interest on deposits in other banks	1,363	1,149	3,312	3,259
Interest and dividends on investment securities:
Taxable	5,395	4,082	14,393	12,560
Exempt from Federal income taxes	1,259	1,273	3,789	3,887
Total interest income	68,180	46,888	182,192	138,052
INTEREST EXPENSE:
Interest on deposits	13,563	10,785	38,130	31,711
Interest on borrowings	335	251	1,086	3,205
Interest on senior debt and subordinated debentures	938	908	2,716	2,705
Total interest expense	14,836	11,944	41,932	37,621
Net interest income before provision for credit losses	53,344	34,944	140,260	100,431
PROVISION FOR CREDIT LOSSES	578	667	6,303	3,239
Net interest income after provision for credit losses	52,766	34,277	133,957	97,192
NON-INTEREST INCOME:
Service charges	673	519	2,229	1,526
Net realized losses on sales and calls of investment securities	(19)	(26)	(5,918)	(41)
Other income	4,026	2,473	9,186	6,456
Total non-interest income	4,680	2,966	5,497	7,941
NON-INTEREST EXPENSES:
Salaries and employee benefits	16,667	12,525	45,748	37,744
Occupancy and equipment	3,958	2,933	10,616	8,554
Other expense	25,543	6,709	51,934	21,636
Total non-interest expenses	46,168	22,167	108,298	67,934
Income before provision for income taxes	11,278	15,076	31,156	37,199
Provision for income taxes	3,212	4,203	8,906	10,201
Net income	$8,066	$10,873	$22,250	$26,998
Earnings per common share:
Basic earnings per share	$0.30	$0.57	$0.91	$1.42
Weighted average common shares used in basic computation	27,083,107	19,019,990	24,427,608	18,980,661
Diluted earnings per share	$0.30	$0.57	$0.91	$1.42
Weighted average common shares used in diluted computation	27,144,648	19,093,544	24,493,822	19,051,291
Cash dividend per common share	$0.12	$0.12	$0.36	$0.36

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Net income	$8,066	$10,873	$22,250	$26,998
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(16,272)	11,561	(17,683)	16,442
Reclassification of net losses included in net income	19	26	5,918	41
Amortization of net unrealized losses transferred	840	614	2,209	1,832
Other comprehensive (loss) income, before tax	(15,413)	12,201	(9,556)	18,315
Tax effect	4,556	(3,607)	2,825	(5,414)
Total other comprehensive (loss) income	(10,857)	8,594	(6,731)	12,901
Comprehensive (loss) income	$(2,791)	$19,467	$15,519	$39,899

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
(Unaudited)

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, June 30, 2025	19,130,508	$209,268	$221,542	$(50,808)	$380,002
Net income	—	—	10,873	—	10,873
Other comprehensive income	—	—	—	8,594	8,594
Stock issued under employee stock purchase plan	4,324	69	—	—	69
Restricted stock granted, net of forfeitures	(730)	—	—	—	—
Stock-based compensation expense	—	275	—	—	275
Cash dividend	—	—	(2,296)	—	(2,296)
Stock options exercised	4,575	59	—	—	59
Balance, September 30, 2025	19,138,677	$209,671	$230,119	$(42,214)	$397,576

Balance, June 30, 2026	27,131,078	$395,699	$247,619	$(35,498)	$607,820
Net income	—	—	8,066	—	8,066
Other comprehensive loss	—	—	—	(10,857)	(10,857)
Stock issued under employee stock purchase plan	3,558	77	—	—	77
Stock-based compensation expense	—	335	—	—	335
Cash dividend	—	—	(3,255)	—	(3,255)
Balance, September 30, 2026	27,134,636	$396,111	$252,430	$(46,355)	$602,186

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

				Accumulated Other Comprehensive Loss (Net of Taxes)	Total Shareholders’ Equity
	Common Stock		Retained Earnings
(In thousands, except share amounts)	Shares	Amount
Balance, December 31, 2024	18,974,647	$207,816	$209,984	$(55,115)	$362,685
Net income	—	—	26,998	—	26,998
Other comprehensive income	—	—	—	12,901	12,901
Stock issued under employee stock purchase plan	15,192	252	—	—	252
Restricted stock granted, net of forfeitures	77,153	—	—	—	—
Stock-based compensation expense	—	875	—	—	875
Cash dividend	—	—	(6,863)	—	(6,863)
Stock options exercised and related tax benefit, net	79,708	879	—	—	879
Repurchase and retirement of common stock	(8,023)	(151)	—	—	(151)
Balance, September 30, 2025	19,138,677	$209,671	$230,119	$(42,214)	$397,576

Balance, December 31, 2025	19,163,452	$210,222	$238,990	$(39,624)	$409,588
Net income	—	—	22,250	—	22,250
Other comprehensive loss	—	—	—	(6,731)	(6,731)
Issuance of common stock due to business combination, net of issuance costs	7,922,108	184,586	—	—	184,586
Stock issued under employee stock purchase plan	12,090	254	—	—	254
Restricted stock forfeitures	(1,594)	—	—	—	—
Stock-based compensation expense	—	918	—	—	918
Cash dividend	—	—	(8,810)	—	(8,810)
Stock options exercised and related tax benefit, net	48,109	358	—	—	358
Repurchase and retirement of common stock	(9,529)	(227)	—	—	(227)
Balance, September 30, 2026	27,134,636	$396,111	$252,430	$(46,355)	$602,186

See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,250	$26,998
Adjustments to reconcile net income to net cash provided by operating activities:
Net (increase) decrease in deferred loan fees/costs	(139)	933
Depreciation	3,589	2,439
Accretion of discounts on investments	(2,010)	(1,366)
Amortization of premiums on investments	6,124	6,057
Amortization of debt issuance costs	117	109
Accretion of premiums and discounts on acquired loans, net	(11,914)	(8,866)
Amortization of core deposit intangibles	3,998	752
Amortization of fair value marks on liabilities assumed	446	2,423
Stock-based compensation	918	875
Provision for credit losses	6,303	3,239
Net realized losses on sales and calls of available-for-sale investment securities	5,918	41
Net loss on disposal of premises and equipment	85	40
Net gain on sale of foreclosed assets	(25)	(39)
Net gain on sale of loans	(1,891)	(343)
Net change in equity securities	466	(183)
Appreciation in bank-owned life insurance, net of expenses	(1,430)	(1,117)
Net gain on proceeds from death benefits	—	(198)
Net decrease (increase) in accrued interest receivable and other assets	11,586	816
Net increase in accrued interest payable and other liabilities	1,369	921
Net change in deferred income taxes	5,615	2,270
Net cash provided by operating activities	51,375	35,801
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash and cash equivalents acquired in acquisition	58,825	—
Purchases of available-for-sale investment securities	(159,624)	(7,183)
Proceeds from sales or calls of available-for-sale investment securities	165,434	500
Proceeds from calls of held-to-maturity investment securities	13,195	13,956
Proceeds from maturity and principal repayments of available-for-sale investment securities	23,916	23,768
Proceeds from maturity and principal repayments of held-to-maturity investment securities	6,265	1,289
Net increase in loans	(119,555)	(109,004)
Proceeds from sale of loans	1,608	—
Proceeds from sale of foreclosed assets	59	206
Purchases of premises and equipment	(7,788)	(1,696)
FHLB stock redeemed	465	—
Proceeds from sale of premises and equipment	51	117
Net cash used in investing activities	(17,149)	(78,047)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, interest bearing and savings deposits	156,926	118,951
Net (decrease) increase in time deposits	(90,640)	45,338
Proceeds from borrowings from Federal Home Loan Bank	3,893,500	879,000
Repayments of borrowings to Federal Home Loan Bank	(3,925,500)	(994,000)
Repayments of senior debt	(810)	—

Repurchase and retirement of common stock	(227)	(151)
Proceeds from stock issued under employee stock purchase plan	254	252
Proceeds from exercise of stock options	358	879
Cash dividend payments on common stock	(8,810)	(6,863)
Net cash provided by financing activities	25,051	43,406
Increase in cash and cash equivalents	59,277	1,160
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	118,984	120,398
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,261	$121,558

See notes to unaudited consolidated financial statements.

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest	$41,422	$37,401
Income taxes, net of refunds	8,220	5,346
Operating cash flows from operating leases	3,541	2,674

Non-cash investing and financing activities:
Unrealized (loss) gain on securities available for sale	$(11,765)	$16,483
Right-of-use assets obtained in exchange for lease liabilities	$3,541	$3,104
Premises and equipment additions included in other liabilities	$7,007	$—
Acquisition:
Assets acquired	$1,200,693	$—
Liabilities assumed	$(1,074,281)	$—
See notes to unaudited consolidated financial statements.

COMMUNITY WEST BANCSHARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Note 1. Basis of Presentation

Description of Business and Basis of Presentation
The interim unaudited condensed consolidated financial statements of Community West Bancshares and subsidiary have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These interim condensed consolidated financial statements include the accounts of Community West Bancshares and its wholly owned subsidiary Community West Bank (the “Bank”) (collectively, the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted. The Company believes that the disclosures are adequate to make the information presented not misleading. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2025 Annual Report to Shareholders on Form 10-K. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position at September 30, 2026, and the results of its operations and its cash flows for the three and nine month interim periods ended September 30, 2026 and 2025 have been included. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

On November 12, 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). The Board decided not to change the existing models for originated assets, purchased credit deteriorated assets (PCD) or other acquired assets. Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the “day-one” credit loss estimate does not impact earnings immediately but rather is amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. The amendments apply prospectively and will be effective for fiscal periods beginning after December 15, 2026 (and interim periods within). Early adoption is permitted.

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

Note 2. Business Combination

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

The following table summarizes the consideration paid for USB and the amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

United Security Bancshares
April 1, 2026
Fair value of consideration transferred:
Fair value of shares issued	$184,586
Cash consideration	86
Total merger consideration	$184,672

Assets acquired:
Cash and cash equivalents	$58,911
Available-for-sale debt securities	136,565
Marketable equity securities	3,407
Loans and leases	877,836
OREO	8,185
Premises and equipment	13,177
Cash value of life insurance	21,387
Core deposit intangibles	26,581
Deferred tax asset, net	15,834
FHLB stock	6,737
Other assets	32,073
Total assets acquired	1,200,693
Liabilities assumed:
Deposits	(1,058,485)
Junior sub-debt	(6,064)
Salary continuation plans	(4,107)
Other liabilities	(5,625)
Total liabilities assumed	(1,074,281)
Total net assets acquired	126,412
Goodwill created from transaction	$58,260

The acquisition resulted in goodwill of $58.3 million, which is nondeductible for tax purposes, as this acquisition was a non-taxable transaction. Goodwill represents the premium paid over the fair value of the net tangible and intangible assets acquired and reflects the related synergies from the combined operations. Revenues and earnings of the acquired company since the acquisition date have not been disclosed as it is not practicable as USB was merged into the Company and separate financial information is not readily available.

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

The following table provides a summary of the acquired PCD and PSL loans as of April 1, 2026:

(Dollars in thousands)	Unpaid principal balance	Premium/(discount)	Loans	ACL	Fair value
PCD loans	$59,651	$563	$60,214	$(11,287)	$48,927
PSL loans	874,652	(37,599)	837,053	(8,144)	828,909
Total	$934,303	$(37,036)	$897,267	$(19,431)	$877,836

Note 3. Investments

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2026 and December 31, 2025 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) and gross unrealized gains and losses (in thousands):

	September 30, 2026
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,997	$—	$(497)	$9,500	$—
U.S. Government agencies	2,329	5	(5)	2,329	—
Obligations of states and political subdivisions	187,063	4	(22,170)	164,897	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,387	5	(9,434)	227,958	—
Private label mortgage and asset backed securities	158,649	53	(19,497)	139,205	—
Corporate debt securities	11,764	140	(42)	11,862	—
Total available-for-sale	$607,189	$207	$(51,645)	$555,751	$—

	September 30, 2026
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$191,774	$33	$(23,048)	$168,759	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,712	—	(2,028)	9,684	—
Private label mortgage and asset backed securities	45,130	—	(4,517)	40,613	13
Corporate debt securities	20,390	77	(666)	19,801	221
Total held-to-maturity	$269,006	$110	$(30,259)	$238,857	$254

	December 31, 2025
Available-for-Sale Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
U.S. Treasury securities	$9,996	$—	$(487)	$9,509	$—
U.S. Government agencies	66	—	(3)	63	—
Obligations of states and political subdivisions	180,395	5	(14,439)	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	67,588	94	(2,985)	64,697	—
Private label mortgage and asset backed securities	250,575	61	(21,967)	228,669	—
Corporate debt securities	463	48	—	511
Total available-for-sale	$509,083	$208	$(39,881)	$469,410	$—

	December 31, 2025
Held-to-Maturity Securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Debt securities:
Obligations of states and political subdivisions	$192,308	$55	$(13,595)	$178,768	$20
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,443	—	(1,632)	9,811	—
Private label mortgage and asset backed securities	51,397	—	(3,282)	48,115	25
Corporate debt securities	32,409	59	(1,513)	30,955	395
Total held-to-maturity	$287,557	$114	$(20,022)	$267,649	$440

Proceeds and gross realized gains (losses) from the sales or calls of investment securities for the three and nine months ended September 30, 2026 and 2025 are shown below (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Investment Securities	2026	2025	2026	2025
Proceeds from sales or calls	$4,740	$225	$165,434	$500
Gross realized gains from sales or calls	$41	$—	$81	$—
Gross realized losses from sales or calls	$(60)	$(26)	$(5,999)	$(41)

The amortized cost and estimated fair value of available-for-sale and held-to-maturity investment securities at September 30, 2026 by contractual maturity is shown below (in thousands). Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2026
Available-for-Sale Securities	Amortized Cost	Estimated Fair Value
Within one year	$1,630	$1,630
After one year through five years	46,936	43,538
After five years through ten years	19,005	16,738
After ten years	129,489	112,491
	197,060	174,397
Investment securities not due at a single maturity date:
U.S. Government agencies	2,329	2,329
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	237,387	227,958
Private label mortgage and asset backed securities	158,649	139,205
Corporate debt securities	11,764	11,862
Total available-for-sale	$607,189	$555,751

	September 30, 2026
Held-to-Maturity Securities	Amortized Cost	Estimated Fair Value
Within one year	$147	$147
After one year through five years	38,069	36,286
After five years through ten years	54,591	49,415
After ten years	98,967	82,911
	191,774	168,759
Investment securities not due at a single maturity date:
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	11,712	9,684
Private label mortgage and asset backed securities	45,130	40,613
Corporate debt securities	20,390	19,801
Total held-to-maturity	$269,006	$238,857

At September 30, 2026 there were no issuers of private label mortgage securities in which the Company had holdings of securities in amounts greater than 10% of shareholders’ equity.

The following table summarizes the Company’s available-for-sale debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	September 30, 2026
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,500	$(497)	$9,500	$(497)
U.S. Government agencies	194	—	57	(5)	251	(5)
Obligations of states and political subdivisions	6,692	(187)	154,060	(21,983)	160,752	(22,170)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	180,952	(5,927)	43,122	(3,507)	224,074	(9,434)
Private label mortgage and asset backed securities	74	(2)	139,073	(19,495)	139,147	(19,497)
Corporate debt securities	6,949	(42)	—	—	6,949	(42)
Total available-for-sale	$194,861	$(6,158)	$345,812	$(45,487)	$540,673	$(51,645)

	December 31, 2025
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Available-for-Sale Securities	Value	Losses	Value	Losses	Value	Losses
Debt securities:
U.S. Treasury securities	$—	$—	$9,509	$(487)	$9,509	$(487)
U.S. Government agencies	—	—	63	(3)	63	(3)
Obligations of states and political subdivisions	1,257	(68)	162,730	(14,371)	163,987	(14,439)
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	4,071	(21)	50,458	(2,964)	54,529	(2,985)
Private label mortgage and asset backed securities	—	—	221,568	(21,967)	221,568	(21,967)
Total available-for-sale	$5,328	$(89)	$444,328	$(39,792)	$449,656	$(39,881)

As of September 30, 2026, the Company had a total of 165 available-for-sale debt securities in a gross unrealized loss position with no credit impairment, consisting of 1 U.S. Treasury security, 54 obligations of states and political subdivisions, 76 U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations, and 34 private label mortgage and asset backed securities.

Allowance for Credit Losses on Available-for-Sale Debt Securities

Each reporting period, the Company assesses each available-for-sale debt security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale securities at September 30, 2026. As of that date, the Company considers the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. As of September 30, 2026, the Company determined that it is not more likely than not that there is an intention to sell securities or that the Company would be required to sell securities.

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

The allowance for credit losses on held-to-maturity securities was $254,000 at September 30, 2026. The allowance for credit losses on held-to-maturity securities is driven by economic scenarios, estimated probabilities of default and loss given default. Economic scenarios are updated quarterly.

The following table shows the summary of activities for the allowance for credit losses related to held-to-maturity debt securities for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

Debt Securities Held-to-Maturity	2026	2025	2026	2025
Beginning ACL balance	$353	$786	$440	$1,156
(Credit) to credit losses	(99)	(62)	(186)	(432)
Total Ending ACL balance	$254	$724	$254	$724

During the three month period ended September 30, 2026, the credit to credit losses for held-to-maturity securities was primarily driven by the passage of time. Management believes that the allowance for credit losses for held-to-maturity securities at September 30, 2026 appropriately reflected expected credit losses at that date.

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

	September 30, 2026
Debt Securities Held-to-Maturity (in thousands)	AAA/AA/A	BBB	Unrated
Obligations of states and political subdivisions	$191,774	$—	$—
Private label mortgage and asset backed securities	33,886	—	11,244
Corporate debt securities	—	12,618	7,772
Total debt securities held-to-maturity	$225,660	$12,618	$19,016

Note 4. Loans and Allowance for Credit Losses on Loans

The majority of the disclosures in this footnote are prepared at the class level, which is equivalent to the call report or call code classification. The roll forward of the allowance for credit losses is presented at the portfolio segment level. Accrued interest receivable on loans of $17,014,000 and $11,625,000 at September 30, 2026 and December 31, 2025 respectively is not included in the loan tables below and is included in other assets on the Company’s consolidated balance sheets. Outstanding loans are summarized by class as follows:

Loan Type (Dollars in thousands)	September 30, 2026	December 31, 2025
Commercial:
Commercial and industrial	$276,340	$156,744
Agricultural production	67,001	34,152
Total commercial	343,341	190,896
Real estate:
Construction & other land loans	225,647	80,452
Commercial real estate - owner occupied	556,074	368,604
Commercial real estate - non-owner occupied	1,255,338	992,486
Farmland	158,213	142,100
Multi-family residential	230,171	199,123
1-4 family - close-ended	305,879	111,741
1-4 family - revolving	47,854	39,818
Total real estate	2,779,176	1,934,324
Consumer:
Manufactured housing	318,711	322,761
Other installment	121,426	92,589
Total consumer	440,137	415,350
Total gross loans	3,562,654	2,540,570
Net deferred origination costs	238	287
Loans, net of deferred origination costs	3,562,892	2,540,857
Allowance for credit losses	(48,633)	(30,071)
Total loans, net	$3,514,259	$2,510,786

At September 30, 2026 and December 31, 2025, loans originated under Small Business Administration (SBA) programs totaling $27,415,000 and $21,161,000, respectively, were included in the real estate and commercial categories, of which, $20,583,000 or 75% and $16,044,000 or 76%, respectively, were secured by government guarantees.

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

The following table shows the summary of activities for the allowance for credit losses for the three months ended September 30, 2026 and 2025 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, July 1, 2026	$6,145	$27,733	$3,978	$11,566	$49,422
(Credit) provision for credit losses (1)	(222)	(651)	16	1,445	588
Charge-offs	(87)	(13)	—	(1,475)	(1,575)
Recoveries	96	8	—	94	198
Ending balance, September 30, 2026	$5,932	$27,077	$3,994	$11,630	$48,633
(1) Represents provision (credit) to credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $578 includes a $(99) credit for held-to-maturity securities and a $89 provision for unfunded loan commitments.

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

During the third quarter of 2026, the Company recorded net loan charge-offs of $1,377,000 compared to net recoveries of $75,000 for the same period in 2025. The primary reason for loan charge-offs during the quarter was for charge-offs within an acquired student loan portfolio from the Merger, in which the Company recorded a Day 1 allowance of $8.4 million in anticipation of future charge-offs in this portfolio segment. The net charge-off ratio reflects annualized net charge-offs to average loans of 0.15% for the quarter ended September 30, 2026, compared to annualized net recoveries of 0.01% for the quarter ended September 30, 2025. The Company recorded a provision for credit losses of $588,000 for the three months ended September 30, 2026. The provision for credit losses for the quarter ended September 30, 2026 was primarily in the Consumer segment, reflecting a provision for credit losses of $1,445,000, driven primarily by higher than anticipated charge-offs of $1,259,000 related to the acquired student loan portfolio from the Merger; the increase in the provision was partially offset by a credit to the provision for credit losses in both the Commercial and Commercial Real Estate segments due to improved credit quality metrics within those portfolios.

The following table shows the summary of activities for the allowance for credit losses for the nine months ended September 30, 2026 and 2025 by portfolio segment (in thousands):

	Commercial	Commercial Real Estate	1-4 Family Real Estate	Consumer	Total
Allowance for credit losses:
Beginning balance, January 1, 2026	$2,747	$19,944	$2,372	$5,008	$30,071
Merger Day 1 ACL	1,859	6,838	1,204	9,530	19,431
Provision for credit losses (1)	2,066	2,461	403	1,039	5,969
Charge-offs	(903)	(2,368)	—	(4,128)	(7,399)
Recoveries	163	202	15	181	561
Ending balance, September 30, 2026	$5,932	$27,077	$3,994	$11,630	$48,633
(1) Represents credit losses for loans only. The provision for credit losses on the Consolidated Statements of Income of $6,303 includes a $(186) credit for held-to-maturity securities and a $520 provision for unfunded loan commitments.

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

During the nine month period ended September 30, 2026, the increase in the allowance for credit losses was primarily driven by the acquisition of USB, which contributed $19.4 million in Day 1 allowance balances across all portfolio segments. The provision for credit losses during the nine month period ended September 30, 2026 was primarily driven by an update of the Company’s peer group based on its larger asset size following the completion of the Merger, organic loan growth during the year-to-date period, and higher than anticipated student loan charge-offs. The allowance for credit losses as a percentage of total loans was 1.36% as of September 30, 2026 compared to 1.18% at December 31, 2025. The Company believes the allowance for credit losses is adequate to provide for expected credit losses within the loan portfolio at September 30, 2026.

The following tables present the composition of nonaccrual loans as of September 30, 2026 and December 31, 2025 respectively (in thousands).

	September 30, 2026
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,191	$6,746	$7,937
Commercial real estate - owner occupied	—	1,724	1,724
Commercial real estate - non-owner occupied	16,306	575	16,881
Farmland	3,704	4,471	8,175
1-4 family real estate	—	1,932	1,932
Manufactured housing	669	649	1,318
Other installment	17	289	306
Total	$21,887	$16,386	$38,273

	December 31, 2025
	With an ACL	Without an ACL	Total Nonaccrual
Commercial and industrial	$1,533	$—	$1,533
Commercial real estate - owner occupied	—	101	101
Commercial real estate - non-owner occupied	—	530	530
Farmland	—	1,525	1,525
1-4 family real estate	—	1,697	1,697
Manufactured housing	809	676	1,485
Other installment	64	20	84
Total	$2,406	$4,549	$6,955

The following tables present the amortized cost basis of collateral dependent loans by class of loans and by collateral type as of the dates indicated as of September 30, 2026 and December 31, 2025 (in thousands).

	September 30, 2026
	Manufactured Homes	Real Estate	Machinery & Equipment	Automobiles	Total
Commercial and industrial	$—	$—	$7,937	$—	$7,937
Commercial real estate - owner occupied	—	1,724	—	—	1,724
Commercial real estate - non-owner occupied	—	11,013	5,868	—	16,881
Farmland	—	8,175	—	—	8,175
1-4 family real estate	—	1,932	—	—	1,932
Manufactured housing	1,318	—	—	—	1,318
Other installment	—	306	—	—	306
Total	$1,318	$23,150	$13,805	$—	$38,273

	December 31, 2025
	Manufactured Homes	Real Estate	Machinery & Equipment	Automobiles	Total
Commercial and industrial	$—	$—	$1,533	$—	$1,533
Commercial real estate - owner occupied	—	101	—	—	101
Commercial real estate - non-owner occupied	—	13,394	530	—	13,924
Farmland	—	1,525	—	—	1,525
1-4 family real estate	—	1,697	—	—	1,697
Manufactured housing	1,485	—	—	—	1,485
Other installment	—	—	—	84	84
Total	$1,485	$16,717	$2,063	$84	$20,349

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

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the gross charge-offs recognized during the nine months ended September 30, 2026 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$33,181	$28,458	$26,342	$11,521	$7,793	$25,000	$123,782	$1,822	$257,899
Special mention	—	—	—	—	69	—	1,270	—	1,339
Substandard	—	100	—	2,498	1,667	13,030	134	17	17,446
Total	$33,181	$28,558	$26,342	$14,019	$9,529	$38,030	$125,186	$1,839	$276,684
Current period gross write-offs	$—	$553	$257	$—	$—	$93	$—	$—	$903

Agricultural production
Pass/Watch	$2,882	$2,700	$1,296	$32	$450	$69	$54,040	$1,145	$62,614
Special mention	—	58	—	—	—	—	4,154	233	4,445
Substandard	—	—	—	—	—	—	—		—
Total	$2,882	$2,758	$1,296	$32	$450	$69	$58,194	$1,378	$67,059
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$28,700	$68,322	$37,207	$16,247	$2,253	$2,435	$47,140	$—	$202,304
Special mention	—	—	7,008	—	—	—	—	—	7,008
Substandard	—	—	—	—	—	—	15,664	—	15,664
Total	$28,700	$68,322	$44,215	$16,247	$2,253	$2,435	$62,804	$—	$224,976
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$88,932	$75,138	$69,283	$32,906	$51,118	$216,804	$11,377	$1,898	$547,456
Special mention	—	—	—	1,338	—	299	—	—	1,637
Substandard	—	—	—	1,724	2,041	2,482	—	—	6,247
Total	$88,932	$75,138	$69,283	$35,968	$53,159	$219,585	$11,377	$1,898	$555,340
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$110,651	$150,272	$104,485	$99,631	$225,236	$459,453	$29,986	$250	$1,179,964
Special mention	—	4,524	13,855	—	3,603	10,419	350	—	32,751
Substandard	—	—	11,447	—	5,448	22,430	1,515	—	40,840
Total	$110,651	$154,796	$129,787	$99,631	$234,287	$492,302	$31,851	$250	$1,253,555
Current period gross write-offs	$—	$—	$—	$—	$—	$2,355	$—	$—	$2,355

Farmland
Pass/Watch	$8,095	$10,087	$7,571	$3,452	$19,207	$74,381	$7,118	$—	$129,911
Special mention	—	1,543	—	4,125	—	3,673	—	175	9,516
Substandard	—	—	—	536	9,506	7,264	1,350		18,656
Total	$8,095	$11,630	$7,571	$8,113	$28,713	$85,318	$8,468	$175	$158,083
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$8,522	$26,891	$22,536	$26,858	$39,316	$66,351	$10,546	$—	$201,020
Special mention	—	—	4,915	15,600	—	1,084	—	—	21,599
Substandard		—	—	—	—	7,255	—	—	7,255
Total	$8,522	$26,891	$27,451	$42,458	$39,316	$74,690	$10,546	$—	$229,874
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$12,353	$9,684	$3,934	$225,805	$5,120	$35,023	$11,098	$—	$303,017
Special mention	—	—	—	—	432	—	—	—	432
Substandard	—	—	39	1,882	—	466	—	—	2,387
Total	$12,353	$9,684	$3,973	$227,687	$5,552	$35,489	$11,098	$—	$305,836
Current period gross write-offs	$—	$—	$—	$—	$—	$13	$—	$—	$13

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$46,901	$1,093	$47,994
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	135	135
Total	$—	$—	$—	$—	$—	$—	$46,901	$1,228	$48,129
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$21,711	$37,797	$38,958	$34,455	$38,956	$142,681	$—	$—	$314,558
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	281	337	—	3,126	—	—	3,744
Total	$21,711	$37,797	$39,239	$34,792	$38,956	$145,807	$—	$—	$318,302
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other installment
Pass/Watch	$29,012	$24,844	$22,089	$12,626	$3,223	$31,775	$1,047	$—	$124,616
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	26	293	39	—	80	—	—	438
Total	$29,012	$24,870	$22,382	$12,665	$3,223	$31,855	$1,047	$—	$125,054
Current period gross write-offs	$100	$101	$—	$25	$303	$3,599	$—	$—	$4,128

Total loans outstanding (risk rating):
Pass/Watch	$344,039	$434,193	$333,701	$463,533	$392,672	$1,053,972	$343,035	$6,208	$3,371,353

Special mention	—	6,125	25,778	21,063	4,104	15,475	5,774	408	78,727
Substandard	—	126	12,060	7,016	18,662	56,133	18,663	152	112,812
Grand Total	$344,039	$440,444	$371,539	$491,612	$415,438	$1,125,580	$367,472	$6,768	$3,562,892
Current period total gross write-offs	$100	$654	$257	$25	$303	$6,060	$—	$—	$7,399

The following table shows the loan portfolio by class, net of deferred costs, allocated by management’s internal risk ratings for the period indicated. The following table also shows the charge-offs recognized during the twelve months ended December 31, 2025 (in thousands):

	Term Loans Amortized Cost Basis by Origination Year As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Converted to Term	Total
Commercial and industrial
Pass/Watch	$22,082	$23,892	$8,368	$13,847	$12,978	$8,523	$56,992	$—	$146,682
Special mention	715	—	66	678	—	—	—	—	1,459
Substandard	100	23	—	1,510	159	7,086	—	—	8,878
Total	$22,897	$23,915	$8,434	$16,035	$13,137	$15,609	$56,992	$—	$157,019
Current period gross write-offs	$169	$—	$—	$—	$—	$—	$—	$—	$169

Agricultural production
Pass/Watch	$1,637	$1,044	$43	$—	$5	$120	$29,372	$189	$32,410
Special mention	—	—	—	—	—	—	1,775		1,775
Substandard	—	—	—	—	—	—	—	—	—
Total	$1,637	$1,044	$43	$—	$5	$120	$31,147	$189	$34,185
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Construction & other land loans
Pass/Watch	$22,329	$39,870	$6,610	$3,812	$5,267	$1,424	$370	$—	$79,682
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	82	—	—	82
Total	$22,329	$39,870	$6,610	$3,812	$5,267	$1,506	$370	$—	$79,764
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - owner occupied
Pass/Watch	$61,648	$47,277	$26,339	$46,297	$41,591	$131,861	$8,258	$—	$363,271
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,733	—	—	3,003	—	—	4,736
Total	$61,648	$47,277	$28,072	$46,297	$41,591	$134,864	$8,258	$—	$368,007
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate - non-owner occupied
Pass/Watch	$135,558	$74,414	$98,549	$175,212	$116,070	$305,565	$27,275	$—	$932,643
Special mention	—	20,217	—	4,211	615	3,746	350	—	29,139
Substandard	—	—	—	5,965	—	21,070	2,128	—	29,163

Total	$135,558	$94,631	$98,549	$185,388	$116,685	$330,381	$29,753	$—	$990,945
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Farmland
Pass/Watch	$5,516	$4,569	$4,345	$16,049	$10,888	$61,865	$8,978	$1,500	$113,710
Special mention	1,800	—	399	—	—	3,983	—	—	6,182
Substandard	—	—	3,824	9,808	—	5,918	2,574	—	22,124
Total	$7,316	$4,569	$8,568	$25,857	$10,888	$71,766	$11,552	$1,500	$142,016
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Multi-family residential
Pass/Watch	$27,289	$12,287	$21,926	$30,928	$45,465	$28,376	$9,624	$—	$175,895
Special mention	—	—	15,600	—	—	—	—	—	15,600
Substandard	—	—	—	—	—	7,283	—	—	7,283
Total	$27,289	$12,287	$37,526	$30,928	$45,465	$35,659	$9,624	$—	$198,778
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - close-ended
Pass/Watch	$5,628	$2,020	$4,306	$55,888	$10,199	$19,882	$11,073	$230	$109,226
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	64	—	1,931	—	535	—	—	2,530
Total	$5,628	$2,084	$4,306	$57,819	$10,199	$20,417	$11,073	$230	$111,756
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

1-4 family - revolving
Pass/Watch	$—	$—	$—	$—	$—	$—	$34,783	$5,231	$40,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	37	37
Total	$—	$—	$—	$—	$—	$—	$34,783	$5,268	$40,051
Current period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Manufactured Housing
Pass/Watch	$37,751	$42,557	$36,972	$41,922	$33,714	$126,298	$—	$—	$319,214
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	117	369	2	690	2,216	—	—	3,394
Total	$37,751	$42,674	$37,341	$41,924	$34,404	$128,514	$—	$—	$322,608
Current period gross write-offs	$17	$—	$—	$—	$—	$—	$—	$—	$17

Other installment
Pass/Watch	$32,798	$34,074	$15,061	$3,793	$3,419	$5,549	$465	$—	$95,159
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	28	365	93	83	—	—	569
Total	$32,798	$34,074	$15,089	$4,158	$3,512	$5,632	$465	$—	$95,728
Current period gross write-offs	$205	$—	$—	$—	$—	$—	$—	$—	$205

Total loans outstanding (risk rating):
Pass/Watch	$352,236	$282,004	$222,519	$387,748	$279,596	$689,463	$187,190	$7,150	$2,407,906
Special mention	2,515	20,217	16,065	4,889	615	7,729	2,125	—	54,155
Substandard	100	204	5,954	19,581	942	47,276	4,702	37	78,796
Grand Total	$354,851	$302,425	$244,538	$412,218	$281,153	$744,468	$194,017	$7,187	$2,540,857
Current period total gross write-offs	$391	$—	$—	$—	$—	$—	$—	$—	$391

The following table shows an aging analysis of the loan portfolio by class at September 30, 2026 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non-accrual
Commercial:
Commercial and industrial	$6,391	$610	$7,331	$14,332	$262,008	$276,340	$—	$7,937
Agricultural production	—	—	—	—	67,001	67,001	—	—
Real estate:
Construction & other land loans	15,664	—	—	15,664	209,983	225,647	—	—
Commercial real estate - owner occupied	218	—	1,724	1,942	554,132	556,074	—	1,724
Commercial real estate - non-owner occupied	—	—	16,682	16,682	1,238,656	1,255,338	—	16,881
Farmland	—	5,283	405	5,688	152,525	158,213	—	8,175
Multi-family residential	—	—	—	—	230,171	230,171	—	—
1-4 family - close-ended	490	—	1,882	2,372	303,507	305,879	—	1,882
1-4 family - revolving	123	35	50	208	47,646	47,854	—	50
Consumer:
Manufactured housing	1,008	—	155	1,163	317,548	318,711	—	1,318
Other installment	1,110	1,208	—	2,318	119,108	121,426	—	306
Deferred costs	—	—	—	—	238	238	—	—
Total	$25,004	$7,136	$28,229	$60,369	$3,502,523	$3,562,892	$—	$38,273

The following table shows an aging analysis of the loan portfolio by class at December 31, 2025 (in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due	Current	Total Loans	Loans Past Due > 89 Days, Still Accruing	Non- accrual
Commercial:
Commercial and industrial	$551	$64	$1,510	$2,125	$154,619	$156,744	$—	$1,533
Agricultural production	—	—	—	—	34,152	34,152	—	—
Real estate:
Construction & other land loans	—	—	—	—	80,452	80,452	—	—
Commercial real estate - owner occupied	239	—	—	239	368,365	368,604	—	101
Commercial real estate - non-owner occupied	13,389	—	530	13,919	978,567	992,486	—	530
Farmland	—	—	1,525	1,525	140,575	142,100	—	1,525
Multi-family residential	—	—	—	—	199,123	199,123	—	—
1-4 family - close-ended	1,552	772	1,184	3,508	108,233	111,741	—	1,697
1-4 family - revolving	569	—	—	569	39,249	39,818	—	—
Consumer:
Manufactured housing	723	345	—	1,068	321,693	322,761	—	1,485
Other installment	162	93	—	255	92,334	92,589	—	84
Deferred costs	—	—	—	—	287	287	—	—
Total	$17,185	$1,274	$4,749	$23,208	$2,517,649	$2,540,857	$—	$6,955

Foregone interest on nonaccrual loans was $1,024,000 and $1,794,000 for the three and nine months ended September 30, 2026 compared to $95,000 and $294,000 for the three and nine months ended September 30, 2025. Interest income recognized on non-accrual loans for the nine months ended September 30, 2026 and 2025 was $24,000 and $40,000, respectively.

Occasionally, the Company modifies loans to borrowers in financial distress by providing reductions of the stated interest rate of the loan or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk. There were no loan modifications granted to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025.

Student Loans
Included in installment loans are principal balances of $23,042,000 and $0 for student loans at September 30, 2026, and December 31, 2025, respectively, made to medical and pharmacy school students. The student loan portfolio was acquired on April 1, 2026 through the Merger. Accrued interest on student loans totaled $1,932,000 and $0 at September 30, 2026, and December 31, 2025, respectively. Upon graduation the loan is automatically placed in a grace period of six months. This may be extended up to 48 months for graduates enrolling in internship, medical residency, or fellowship. As approved, the student may receive additional deferment for hardship or administrative reasons in the form of forbearance for a maximum of 36 months throughout the life of the loan. USB had not originated or purchased student loans since 2019.

As of September 30, 2026 and December 31, 2025, the allowance for credit losses for the student loan portfolio was $6,704,000 and $0, respectively. There were no student loans in the substandard category at September 30, 2026 and December 31, 2025.

The following tables summarize the credit quality indicators for outstanding student loans as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
(Dollars in thousands)	Number of Loans	Principal Amount	Accrued Interest	Number of Loans	Principal Amount	Accrued Interest
School	13	$339	$320	—	$—	$—
Grace	10	303	279	—	—	—
Repayment	319	15,801	244	—	—	—
Deferment	76	3,532	964	—	—	—
Forbearance	50	3,067	125	—	—	—
Total	468	$23,042	$1,932	—	$—	$—

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

Student Loan Aging

Student loans are generally charged off at the end of the month during which an account becomes 90 days contractually past due. Accrued but unpaid interest related to charged off student loans is reversed and charged against interest income. For the three months ended September 30, 2026, $40,000 in accrued interest receivable was reversed due to charge-offs of $1.3 million within the student loan portfolio. For the nine months ended September 30, 2026, $127,000 in accrued interest receivable was reversed due to charge-offs of $3.4 million within the student loan portfolio.

The following tables summarize the student loan aging for loans in repayment and forbearance as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Number of Borrowers	Principal Amount	Number of Borrowers	Principal Amount
Current or less than 31 days	158	$17,154	—	$—
31 - 60 days	7	1,275	—	—
61 - 90 days	3	439	—	—
Greater than 90 days	—	—	—	—
Total	168	$18,868	—	$—

Note 5. Other Real Estate Owned

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

The following tables summarize the changes in the Company’s goodwill and core deposit intangible assets for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For Three Months Ended September 30,
	2026		2025
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$154,600	$32,723	$96,828	$8,767
Additions	488	—	—	—
Amortizations	—	(1,874)	—	(251)
Ending Balance	$155,088	$30,849	$96,828	$8,516

	For Nine Months Ended September 30,
	2026		2025
	Goodwill	Core Deposit Intangibles	Goodwill	Core Deposit Intangibles
Beginning Balance	$96,828	$8,266	$96,828	$9,268
Additions	58,260	26,581	—	—
Amortizations	—	(3,998)	—	(752)
Ending Balance	$155,088	$30,849	$96,828	$8,516

The following table presents the estimated amortization expense for core deposit intangible assets remaining at September 30, 2026 (in thousands):

Estimated Amortization
2026	$1,873
2027	7,493
2028	7,147
2029	4,987
2030	3,231
Thereafter	6,118
Total	$30,849

Note 7. Deposits

The composition of the deposits at September 30, 2026 and December 31, 2025 is summarized in the table below (in thousands):

	September 30, 2026	December 31, 2025
Savings and NOW accounts	$938,600	$674,704
MMA accounts	1,305,018	858,354
Time deposits	477,662	503,451
Total interest-bearing	2,721,280	2,036,509
Non-interest bearing	1,499,202	1,058,765
Total deposits	$4,220,482	$3,095,274
Brokered deposits included in time deposits	$305,448	$398,298
Brokered deposits included in NOW accounts	$25,114	$45,078
As of September 30, 2026 and December 31, 2025, uninsured deposits totaled $1,757,493,000 and $1,185,118,000, respectively.

Aggregate annual maturities of time deposits are as follows (in thousands):

Years Ending December 31,
2026	$161,492
2027	303,105
2028	11,093
2029	856
2030	331
Thereafter	785
Total	$477,662

Interest expense recognized on interest-bearing deposits consisted of the following (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Savings	$156	$152	$500	$435
Money market	7,482	4,953	19,809	15,123
NOW accounts	1,531	1,068	3,996	2,678
Time certificates of deposit	4,394	4,612	13,825	13,475
Total	$13,563	$10,785	$38,130	$31,711

Note 8. Borrowing Arrangements

Lines of Credit - The Company has unsecured lines of credit available with its correspondent banks which, in the aggregate, amounted to $150,000,000 at September 30, 2026 and $110,000,000 at December 31, 2025, respectively, at interest rates which vary with market conditions. As of September 30, 2026 and December 31, 2025, the Company had no advances outstanding with correspondent banks.

Federal Home Loan Bank Advances - As of September 30, 2026, the Company had an overnight borrowing for $21,000,000 with an interest rate of 4.42% compared to $73,000,000 with an interest rate of 4.02% at December 31, 2025. As of September 30, 2026, the Company had two short-term advances outstanding totaling $20,000,000 with a weighted average interest rate of 3.91% compared to no short-term advances as of December 31, 2025.

Approximately $1,743,647,000 in loans were pledged under a blanket lien as collateral to the FHLB for the Company’s remaining borrowing capacity of $998,199,000 as of September 30, 2026. FHLB advances are also secured by investment securities with a borrowing capacity totaling $206,850,000 and $156,669,000 and market values, as assigned by FHLB, totaling $241,909,000 and $198,374,000 at September 30, 2026 and December 31, 2025, respectively. The Company’s credit limit varies according to the amount and composition of the investment and loan portfolios pledged as collateral.

Federal Reserve Line of Credit - The Company has a line of credit through the discount window in the amount of $2,814,000 and $3,411,000 with the Federal Reserve Bank of San Francisco (FRB) at September 30, 2026 and December 31, 2025, respectively, which bears interest at the prevailing discount rate collateralized by investment securities with amortized costs totaling $3,483,000 and $3,910,000 and market values totaling $3,005,000 and $3,536,000, respectively.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2026 and December 31, 2025:

Credit Lines (In thousands)	September 30, 2026	December 31, 2025
Unsecured Credit Lines
Total credit limit	$150,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	1,114,199	809,391
Balance outstanding	41,000	73,000
Letters of credit	75,000	27,000
Collateral pledged	2,618,714	1,446,828
Fair value of collateral	1,658,137	1,230,691
Federal Reserve Bank
Credit limit	2,814	3,411
Balance outstanding	—	—
Collateral pledged	3,483	3,910
Fair value of collateral	3,005	3,536

Note 9. Senior Debt & Subordinated Debentures

The following table summarizes the Company’s long-term debt:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Fixed - floating rate subordinated debentures, due 2031	$35,000	$35,000
Unamortized debt issuance costs	(4)	(121)
Floating rate senior debt bank loan, due 2032	28,682	29,492
Junior subordinated deferrable interest debentures, due October 2036	5,155	5,155
Junior subordinated deferrable interest debentures, due June 2037	6,079	—
Total subordinated debentures	$74,912	$69,526

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

Interest expense recognized by the Company for the Subordinated Debentures for both three months ended September 30, 2026 and 2025 was $310,000. Interest expense recognized by the Company for the Subordinated Debentures for the nine months ended September 30, 2026 and 2025 was $929,000.

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

Interest expense recognized by the Company for the Senior Debt for the three and nine months ended September 30, 2026 was $458,000 and $1,379,000 compared to $517,000 and $1,536,000 for the three and nine months ended September 30, 2025.

Junior Subordinated Debentures

Service 1st Capital Trust I is a Delaware business trust formed by Service 1st. The Company succeeded to all of the rights and obligations of Service 1st in connection with the merger with Service 1st as of November 12, 2008. The Trust was formed on August 17, 2006 for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by Service 1st.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to 25% of the Company’s Tier 1 capital on a pro forma basis. At September 30, 2026, all of the trust preferred securities that have been issued qualify as Tier 1 capital. The trust preferred securities mature on October 7, 2036, are redeemable at the Company’s option, and require quarterly distributions by the Trust to the holder of the trust preferred securities at a variable interest rate which will adjust quarterly to equal the three month SOFR plus 1.60%.

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

Holders of the trust preferred securities are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security.  For each January 7, April 7, July 7 or October 7 of each year, the rate will be adjusted to equal the three month SOFR plus 1.60%.  As of September 30, 2026, the rate was 5.61%.

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

The Company has a contractual principal balance of $6,464,000 at September 30, 2026. The Company may redeem the junior subordinated debentures at any time at par.

Interest expense recognized by the Company for the Junior Subordinated Debentures for the three and nine months ended September 30, 2026 was $170,000 and $408,000 compared to interest expense recognized by the Company for the Junior Subordinated debentures for the three and nine months ended September 30, 2025 of $81,000 and $240,000.

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

Commitments to extend credit amounting to $810,533,000 and $491,413,000 were outstanding at September 30, 2026 and December 31, 2025, respectively. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract unless waived by the Bank. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

Included in commitments to extend credit are undisbursed lines of credit totaling $802,918,000 and $486,408,000 at September 30, 2026 and December 31, 2025, respectively. Undisbursed lines of credit include credits whereby customers can repay principal and request principal advances during the term of the loan at their discretion and most expire between one and 12 months.

Included in undisbursed lines of credit are commitments for the undisbursed portions of construction loans totaling $227,000,000 and $89,745,000 as of September 30, 2026 and December 31, 2025, respectively. These commitments are agreements to lend to customers, subject to meeting certain construction progress requirements established in the contracts. The underlying construction loans have fixed expiration dates.

Standby letters of credit and financial guarantees amounting to $7,615,000 and $5,005,000 were outstanding at September 30, 2026 and December 31, 2025, respectively. Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private financial arrangements. Standby letters of credit and guarantees carry a one year term or less, many have auto-renewal features. The fair value of the liability related to these standby letters of credit, which represents the fees received for their issuance, was not significant at September 30, 2026 or December 31, 2025. The Company recognizes these fees as revenue over the term of the commitment or when the commitment is used.

The Company generally requires collateral or other security to support financial instruments with credit risk. Management does not anticipate any material loss will result from the outstanding commitments to extend credit, standby letters of credit and financial guarantees. At September 30, 2026 and December 31, 2025, the allowance for credit losses of unfunded commitments was $1,845,000 and $1,325,000, respectively. The allowance for credit losses of unfunded commitments is calculated by management using an appropriate, systematic, and consistently applied process. While related to credit losses, this allocation is not a part of the allowance for credit losses on loans and is considered separately as a liability for accounting and regulatory reporting purposes, and is included in Other Liabilities on the Company’s balance sheet.

Litigation - The Company is subject to legal proceedings and claims which arise in the ordinary course of business, some of which may involve claims for substantial or uncertain amounts. At least quarterly, we assess liabilities and contingencies related to all outstanding or new legal matters based on the most recent information available. If a loss is not probable, or the amount cannot be estimated, no accrual is established. When a loss is determined to be probable and can be reasonably estimated, an accrual for the loss is established and adjusted as necessary to reflect any subsequent developments. Estimating the amount of loss is inherently difficult and there may be cases where a loss is probable or reasonably possible but not currently estimable. Actual losses may exceed any established accrual or the range of reasonably possible loss and management’s estimates may change over time. Determining the future resolution of legal matters involves significant judgment and uncertainty, and it is usually difficult to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the process.

The Company was involved in litigation related to a former depositor. In October 2026, the parties participated in mediation. As of September 30, 2026, based on available information, including the likelihood of a settlement, management determined that a loss was probable and could be reasonably estimated. Consequently, the Company recorded a $6.6 million expense in non-interest expense for the three months ended September 30, 2026. This amount reflected the Company’s estimate of the settlement amount exceeding its insurance coverage.

Note 11. Other Income and Expense

The following table shows significant components of other non-interest income for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Gain on sale of loans	$1,677	$107	$1,891	$343
Interchange fees	785	493	2,085	1,501
Service charges	673	519	2,229	1,526
Appreciation in cash surrender value of bank owned life insurance	530	379	1,430	1,117
Federal Home Loan Bank dividends	478	240	1,251	718
Loan placement fees	191	215	636	632
Gain on proceeds from death benefits	—	198	—	198
Net realized loss on sales and calls of investment securities	(19)	(26)	(5,918)	(41)
Other	365	841	1,893	1,947
Total other non-interest income	$4,680	$2,966	$5,497	$7,941

The following table shows significant components of other non-interest expense for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Merger and acquisition expense	$7,167	$—	$15,202	$278
Legal settlement	6,615	—	6,615	—
Information technology	2,675	1,711	7,046	5,404
Amortization of core deposit intangibles	1,874	251	3,998	752
Data processing expense	1,128	748	3,106	2,403
Professional services	714	447	2,176	1,950
Regulatory assessments	708	490	1,940	1,479
ATM/Debit card expenses	635	359	1,658	1,149
Loan related expenses	310	252	704	628
Directors’ expenses	231	234	727	686
Advertising	218	185	604	687
Personnel other	64	19	127	217
Other expense	3,204	2,013	8,031	6,003
Total other non-interest expense	$25,543	$6,709	$51,934	$21,636

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

A reconciliation of the numerators and denominators of the basic and diluted EPS computations is as follows:

Basic Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$8,066	$10,873	$22,250	$26,998
Weighted average shares outstanding	27,083,107	19,019,990	24,427,608	18,980,661
Basic earnings per share	$0.30	$0.57	$0.91	$1.42

Diluted Earnings Per Share	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Net income	$8,066	$10,873	$22,250	$26,998
Weighted average shares outstanding	27,083,107	19,019,990	24,427,608	18,980,661
Effect of dilutive stock options and restricted stock	61,541	73,554	66,214	70,630
Weighted average shares of common stock and common stock equivalents	27,144,648	19,093,544	24,493,822	19,051,291
Diluted earnings per share	$0.30	$0.57	$0.91	$1.42

Options to purchase 133,916 shares of common stock were outstanding as of September 30, 2026, compared to 212,635 outstanding as of September 30, 2025. There were 115,122 and 117,435 restricted stock awards and units unvested and outstanding at September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026 and 2025, there were no anti-dilutive weighted average shares outstanding.

Holders of unvested restricted stock under the 2015 plan accrue dividends at the same rate as common shareholders and they both share equally in undistributed earnings. Unvested restricted stock awards that are time-based contain non-forfeitable rights to dividends or dividend equivalents and are considered to be participating securities in the earnings per share computation using the two-class method. Under the two-class method, earnings are allocated to common shareholders and participating securities according to their respective rights to earnings. Holders of restricted stock awards under the Community West Bancshares 2025 plan receive forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Under the two-class method, the difference in EPS is not significant for these participating securities.

Note 13. Share-Based Compensation

In May 2025, the Company adopted the Community West Bancshares 2025 Omnibus Incentive Plan (the “2025 Plan”). The plan provides for awards in the form of stock options, restricted stock, restricted stock units, and other types of awards. The plan also allows for performance awards that may be in the form of cash or shares of the Company’s common stock. With respect to stock options and restricted stock or units, the exercise price in the case of stock options and the grant value in the case of restricted stock and units may not be less than the fair market value at the date of the award. The options and awards under the plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period for stock options and restricted stock rights is determined by the Board of Directors and ranges one to five years. The maximum number of shares that can be issued with respect to all awards under the plan is 500,000. Currently under the 2025 Plan, 439,370 shares remain reserved for future grants as of September 30, 2026.

Share-based compensation cost recognized was $335,000 and $918,000 for the three and nine months ended September 30, 2026, respectively, and $275,000 and $875,000 for the three and nine months ended September 30, 2025.

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

A summary of the activity of the Company’s stock options for the nine months ended September 30, 2026 follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2025	183,210	$14.36
Exercised	(48,109)	14.94
Expired	(1,185)	8.98
Options outstanding at September 30, 2026	133,916	$13.87
As of September 30, 2026, there is no unrecognized compensation cost related to stock options granted under the Plan. All options are fully vested and exercisable.

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

The following table summarizes restricted stock activity for the nine months ended September 30, 2026 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested outstanding shares at December 31, 2025	117,435	$17.73
Granted	—	—
Vested	(61,971)	17.32
Forfeited	(1,594)	17.28
Nonvested outstanding shares at September 30, 2026	53,870	$21.36

As of September 30, 2026, there were 53,870 shares of restricted stock that are nonvested and expected to vest. As of September 30, 2026, there was $747,000 of total unrecognized compensation cost related to nonvested restricted common stock awards. Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 1.82 years and will be adjusted for subsequent changes in estimated forfeitures.

The following table summarizes restricted stock unit activity for the nine months ended September 30, 2026 as follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested units at December 31, 2025	—	$—
Granted	61,252	24.13
Vested	—	—
Forfeited	—	—
Nonvested units at September 30, 2026	61,252	$24.13

As of September 30, 2026, there were 61,252 shares of restricted stock units that are nonvested and expected to vest. As of September 30, 2026, there was $1,165,000 of total unrecognized compensation cost related to nonvested restricted common stock units. Restricted stock compensation expense is recognized on a straight-line basis over the vesting period. This cost is expected to be recognized over a weighted-average remaining period of 2.17 years and will be adjusted for subsequent changes in estimated forfeitures.

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
The estimated carrying and fair values of the Company’s financial instruments not carried at fair value are as follows (in thousands):

	September 30, 2026
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$52,680	$52,680	$—	$—	$52,680
Interest-earning deposits in other banks	125,581	125,581	—	—	125,581
Held-to-maturity investment securities	268,752	—	238,857	—	238,857
Loans, net	3,514,259	—	—	3,306,247	3,306,247
Financial liabilities:
Time deposits	477,662	—	475,036	—	475,036
Borrowings	41,000	—	41,000	—	41,000
Senior debt and subordinated debentures	74,912	—	—	72,393	72,393

	December 31, 2025
	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
Financial assets:
Cash and due from banks	$27,627	$27,627	$—	$—	$27,627
Interest-earning deposits in other banks	91,357	91,357	—	—	91,357
Held-to-maturity investment securities	287,117	—	267,649	—	267,649
Loans, net	2,510,786	—	—	2,506,681	2,506,681
Financial liabilities:
Time deposits	503,451	—	503,423	—	503,423
Borrowings	73,000	—	73,000	—	73,000
Senior debt and subordinated debentures	69,526	—	—	66,181	66,181

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

Assets Recorded at Fair Value

The Company is required or permitted to record the following assets at fair value on a recurring basis. The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
September 30, 2026	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,500	$9,500	$—	$—
U.S. Government agencies	2,329	—	2,329	—
Obligations of states and political subdivisions	164,897	—	164,897	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	227,958	—	227,958	—
Private label mortgage and asset backed securities	139,205	—	139,205	—
Corporate debt securities	11,862	—	11,862	—
Equity securities	9,738	9,738	—	—
Total assets measured at fair value on a recurring basis	$565,489	$19,238	$546,251	$—

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities:
U.S. Treasury securities	$9,509	$9,509	$—	$—
U.S. Government agencies	63	—	63	—
Obligations of states and political subdivisions	165,961	—	165,961	—
U.S. Government sponsored entities and agencies collateralized by residential mortgage obligations	64,697	—	64,697	—
Private label mortgage and asset backed securities	228,669	—	228,669	—
Corporate debt securities	511	—	511	—
Equity securities	6,797	6,797	—	—
Total assets measured at fair value on a recurring basis	$476,207	$16,306	$459,901	$—

The table below presents the recorded investment in assets and liabilities measured at fair value on a nonrecurring basis, as of the dates indicated (in thousands):

	Fair Value Measurements Using
September 30, 2026	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$15,437	—	—	$15,437
Commercial and industrial	136	—	—	136
Farmland	1,609	—	—	1,609
Other installment loans	16	—	—	16
Total collateral dependent loans	$17,198	—	—	$17,198

	Fair Value Measurements Using
December 31, 2025	Fair Value	Level 1	Level 2	Level 3
Individually evaluated loans
Commercial real estate	$11,937	—	—	$11,937
Commercial and industrial	1,000	—	—	1,000
Farmland	—	—	—	—
Other installment loans	54	—	—	54
Total collateral dependent loans	$12,991	—	—	$12,991

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements Using
September 30, 2026	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$17,198	Fair value of property	Cost to sell	Not meaningful N/A

	Fair Value Measurements Using
December 31, 2025	Fair Value	Valuation Technique	Unobservable Inputs	Range, Weighted Average
Collateral dependent loans	$12,991	Fair value of property	Cost to sell	Not meaningful N/A

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

There were no liabilities measured at fair value on a recurring or nonrecurring basis at September 30, 2026 and December 31, 2025.

There were no changes in valuation techniques used during the periods ended September 30, 2026 or December 31, 2025.

Note 15. Subsequent Events

Dividend Declared

On October 21, 2026, the Board of Directors declared a $0.12 per share cash dividend payable on November 20, 2026 to shareholders of record as of November 6, 2026.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a central California-based bank holding company for a bank subsidiary, Community West Bank (the “Bank”). We offer 34 full-service banking centers covering greater Sacramento in the north, throughout the San Joaquin Valley south to Bakersfield, and west to the Central Coast. We provide traditional commercial banking services to small and medium-sized businesses and individuals in the communities that we serve. On April 1, 2026, the Company completed its previously announced merger of United Security Bancshares pursuant to which USB merged with and into the Company, with the Company continuing as the surviving entity. Refer to Note 2 - Business Combination for further discussion of this transaction.

Dividend Declared

On October 21, 2026, the Board of Directors declared a $0.12 per share cash dividend payable on November 20, 2026 to shareholders of record as of November 6, 2026.

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

Financial Highlights

The significant highlights for the Company as of or for the period ended September 30, 2026 included the following:

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
•Net income during the third quarter increased to $8.07 million, or $0.30 per diluted common share, compared to net income of $2.70 million and $0.10 per diluted common share, respectively, in the second quarter of 2026.
•The Company recorded a provision for credit losses of $578,000 during the quarter ended September 30, 2026, as compared to $5,635,000 during the trailing quarter. The current quarter provision is attributed to a provision for credit losses on loans totaling $588,000, a provision for unfunded commitments of $89,000, partially offset by a credit to the reserve for held-to-maturity securities of $99,000.
•Gross loans increased by $19.1 million or 0.54% for the quarter ended September 30, 2026 compared to the quarter ended June 30, 2026 and increased $1.0 billion or 40.22% year-to-date. The fair value of loans acquired from USB was $877.8 million as of April 1, 2026.
•Total deposits increased by $101.0 million or 2.45% for the quarter ended September 30, 2026 compared to the quarter ended June 30, 2026 and $1.1 billion or 36.35% year-to-date. Total deposits acquired as a result of the Merger were $1.1 billion as of April 1, 2026. Brokered deposits decreased by $107.5 million or 24.53% for the quarter ended September 30, 2026 compared to the quarter ended June 30, 2026 and decreased $112.8 million or 25.45% year-to-date. The decrease in brokered deposits was a result of the Company’s strengthened liquidity position from strong core deposit growth, which reduced the need for brokered deposit funding during the period. Excluding the quarter-to-date decrease of $107.5 million in brokered deposits, total deposits increased by $208.5 million or 5.66% relative to the quarter ended June 30, 2026.
•Total cost of deposits decreased to 1.27% for the quarter ended September 30, 2026 compared to 1.31% for the quarter ended June 30, 2026, and decreased from 1.39% for the quarter ended December 31, 2025.
•Average non-interest bearing demand deposits as a percentage of total average deposits totaled 34.82% and 34.14% for the quarters ended September 30, 2026 and June 30, 2026, respectively.

•Net interest margin (calculated on a fully tax equivalent basis) increased to 4.65% for the quarter ended September 30, 2026, from 4.56% for the quarter ended June 30, 2026.
•There were $46.5 million of non-performing assets as of September 30, 2026. Net loan charge offs were $1,377,000 for the quarter ended September 30, 2026 and loans delinquent 30 days or more were $60.4 million as of September 30, 2026.
•Capital positions remain strong at September 30, 2026 with a 9.69% Tier 1 Leverage Ratio; a 11.14% Common Equity Tier 1 Ratio; a 11.26% Tier 1 Risk-Based Capital Ratio; and a 13.28% Total Risk-Based Capital Ratio.
•The Company declared a $0.12 per common share cash dividend, payable on November 20, 2026 to shareholders of record as of November 6, 2026.

Overview

The following is management’s discussion and analysis of the Company’s financial condition, operating results, asset and liability management, liquidity and capital resources and should be read in conjunction with the Condensed Consolidated Financial Statements of the Company and the Notes thereto located at Item 1 of this report.

RESULTS OF OPERATIONS

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(In thousands, except share and per-share amounts)	2026	2026	2025	2026	2025
Net interest income before provision for credit losses	$53,344	$50,912	$34,944	$140,260	$100,431
Provision for credit losses	578	5,635	667	6,303	3,239
Net interest income after provision for credit losses	52,766	45,277	34,277	133,957	97,192
Total non-interest income	4,680	(1,970)	2,966	5,497	7,941
Total non-interest expenses	46,168	39,143	22,167	108,298	67,934
Income before provision for income taxes	11,278	4,164	15,076	31,156	37,199
Provision for income taxes	3,212	1,469	4,203	8,906	10,201
Net income	$8,066	$2,695	$10,873	$22,250	$26,998

During the three months ended September 30, 2026, the Company reported net income of $8,066,000. Basic and diluted earnings per share for the three months ended September 30, 2026 were $0.30 compared to $0.57 for the three months ended September 30, 2025. During the three months ended September 30, 2026, the Company recorded a $578,000 provision for credit losses compared to a $667,000 provision for credit losses during the three months ended September 30, 2025.

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

Reconciliation of GAAP and Non-GAAP Financial Measures

	For the Three Months Ended			For the Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(In thousands, except share and per-share amounts)	2026	2026	2025	2026	2025

NET INCOME ADJUSTED FOR NON-CORE ITEMS
Net income (GAAP)	$8,066	$2,695	$10,873	$22,250	$26,998
Merger and conversion related costs:
Personnel and severance	1,825	4,824	—	6,650	—
Professional services	142	2,361	—	2,871	278
Data processing and technology	3,185	502	—	3,687	—
Other	2,014	60	—	1,994	—
Total merger and conversion related costs	7,166	7,747	—	15,202	278
Loss on sales/calls of investment securities	19	5,899	26	5,918	41
Legal settlement	6,615	—	—	6,615	—
Income tax impact of non-core items (1)	(4,079)	(4,034)	(8)	(8,198)	(94)
Comparable net income (non-GAAP)	$17,787	$12,307	$10,891	$41,787	$27,223
DILUTED EARNINGS PER SHARE
Weighted average diluted shares	27,144,648	27,108,920	19,093,544	24,493,822	19,051,291
Diluted earnings per share (GAAP)	$0.30	$0.10	$0.57	$0.91	$1.42
Comparable diluted earnings per share (non-GAAP)	$0.66	$0.45	$0.57	$1.71	$1.43
RETURN ON AVERAGE ASSETS (Annualized)
Average assets	$5,051,226	$4,927,433	$3,595,359	$4,563,179	$3,559,252
Return on average assets (GAAP)	0.65%	0.22%	1.21%	0.65%	1.01%
Impact of non-core items	0.76%	0.78%	—%	0.57%	0.01%
Comparable return on average assets (non-GAAP)	1.41%	1.00%	1.21%	1.22%	1.02%
RETURN ON AVERAGE EQUITY (Annualized)
Average stockholders' equity	$612,710	$607,758	$386,500	$546,927	$378,037
Return on average equity (GAAP)	5.27%	1.77%	11.25%	5.42%	9.52%
Impact of non-core items	6.34%	6.33%	0.02%	4.76%	0.08%
Comparable return on average equity (non-GAAP)	11.61%	8.10%	11.27%	10.18%	9.60%
EFFICIENCY RATIO
Non-interest expense (GAAP)	$46,168	$39,143	$22,167	$108,298	$67,934
Non-core expenses	(13,781)	(7,747)	—	(21,817)	(278)
Comparable non-interest expense (non-GAAP)	32,387	31,396	22,167	86,481	67,656
Net interest income (GAAP)	53,344	50,912	34,944	140,260	100,431
Non-interest income (GAAP)	4,680	(1,970)	2,966	5,497	7,941
Loss on sales/calls of investment securities	19	5,899	26	5,918	41
Comparable non-interest income (non-GAAP)	$4,699	$3,929	$2,992	$11,415	$7,982
Efficiency ratio (GAAP)	79.57%	79.98%	58.47%	74.30%	62.69%
Comparable efficiency ratio (non-GAAP)	55.80%	57.25%	58.43%	57.02%	62.41%
(1) Calculated at statutory tax rate of 29.56%.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2026	2026	2025	2026	2025
PRE-TAX PRE-PROVISION RETURN ON AVERAGE ASSETS OR EQUITY
Net income (GAAP)	$8,066	$2,695	$10,873	$22,250	$26,998
Exclude provision for income taxes	3,212	1,469	4,203	8,906	10,201
Exclude provision for credit losses	578	5,635	667	6,303	3,239
Net income before income tax and provision expense (Non-GAAP)	$11,856	$9,799	$15,743	$37,459	$40,438

Net income excluding non-core items (Non-GAAP)	17,787	12,307	10,891	41,787	27,223
Exclude provision for income taxes (Non-GAAP) (1)	7,291	5,503	4,211	17,104	10,295
Exclude provision for credit losses	578	5,635	667	6,303	3,239
Net income excluding non-core items before income tax and provision expense (Non-GAAP)	$25,656	$23,445	$15,769	$65,194	$40,757

RETURN ON AVERAGE ASSETS (Annualized)
Average assets	$5,051,226	$4,927,433	$3,595,359	$4,563,179	$3,559,252
Return on average assets (GAAP)	0.65%	0.22%	1.21%	0.65%	1.01%
Pre-tax pre-provision return on average assets (Non-GAAP)	0.94%	0.80%	1.75%	1.09%	1.51%
Pre-tax pre-provision excluding non-core items return on average assets (Non-GAAP)	2.03%	1.90%	1.75%	1.90%	1.53%

RETURN ON AVERAGE EQUITY (Annualized)
Average stockholders' equity	$612,710	$607,758	$386,500	$546,927	$378,037
Return on average equity (GAAP)	5.27%	1.77%	11.25%	5.42%	9.52%
Pre-tax pre-provision return on average equity (Non-GAAP)	7.74%	6.45%	16.29%	9.13%	14.26%
Pre-tax pre-provision excluding non-core items return on average equity (Non-GAAP)	16.75%	15.43%	16.32%	15.89%	14.37%

(1) Calculated as GAAP provision for income taxes plus income tax impact of non-core items at statutory tax rate of 29.56%.

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2026	2026	2026	2025	2025
TANGIBLE COMMON EQUITY
Shareholders’ equity (GAAP)	$602,186	$607,820	$419,203	$409,588	$397,576
Exclude goodwill	155,088	154,600	96,828	96,828	96,828
Exclude other intangibles assets	30,849	32,723	8,015	8,266	8,516
Tangible common shareholders’ equity (Non-GAAP)	$416,249	$420,497	$314,360	$304,494	$292,232

TANGIBLE COMMON EQUITY PER SHARE
Tangible common shareholders’ equity (Non-GAAP)	$416,249	$420,497	$314,360	$304,494	$292,232

Common shares outstanding at end of period	27,134,636	27,131,078	19,185,275	19,163,452	19,138,677

Common shareholders’ equity (book value) per share (GAAP)	$22.19	$22.40	$21.85	$21.37	$20.77
Tangible common shareholders’ equity (tangible book value) per share (Non-GAAP)	$15.34	$15.50	$16.39	$15.89	$15.27

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

COMMUNITY WEST BANCSHARES
SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$142,723	$1,363	3.82%	$104,344	$1,149	4.40%
Securities
Taxable securities	650,903	5,395	3.32%	580,463	4,082	2.81%
Non-taxable securities (1)	235,587	1,593	2.70%	238,353	1,611	2.70%
Total investment securities	886,490	6,988	3.15%	818,816	5,693	2.78%
Total securities and interest-earning deposits	1,029,213	8,351	3.25%	923,160	6,842	2.96%
Loans (2) (3)	3,547,861	60,163	6.73%	2,410,272	40,384	6.65%
Total interest-earning assets	4,577,074	$68,514	5.94%	3,333,432	$47,226	5.62%
Allowance for credit losses	(49,172)			(28,758)
Non-accrual loans	27,809			6,883
Cash and due from banks	65,675			35,484
Bank premises and equipment	40,222			23,963
Other assets	389,618			224,355
Total average assets	$5,051,226			$3,595,359
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$1,048,973	$1,687	0.64%	$618,022	$1,220	0.78%
Money market accounts	1,212,551	7,482	2.45%	861,403	4,953	2.28%
Time certificates of deposit	518,603	4,394	3.36%	491,985	4,612	3.72%
Total interest-bearing deposits	2,780,127	13,563	1.94%	1,971,410	10,785	2.17%
Other borrowed funds	109,991	1,273	4.63%	92,325	1,159	4.91%
Total interest-bearing liabilities	2,890,118	$14,836	2.04%	2,063,735	$11,944	2.30%
Non-interest bearing demand deposits	1,485,004			1,098,889
Other liabilities	63,394			46,235
Shareholders’ equity	612,710			386,500
Total average liabilities and shareholders’ equity	$5,051,226			$3,595,359
Interest income and rate earned on average earning assets		$68,514	5.94%		$47,226	5.62%
Interest expense and interest cost related to average interest-bearing liabilities		14,836	2.04%		11,944	2.30%
Net interest income and net interest margin (4)		$53,678	4.65%		$35,282	4.20%
(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $334 and $338 at September 30, 2026 and September 30, 2025, respectively.
(2)    Loan interest income includes loan (costs) fees of $344 and $(44) at September 30, 2026 and September 30, 2025, respectively. Loan interest income includes an accretion on loan marks of $4,498 and $2,567 at September 30, 2026 and September 30, 2025, respectively.
(3)    Average loans do not include non-accrual loans but do include interest income recovered from previously charged off loans.
(4)    Net interest margin is computed by dividing net interest income by total average interest-earning assets.

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Average Interest Rate	Average Balance	Interest Income/ Expense	Average Interest Rate
ASSETS
Interest-earning deposits in other banks	$118,460	$3,312	3.73%	$97,939	$3,259	4.44%
Securities
Taxable securities	628,997	14,393	3.05%	591,147	12,560	2.83%
Non-taxable securities (1)	236,094	4,796	2.71%	239,179	4,921	2.74%
Total investment securities	865,091	19,189	2.96%	830,326	17,481	2.81%
Total securities and interest-earning deposits	983,551	22,501	3.05%	928,265	20,740	2.98%
Loans (2) (3)	3,190,138	160,698	6.73%	2,367,824	118,346	6.68%
Total interest-earning assets	4,173,689	$183,199	5.87%	3,296,089	$139,086	5.64%
Allowance for credit losses	(42,142)			(26,933)
Non-accrual loans	20,787			6,306
Cash and due from banks	48,651			35,669
Bank premises and equipment	31,606			24,075
Other assets	330,588			224,046
Total average assets	$4,563,179			$3,559,252
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing liabilities:
Savings and NOW accounts	$934,790	$4,496	0.64%	$602,208	$3,113	0.69%
Money market accounts	1,071,669	19,809	2.47%	870,260	15,123	2.32%
Time certificates of deposit	541,115	13,825	3.42%	468,520	13,475	3.85%
Total interest-bearing deposits	2,547,574	38,130	2.00%	1,940,988	31,711	2.18%
Other borrowed funds	110,486	3,802	4.59%	154,957	5,910	5.09%
Total interest-bearing liabilities	2,658,060	$41,932	2.11%	2,095,945	37,621	2.40%
Non-interest bearing demand deposits	1,325,598			1,039,444
Other liabilities	32,594			45,826
Shareholders’ equity	546,927			378,037
Total average liabilities and shareholders’ equity	$4,563,179			$3,559,252
Interest income and rate earned on average earning assets		$183,199	5.87%		$139,086	5.64%
Interest expense and interest cost related to average interest-bearing liabilities		41,932	2.11%		37,621	2.40%
Net interest income and net interest margin (4)		$141,267	4.53%		$101,465	4.12%

(1)    Calculated on a fully tax equivalent basis, which includes Federal tax benefits relating to income earned on municipal bonds totaling $1,007 and $1,034 at September 30, 2026 and September 30, 2025, respectively.
(2)    Loan interest income includes loan fees (costs) of $654 and $272 at September 30, 2026 and September 30, 2025, respectively. Loan interest income includes an accretion on loan marks of $11,914 and $8,866 at September 30, 2026 and September 30, 2025, respectively.
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

Changes in Volume/Rate	For the Three Months Ended September 30, 2026 and 2025			For the Nine Months Ended September 30, 2026 and 2025
(In thousands)	Volume	Rate	Net	Volume	Rate	Net
Increase (decrease) due to changes in:
Interest income:
Interest-earning deposits in other banks	$422	$(208)	$214	$682	$(629)	$53
Investment securities:
Taxable	496	817	1,313	805	1,028	1,833
Non-taxable (1)	(18)	—	(18)	(64)	(61)	(125)
Total investment securities	478	817	1,295	741	967	1,708
Loans	19,060	719	19,779	41,101	1,251	42,352
Total earning assets (1)	19,960	1,328	21,288	42,524	1,589	44,113
Interest expense:
Deposits:
Savings and NOW	849	(382)	467	1,719	(336)	1,383
MMA	2,020	509	2,529	3,500	1,186	4,686
Time certificate of deposits	249	(467)	(218)	2,087	(1,737)	350
Total interest-bearing deposits	3,118	(340)	2,778	7,306	(887)	6,419
Other borrowed funds	222	(108)	114	(1,698)	(410)	(2,108)
Total interest-bearing liabilities	3,340	(448)	2,892	5,608	(1,297)	4,311
Net interest income (1)	$16,620	$1,776	$18,396	$36,916	$2,886	$39,802

(1) Computed on a tax equivalent basis for securities exempt from federal income taxes.

Comparison of the quarter ended September 30, 2026 and September 30, 2025

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 45 basis points to 4.65% for the third quarter of 2026, from 4.20% for the third quarter of 2025. Average interest earning assets were $4,577,074,000 for the three months ended September 30, 2026 compared to $3,333,432,000 for the three months ended September 30, 2025. The $1,243,642,000 increase in average earning assets was attributed to the $1,137,589,000 or 47.20% increase in average loans, a $38,379,000 increase in interest-earning deposits and $67,674,000 increase in investment securities. For the three months ended September 30, 2026, the effective yield on investment securities including Federal funds sold and interest-earning deposits in other banks increased 29 basis points. The effective yield on loans increased 8 basis points. Average interest bearing liabilities increased 40.04% to $2,890,118,000 for the three months ended September 30, 2026, compared to $2,063,735,000 for the same period in 2025.

Interest and fee income from loans increased $19,779,000 or 48.98% for the three months ended September 30, 2026 compared to the same period in 2025. The yield on average loans, excluding nonaccrual loans, was 6.73% for the three months ended September 30, 2026 compared to 6.65% for the same period in 2025. The accretion from fair value marks on loans contributed 51 basis points to the loan yield for the three months ended September 30, 2026 compared to 28 basis points for the same period in 2025.

Interest income from interest-earning deposits in other banks increased $214,000 in the three months ended September 30, 2026 to $1,363,000 compared to $1,149,000 for the same period in 2025. The yield on average interest-earning deposits decreased 58 basis points to 3.82% for the three month period ended September 30, 2026 compared to 4.40% for the same period in 2025. Average interest-earning deposits for the three month period ended September 30, 2026 increased $38,379,000 or 36.78% to $142,723,000 compared to $104,344,000 for the same period in 2025.

Interest income from total investment securities increased $1,295,000 in the three months ended September 30, 2026 to $6,988,000 compared to $5,693,000 for the same period in 2025. The yield on average total investment securities increased 37 basis points to 3.15% for the three month period ended September 30, 2026 compared to 2.78% for the same period in 2025. Average total investment securities for the three month period ended September 30, 2026 increased $67,674,000 or 8.26% to $886,490,000 compared to $818,816,000 for the same period in 2025.

Total interest income for the three months ended September 30, 2026 increased $21,292,000 or 45.41% to $68,180,000 compared to $46,888,000 for the three months ended September 30, 2025. The yield on interest earning assets increased 32 basis points to 5.94% on a fully tax equivalent basis for the three months ended September 30, 2026 from 5.62% for the period ended September 30, 2025. The increase was the result of yield changes, increases in interest rates, asset mix changes, and the Merger.

Interest expense on deposits for the three months ended September 30, 2026 and 2025 was $13,563,000 and $10,785,000, respectively. The average interest rate on interest bearing deposits decreased to 1.94% for the three months ended September 30, 2026 compared to 2.17% for the period ended September 30, 2025. Average interest-bearing deposits increased 41.02% or $808,717,000 to $2,780,127,000 for the three months ended September 30, 2026 compared to $1,971,410,000 for the period ended September 30, 2025.

Average other borrowed funds were $109,991,000 with an effective rate of 4.63% for the three months ended September 30, 2026 compared to $92,325,000 with an effective rate of 4.91% for the three months ended September 30, 2025. Total interest expense on other borrowed funds was $1,273,000 for the three months ended September 30, 2026 and $1,159,000 for the three months ended September 30, 2025.

The cost of interest-bearing liabilities decreased 26 basis points to 2.04% for the three month period ended September 30, 2026 compared to 2.30% for the same period in 2025. The cost of total deposits decreased to 1.27% compared to 1.39% for the three month periods ended September 30, 2026 and 2025, respectively. The decrease in the cost of deposits is primarily attributed to the addition of the USB deposit portfolio which carried an overall lower interest cost. This decrease was further driven by strong organic deposit growth that allowed the maturation and payoff of brokered deposits during the quarter. Average non-interest bearing demand deposits increased 35.14% to $1,485,004,000 for the three month period ended September 30, 2026 compared to $1,098,889,000 for the same period in 2025. The ratio of average non-interest bearing demand deposits to average total deposits decreased to 34.82% in the three month period ended September 30, 2026 compared to 35.79% for the same period in 2025.

Net interest income before the provision for credit losses for the three months ended September 30, 2026 increased by $18,400,000 or 52.66% to $53,344,000 compared to $34,944,000 for the same period in 2025. The increase was a result of increased interest income on average earning assets and a decrease in interest expense on average interest bearing liabilities.

Comparison of the nine months ended September 30, 2026 and September 30, 2025

The Company’s net interest margin (fully tax equivalent basis), expressed as a percentage of average earning assets, increased 41 basis points to 4.53% for the nine months ended September 30, 2026, from 4.12% for the same period of 2025. Average interest earning assets were $4,173,689,000 for the nine months ended September 30, 2026 compared to $3,296,089,000 for the nine months ended September 30, 2025. The $877,600,000 increase in average earning assets was attributed to the $822,314,000 or 34.73% increase in average loans, partially offset by the $3,085,000 decrease in average non-taxable investment securities. For the nine months ended September 30, 2026, the effective yield on loans increased 5 basis points. Average interest bearing liabilities increased 26.82% to $2,658,060,000 for the nine months ended September 30, 2026, compared to $2,095,945,000 for the same period in 2025.

Interest and fee income from loans increased $42,352,000 or 35.79% for the nine months ended September 30, 2026 compared to the same period in 2025. Net interest income during the first nine months of 2026 was impacted by an increase in average total loans of $822,314,000 or 34.73% to $3,190,138,000 compared to $2,367,824,000 for the same period in 2025. The yield on average loans, excluding nonaccrual loans, was 6.73% for the nine months ended September 30, 2026 compared to 6.68% for the same period in 2025. The accretion from fair value marks on loans contributed 49 basis points to the loan yield for the nine months ended September 30, 2026 compared to 54 basis points for the same period in 2025.

Total interest income for the nine months ended September 30, 2026 increased $44,140,000 or 31.97% to $182,192,000 compared to $138,052,000 for the nine months ended September 30, 2025.  The yield on interest earning assets increased 23 basis points to 5.87% on a fully tax equivalent basis for the nine months ended September 30, 2026 from 5.64% for the nine months ended September 30, 2025. The increase to interest income was the result of the acquisition of United Security Bancshares as of April 1, 2026, yield changes, increase in interest rates, and asset mix changes.

Interest expense on deposits for the nine months ended September 30, 2026 and 2025 was $38,130,000 and $31,711,000, respectively. The average interest rate on interest bearing deposits decreased 18 basis points to 2.00% for the nine months ended September 30, 2026 compared to 2.18% for the same period ended September 30, 2025.  Average interest-bearing deposits increased 31.25% or $606,586,000 to $2,547,574,000 for the nine months ended September 30, 2026 compared to $1,940,988,000 for the same period ended September 30, 2025.

Average other borrowed funds were $110,486,000 with an effective rate of 4.59% for the nine months ended September 30, 2026 compared to $154,957,000 with an effective rate of 5.09% for the nine months ended September 30, 2025. Total interest expense on other borrowed funds was $3,802,000 for the nine months ended September 30, 2026 and $5,910,000 for the nine months ended September 30, 2025.

Net interest income before the provision for credit losses for the nine months ended September 30, 2026 increased by $39,829,000 or 39.66% to $140,260,000 compared to $100,431,000 for the same period in 2025. The increase was a result of the acquisition of United Security Bancshares as of April 1, 2026, yield changes, asset mix changes, and an increase in average earning assets, offset by an increase in interest expense on average interest bearing liabilities.

Provision for Credit Losses on Loans

The following table sets forth information regarding our provisions for credit losses on loans, charge-offs and recoveries and ending allowance for credit losses for loans at the dates and for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$49,422	$28,722	$30,071	$25,803
Merger Day 1 ACL	—	—	19,431	—
Provision for credit losses	588	793	5,969	3,601
Losses charged to allowance	(1,575)	(45)	(7,399)	(209)
Recoveries	198	120	561	395
Balance, end of period	$48,633	$29,590	$48,633	$29,590
Allowance for credit losses to total loans at end of period	1.36%	1.21%	1.36%	1.21%

Managing high-risk credits includes developing a business strategy with the customer to mitigate our potential losses. Management continues to monitor these credits with a view to identifying as early as possible when, and to what extent, additional provisions may be necessary. Management believes that the level of allowance for credit losses has been adjusted accordingly.

During the third quarter of 2026, the Company recorded net loan charge-offs of $1,377,000 compared to net recoveries of $75,000 for the same period in 2025. The primary reason for loan charge-offs during the quarter was for charge-offs within an acquired student loan portfolio from the Merger, in which the Company recorded a Day 1 allowance of $8.4 million in anticipation of future charge-offs in this portfolio segment. The net charge-off ratio reflects annualized net charge-offs to average loans of 0.15% for the quarter ended September 30, 2026, compared to annualized net recoveries of 0.01% for the quarter ended September 30, 2025. During the quarter ended September 30, 2026, non-accrual loans increased $18,516,000 to $38,273,000 compared to $19,757,000 at June 30, 2026 and increased $31,318,000 year-to-date to $38,273,000 compared to $6,955,000 at December 31, 2025. The increase in non-accrual loans was due to two loan relationships that reached 90 days past due during the quarter. These loans are evaluated as collateral dependent loans as of September 30, 2026 and the Company believes the loans are adequately reserved for on an individual basis.

During the quarter ended September 30, 2026, the Company recorded a $588,000 provision for credit losses on loans, compared to $793,000 for the same period in 2025. In addition to the provision for credit losses on loans for the quarter ended September 30, 2026, the Company recorded a credit to the provision for credit losses on held-to-maturity securities of $99,000 as compared to $62,000 in the prior year quarter. The Company recorded a provision for unfunded loan commitments totaling $89,000 for the quarter ended September 30, 2026 compared to a credit to the provision of unfunded loan commitments of $64,000 in the prior year quarter. The provision for credit losses for the quarter ended September 30, 2026 was primarily in the

Consumer segment, reflecting a provision for credit losses of $1,445,000, driven primarily by higher than anticipated charge-offs of $1,259,000 related to the acquired student loan portfolio from the Merger; the increase in the provision was partially offset by a credit to the provision for credit losses in both the Commercial and Commercial Real Estate segments due to improved credit quality metrics within those portfolios.

The Company has been and will continue to be proactive in looking for signs of deterioration within the loan portfolio in an effort to manage credit quality and work with borrowers where possible to mitigate losses.

The following table shows classified loans for the periods indicated:

Loan Type (Dollars in thousands)	September 30, 2026	% of Classified loans	December 31, 2025	% of Classified loans
Commercial:
Commercial and industrial	$17,446	15.5%	$8,878	11.3%
Agricultural production	—	—%	—	—%
Total commercial	17,446	15.5%	8,878	11.3%
Real estate:
Construction & other land loans	15,664	13.9%	82	0.1%
Commercial real estate - owner occupied	6,247	5.5%	4,736	6.0%
Commercial real estate - non-owner occupied	40,840	36.3%	29,163	37.1%
Farmland	18,656	16.5%	22,124	28.1%
Multi-family residential	7,255	6.4%	7,283	9.2%
1-4 family - close-ended	2,387	2.1%	2,530	3.2%
1-4 family - revolving	135	0.1%	37	—%
Total real estate	91,184	80.8%	65,955	83.7%
Consumer:
Manufactured Housing	3,744	3.3%	3,394	4.3%
Other installment loans	438	0.4%	569	0.7%
Total consumer	4,182	3.7%	3,963	5.0%
Total classified loans	$112,812		$78,796
Non-Interest Income

The following table shows significant components of non-interest income for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Gain on sale of loans	$1,677	$107	$1,570	1,467.3%	$1,891	$343	$1,548	451.3%
Interchange fees	785	493	292	59.2%	2,085	1,501	584	38.9%
Service charges	673	519	154	29.7%	2,229	1,526	703	46.1%
Appreciation in cash surrender value of bank owned life insurance	530	379	151	39.8%	1,430	1,117	313	28.0%
Federal Home Loan Bank dividends	478	240	238	99.2%	1,251	718	533	74.2%
Loan placement fees	191	215	(24)	(11.2)%	636	632	4	0.6%
Gain on proceeds from death benefits	—	198	(198)	(100.0)%	—	198	(198)	(100.0)%
Net realized losses on sales and calls of investment securities	(19)	(26)	7	(26.9)%	(5,918)	(41)	(5,877)	14,334.1%
Other income	365	841	(476)	(56.6)%	1,893	1,947	(54)	(2.8)%
Total non-interest income	$4,680	$2,966	$1,714	57.8%	$5,497	$7,941	$(2,444)	(30.8)%

The increase in non-interest income quarter-to-date was primarily due to an increase in gain on sale of loans and minimal realized losses in the investment portfolio. The decrease in non-interest income year-to-date as compared to the prior year-to-date period was due to the realized loss on sales within the investment portfolio. The investment sales proceeds were reinvested into higher yielding investment securities and will be accretive to income in future quarters. Partially offsetting these losses were increases in service charges, interchange fees, gain on sale of loans, bank-owned life insurance, and loan placement fees, all of which benefited from the expanded customer and asset base resulting from the Merger with USB completed on April 1, 2026.

The Bank currently holds $17,250,000 in stock from the Federal Home Loan Bank (“FHLB”) of San Francisco in conjunction with our borrowing capacity and generally earns quarterly dividends. We received dividends totaling $478,000 and $1,251,000 for the three and nine months ended September 30, 2026 compared to $240,000 and $718,000 for the three and nine months ended September 30, 2025.

Non-Interest Expenses

The following table shows significant components of non-interest expense for the periods indicated:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$16,667	$12,525	$4,142	33.1%	$45,748	$37,744	$8,004	21.2%
Merger and acquisition expense	7,167	—	7,167	—%	15,202	278	14,924	5,368.3%
Legal settlement	6,615	—	6,615	—%	6,615	—	6,615	—%
Occupancy and equipment	3,958	2,933	1,025	34.9%	10,616	8,554	2,062	24.1%
Information technology	2,675	1,711	964	56.3%	7,046	5,404	1,642	30.4%
Amortization of core deposit intangibles	1,874	250	1,624	649.6%	3,998	752	3,246	431.6%
Data processing expense	1,128	748	380	50.8%	3,106	2,403	703	29.3%
Professional services	714	447	267	59.7%	2,176	1,950	226	11.6%
Regulatory assessments	708	490	218	44.5%	1,940	1,479	461	31.2%
ATM/Debit card expenses	635	359	276	76.9%	1,658	1,149	509	44.3%
Directors’ expenses	231	234	(3)	(1.3)%	727	686	41	6.0%
Loan related expenses	310	252	58	23.0%	704	628	76	12.1%
Advertising	218	185	33	17.8%	604	687	(83)	(12.1)%
Personnel other	64	19	45	236.8%	127	217	(90)	(41.5)%
Other expense	3,204	2,014	1,190	59.1%	8,031	6,003	2,028	33.8%
Total non-interest expense	$46,168	$22,167	$24,001	108.3%	$108,298	$67,934	$40,364	59.4%

Salaries and employee benefits, occupancy and equipment, information technology, data processing, professional services, acquisition and integration expenses, and regulatory assessments are the major categories of non-interest expenses.

Non-interest expenses increased $24,001,000 or 108.27% to $46,168,000 for the three months ended September 30, 2026, compared to $22,167,000 for the three months ended September 30, 2025. The net increase for the three months ended September 30, 2026 was primarily the result of merger expenses of $7,167,000, an expense incurred as a result of a one-time legal settlement of $6,615,000, increases in salaries and employee benefits of $4,142,000, amortization of core deposit intangibles of $1,624,000, occupancy and equipment of $1,025,000, and information technology of $964,000. The legal settlement resolved ongoing litigation related to a former depositor. The increase in expenses for the quarter-to-date period was primarily driven by the Merger.

Non-interest expenses increased $40,364,000 or 59.42% to $108,298,000 for the nine months ended September 30, 2026, compared to $67,934,000 for the nine months ended September 30, 2025. The net increase for the nine month period was primarily the result of increases in merger expenses of $14,924,000, salaries and employee benefits of $8,004,000, expense incurred as a result of a one-time settlement of $6,615,000, occupancy and equipment of $2,062,000, other expenses of $2,028,000, information technology of $1,642,000, and regulatory assessments of $461,000. The increase in expenses for the year-to-date period was primarily driven by the Merger.

Salaries and employee benefits increased $8,004,000 or 21.21% to $45,748,000 for the first nine months of 2026 compared to $37,744,000 for the nine months ended September 30, 2025. The Company added 100 full-time equivalent employees as a result of the Merger, including temporary employees to assist with systems integrations. The average full time equivalent employees were 391 for the three months ended September 30, 2026, compared to 338 for the three months ended September 30, 2025.

Provision for Income Taxes

Our effective income tax rate was 28.48% and 27.88% for the three month periods ended September 30, 2026 and 2025. The increase in the effective tax rate was primarily driven by non-deductible expenses incurred in connection with the Merger. Our effective income tax rate was 28.59% and 27.42% for the nine month periods ended September 30, 2026 and 2025.

The Company reported an income tax provision of $3,212,000 and $4,203,000 for the three month periods ended September 30, 2026 and 2025, respectively. The Company reported an income tax provision of $8,906,000 and $10,201,000 for the nine month periods ended September 30, 2026 and 2025, respectively.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense in the consolidated statements of income. If deemed necessary, the Company maintains a reserve for uncertain income taxes where the merits of the position taken or the amount of the position that would be ultimately sustained upon examination do not meet a more-likely-than-not criteria. As of September 30, 2026 and December 31, 2025, there was no reserve for uncertain tax positions.

On June 27, 2025, California Senate Bill 132 (“SB 132”) was passed and signed into law by Governor Newsom. Effective for taxable years beginning on or after January 1, 2025, SB 132 amends California Rev. & Tax. Code to require financial institutions to apportion income using the single sales factor formula for California. Prior to this change, financial institutions were required to use the three-factor apportionment formula contemplating a payroll factor, property factor, and sales factor. This change in tax law did not have a material impact on the company's tax expense as of September 30, 2026 and for the year ended 2025.

On July 4, 2025, the President of the United States signed and enacted the One Big Beautiful Bill Act (“OBBBA”) into law. Except for certain provisions, the OBBBA is effective for tax years beginning on or after January 1, 2025. The tax and spending legislation permanently extends key business tax breaks originally enacted under the 2017 Tax Cuts and Jobs Act. The law did not materially impact the Company’s tax provision as of September 30, 2026.

FINANCIAL CONDITION

Summary of Changes in Consolidated Balance Sheets

Total assets were $5,013,088,000 as of September 30, 2026, compared to $3,690,317,000 at December 31, 2025, an increase of 35.84% or $1,322,771,000. Total gross loans were $3,562,892,000 at September 30, 2026, compared to $2,540,857,000 at December 31, 2025, an increase of $1,022,035,000 or 40.22%. Total cash and cash equivalents increased 49.82% or $59,277,000 to $178,261,000 at September 30, 2026 compared to $118,984,000 at December 31, 2025. The investment portfolio increased 9.29% or $70,917,000 to $834,241,000 at September 30, 2026 compared to $763,324,000 at December 31, 2025. Total deposits increased 36.35% or $1,125,208,000 to $4,220,482,000 at September 30, 2026, compared to $3,095,274,000 at December 31, 2025. Shareholders’ equity increased 47.02% or $192,598,000 to $602,186,000 at September 30, 2026, compared to $409,588,000 at December 31, 2025. Accrued interest payable and other liabilities was $74,508,000 at September 30, 2026, compared to $42,929,000 at December 31, 2025, an increase of 73.56% or $31,579,000. The increase in shareholders’ equity was driven by the retention of earnings, issuance of common stock, and the completion of the Merger with USB, partially offset by dividends paid. The increases in the various asset categories were all driven by the Merger.

Investments

Our investment portfolio consists primarily of private label mortgage, U.S. Government sponsored entities and agencies collateralized by residential mortgage backed obligations, asset backed securities (PLMABS), corporate debt securities, and obligations of states and political subdivision securities and are classified as available for sale or held to maturity. As of September 30, 2026, investment securities with a fair value of $454,408,000, or 54% of our investment securities portfolio, were held as collateral for public funds, short and long-term borrowings, treasury, tax, and for other purposes.

The total investment portfolio increased $70,917,000 to $834,241,000 at September 30, 2026 compared to $763,324,000 at December 31, 2025.  The fair value of the available-for-sale investment portfolio reflected a net unrealized loss of $51,438,000 at September 30, 2026, compared to net unrealized losses of $39,673,000 at December 31, 2025 and $42,738,000 at September 30, 2025.

See Note 3 of the Notes to Consolidated Financial Statements (unaudited) included in this report for carrying values and estimated fair values of our investment securities portfolio.

Loans

Total gross loans increased $1,022,035,000 or 40.22% to $3,562,892,000 as of September 30, 2026, compared to $2,540,857,000 as of December 31, 2025.

The following table sets forth information concerning the composition of our loan portfolio at the dates indicated:

Loan Type (Dollars in thousands)	September 30, 2026	% of Total Loans	December 31, 2025	% of Total Loans
Commercial:
Commercial and industrial	$276,340	7.8%	$156,744	6.2%
Agricultural production	67,001	1.9%	34,152	1.3%
Total commercial	343,341	9.7%	190,896	7.5%
Real estate:
Construction & other land loans	225,647	6.3%	80,452	3.2%
Commercial real estate - owner occupied	556,074	15.6%	368,604	14.5%
Commercial real estate - non-owner occupied	1,255,338	35.2%	992,486	39.1%
Farmland	158,213	4.4%	142,100	5.6%
Multi-family residential	230,171	6.5%	199,123	7.8%
1-4 family - close-ended	305,879	8.6%	111,741	4.4%
1-4 family - revolving	47,854	1.3%	39,818	1.6%
Total real estate	2,779,176	77.9%	1,934,324	76.2%
Consumer:
Manufactured housing	318,711	8.9%	322,761	12.7%
Other installment loans	121,426	3.4%	92,589	3.6%
Total consumer	440,137	12.3%	415,350	16.3%
Net deferred origination costs	238	0.1%	287	—%
Loan, net of deferred origination fees	3,562,892	100.0%	2,540,857	100.0%
Allowance for credit losses	(48,633)		(30,071)
Total loans	$3,514,259		$2,510,786

As of September 30, 2026, in management’s judgment, a concentration of loans existed in commercial real estate loans representing approximately 57.2% of total loans. We believe that our commercial real estate loan underwriting policies and practices result in prudent extensions of credit, but recognize that our lending activities result in relatively high reported commercial real estate lending levels. Although we believe the loans within this real estate concentration have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in our primary market areas, in particular, could have an adverse impact on collectability, increase the level of real estate-related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In order to mitigate these risks, the Board reviews and approves concentration limits proposed by management. Exceptions to limitations of concentrations are reported to the Board of Directors at least quarterly. Additionally, the Company maintains policy guidelines for maximum loan to value ratios to mitigate the risk of general declines in real estate values. The Company performs regular risk assessments, portfolio monitoring of loans, and stress tests as part of its risk management policies to identify any negative trends within the portfolio. Within the commercial real estate portfolio, there is diversification of collateral type and geography throughout our footprint. The Company did not engage in any sub-prime mortgage lending activities during the three and nine months ended September 30, 2026 and 2025.

The following table presents the commercial real estate owner and non-owner occupied loan balances, associated percentage of commercial real estate concentrations of those sub-categories by collateral type as of the dates indicated:

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Loan Balance	% of Category	Loan Balance	% of Category
Commercial real estate - owner occupied
Office	$84,754	15.24%	$56,565	15.35%
Industrial & warehouse	123,810	22.27%	104,427	28.33%
Retail	67,142	12.07%	46,300	12.56%
Gas Stations	138,387	24.89%	65,985	17.90%
Restaurants	28,358	5.10%	22,054	5.98%
Other	113,623	20.43%	73,273	19.88%
Total	$556,074	100.00%	368,604	100.00%

Commercial real estate - non-owner occupied
Office	$389,726	31.05%	$317,917	32.03%
Industrial & warehouse	163,103	12.99%	161,466	16.27%
Retail	260,786	20.77%	229,954	23.17%
Hospitality	253,318	20.18%	186,599	18.80%
Other	188,405	15.01%	96,550	9.73%
Total	$1,255,338	100.00%	$992,486	100.00%

The following table presents repricing data for our gross loans portfolio, broken out by loan type and repricing interval. This table provides insight into the timing of interest rate resets across different loan categories, offering a more detailed view of the portfolio’s sensitivity to changes in market rates:

Loan Type (Dollars in thousands)	3 months or less	3 - 12 months	1 - 3 Years	3 - 5 Years	5 - 15 Years	Over 15 years	Total
Commercial:
Commercial and industrial	$158,996	$19,652	$25,076	$46,891	$24,723	$1,002	$276,340
Agricultural production	61,360	450	424	829	3,938	—	67,001
Total commercial	220,356	20,102	25,500	47,720	28,661	1,002	343,341
Real estate:
Construction & other land loans	$188,770	$9,199	$4,107	$3,507	$20,064	$—	225,647
Commercial real estate - owner occupied	54,911	41,471	137,159	273,490	49,043	—	556,074
Commercial real estate - non-owner occupied	118,336	178,565	345,230	452,632	160,575	—	1,255,338
Farmland	22,082	19,190	34,891	59,178	22,239	633	158,213
Multi-family residential	31,771	13,247	72,405	60,566	52,182	—	230,171
1-4 family - close-ended	20,037	15,563	18,690	24,015	5,684	221,890	305,879
1-4 family - revolving	45,303	—	5	171	2,375	—	47,854
Total real estate	481,210	277,235	612,487	873,559	312,162	222,523	2,779,176
Consumer:
Manufactured Housing	$7,621	$54,026	$21,632	$22,655	$69,372	$143,405	318,711
Other installment loans	25,045	351	3,010	4,090	88,696	234	121,426
Total consumer	32,666	54,377	24,642	26,745	158,068	143,639	440,137
Gross loans	$734,232	$351,714	$662,629	$948,024	$498,891	$367,164	$3,562,654
% of total	20.61%	9.87%	18.60%	26.61%	14.00%	10.31%	100.00%

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

At September 30, 2026 there were $46,458,000 nonperforming assets, compared to $6,955,000 at December 31, 2025. The increase in nonperforming assets during the year was primarily due to two substandard loans that reached 90 days past due during the year-to-date period and the addition of other real estate owned through the Merger. The total nonperforming assets balance consists of $38,273,000 in total non-accrual loans and $8.2 million in other real estate obtained through the USB Merger. The following table presents information about the Company's non-performing loans and non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2026	December 31, 2025
Non-accrual loans:
Commercial:
Commercial and industrial	$7,937	$1,533
Agricultural production	—	—
Total commercial	7,937	1,533
Real estate:
Construction & other land loans	—	—
Commercial real estate - owner occupied	1,724	101
Commercial real estate - non-owner occupied	16,881	530
Farmland	8,175	1,525
Multi-family residential	—	—
1-4 family - close-ended	1,882	1,697
1-4 family - revolving	50	—
Total real estate	28,712	3,853
Consumer:
Manufactured housing	1,318	1,485
Other installment	306	84
Total consumer	1,624	1,569
Total non-accrual loans	38,273	6,955
Other real estate owned	8,185	—
Total non-performing assets	$46,458	$6,955

Allowance for Credit Losses on Loans

For additional information regarding provisions to credit losses on loans, see “Provision for credit losses on loans” above. Based on the current conditions of the loan portfolio, management believes that the $48,633,000 is adequate to absorb current expected credit losses in the Company’s loan portfolio.

The following table summarizes the allocation for the allowance for credit losses by loan type as of the dates indicated (in thousands):

Loan Type	September 30, 2026	December 31, 2025
Commercial:
Commercial and industrial	$4,254	$2,212
Agricultural production	1,678	535
Total commercial	5,932	2,747
Real estate:
Construction & other land loans	3,405	1,751
Commercial real estate - owner occupied	5,303	3,492
Commercial real estate - non-owner occupied	12,638	11,102
Farmland	3,519	1,423
Multi-family residential	2,549	2,175
1-4 family - close-ended	2,684	1,481
1-4 family - revolving	973	892
Total real estate	31,071	22,316
Consumer:
Manufactured housing	3,416	3,692
Other installment	8,214	1,316
Total consumer	11,630	5,008
Total allowance for credit losses	$48,633	$30,071
As of September 30, 2026, the balance in the allowance for credit losses (ACL) on loans was $48,633,000, or 1.36% of total gross loans, compared to $30,071,000, or 1.18% of total gross loans, as of December 31, 2025. The primary driver of this increase was the acquisition of USB, which contributed $19.4 million in Day 1 allowance balances across all portfolio segments. As a result of the Company's early adoption of ASU 2025-08, a Day 1 allowance for credit losses was established for acquired loans at the Merger date. The increase in the allowance as a percentage of loan is directly attributable to the higher reserve amounts for a student loan portfolio acquired as part of the Merger. The Company believes the allowance for credit losses is adequate to provide for expected credit losses within the loan portfolio at September 30, 2026.
The balance of unfunded commitments to extend credit on construction and other loans and letters of credit was $810,533,000 as of September 30, 2026, compared to $491,413,000 as of December 31, 2025. At September 30, 2026 and December 31, 2025, the balance of the reserve for unfunded commitments was $1,845,000 and $1,325,000, respectively. The reserve for unfunded commitments is calculated by management using appropriate, systematic, and consistently applied processes. While related to credit losses, this allocation is not a part of the ACL on loans and is considered separately as a liability for accounting and regulatory reporting purposes.

The following table illustrates and sets forth additional analysis which portrays the trends that are occurring in the loan portfolio.

	September 30, 2026		December 31, 2025		September 30, 2025
(Dollars in thousands)	Balance	% to Total Loans	Balance	% to Total Loans	Balance	% to Total Loans
Past due loans 30 days or more	$60,369	1.69%	$23,208	0.91%	$24,143	0.98%
Nonaccrual loans	38,273	1.07%	6,955	0.27%	7,072	0.29%

The balance of past due loans 30 days or more increased by $37,161,000 from $23,208,000 at December 31, 2025 to $60,369,000 as of September 30, 2026. The increase in nonaccrual loans during the year-to-date period did not cause an increase to the overall allowance for loan losses, as the loans that migrated from pooled to specific reserves were adequately reserved under the pooled method.

Deposits

The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. All of a depositor’s accounts at an insured depository institution, including all non-interest bearing transactions accounts, are insured by the FDIC up to standard maximum deposit insurance amount of $250,000 for each deposit insurance ownership category.

Total deposits increased $1,125,208,000 or 36.35% to $4,220,482,000 as of September 30, 2026, compared to $3,095,274,000 as of December 31, 2025. Interest-bearing deposits increased $684,771,000 or 33.62% to $2,721,280,000 as of September 30, 2026, compared to $2,036,509,000 as of December 31, 2025. Non-interest bearing deposits increased $440,437,000 or 41.60% to $1,499,202,000 as of September 30, 2026, compared to $1,058,765,000 as of December 31, 2025.

The composition of the deposits and average interest rates at September 30, 2026 and December 31, 2025 is summarized in the table below.

(Dollars in thousands)	September 30, 2026	% of Total Deposits	Average Interest Rate	December 31, 2025	% of Total Deposits	Average Interest Rate
Savings and NOW accounts	$938,600	22.3%	0.64%	$674,704	21.8%	0.73%
MMA accounts	1,305,018	30.9%	2.47%	858,354	27.7%	2.31%
Time deposits	477,662	11.3%	3.42%	503,451	16.3%	3.79%
Total interest-bearing	2,721,280	64.5%	2.00%	2,036,509	65.8%	2.17%
Non-interest bearing	1,499,202	35.5%		1,058,765	34.2%
Total deposits	$4,220,482	100.0%		$3,095,274	100.0%

As of September 30, 2026 there was $1,757,493,000 in uninsured deposits or 41.64% of total deposits, compared to $1,185,118,000 and 38.29% as of December 31, 2025.

Other Borrowings

As of September 30, 2026, the Company had $21,000,000 Federal Home Loan Bank (“FHLB”) of San Francisco overnight advances outstanding. As of September 30, 2026, the Company had two short-term advances outstanding totaling $20,000,000 with a weighted average interest rate of 3.91%. We maintain a line of credit with the FHLB collateralized by government securities and loans. Refer to the Liquidity section below for further discussion of FHLB advances.

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

Our shareholders’ equity was $602,186,000 at September 30, 2026, compared to $409,588,000 at December 31, 2025. The increase from December 31, 2025 in shareholders’ equity is the result of an increase in retained earnings from net income of $22,250,000, common stock issued due to the Merger of $184,586,000, stock issued under the employee purchase plan of $254,000, the effect of share-based compensation expense of $918,000, stock options exercised of $358,000 and an increase in accumulated other comprehensive loss of $6,731,000, partially offset by common stock cash dividends of $8,810,000.

During the first nine months of 2026, the Company declared and paid $8,810,000 in cash dividends ($0.36 per common share) to holders of common stock. The Company declared and paid $6,863,000 in cash dividends ($0.36 per common share) to holders of common stock during the nine months ended September 30, 2025.

The following table presents the Company’s regulatory capital ratios as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement
September 30, 2026	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$474,906	9.69%	$195,994	4.00%
Common Equity Tier 1 Ratio (CET 1)	$469,906	11.14%	$189,786	4.50%
Tier 1 Risk-Based Capital Ratio	$474,906	11.26%	$253,047	6.00%
Total Risk-Based Capital Ratio	$560,279	13.28%	$337,397	8.00%

December 31, 2025	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$349,430	9.80%	$142,632	4.00%
Common Equity Tier 1 Ratio (CET 1)	$344,430	11.56%	$134,072	4.50%
Tier 1 Risk-Based Capital Ratio	$349,430	11.73%	$178,762	6.00%
Total Risk-Based Capital Ratio	$416,145	13.97%	$238,350	8.00%

The following table presents the Bank’s regulatory capital ratios as of September 30, 2026 and December 31, 2025.

(Dollars in thousands)	Actual Ratio		Minimum regulatory requirement (1)		Minimum requirement for “Well-Capitalized” Institution
September 30, 2026	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$529,096	10.82%	$195,611	4.00%	$244,514	5.00%
Common Equity Tier 1 Ratio (CET 1)	$529,096	12.58%	$189,324	7.00%	$273,467	6.50%
Tier 1 Risk-Based Capital Ratio	$529,096	12.58%	$252,432	8.50%	$336,575	8.00%
Total Risk-Based Capital Ratio	$562,985	13.38%	$336,575	10.50%	$420,719	10.00%

December 31, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 Leverage Ratio	$407,337	11.44%	$142,447	4.00%	$178,059	5.00%
Common Equity Tier 1 Ratio (CET 1)	$407,337	13.70%	$133,839	7.00%	$193,324	6.50%
Tier 1 Risk-Based Capital Ratio	$407,337	13.70%	$178,453	8.50%	$237,937	8.00%
Total Risk-Based Capital Ratio	$439,173	14.77%	$237,937	10.50%	$297,421	10.00%
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

Our primary sources of liquidity are derived from financing activities which include the acceptance of customer and, to a lesser extent, broker deposits, Federal funds facilities with correspondent banks, and advances from the Federal Home Loan Bank of San Francisco. These funding sources are augmented by payments of principal and interest on loans, the routine maturities and pay downs of securities from the securities portfolio, the stability of our core deposits and the ability to sell investment securities. As of September 30, 2026, the Company had unpledged securities totaling $352,274,000 available as a secondary source of liquidity and total cash and cash equivalents of $178,261,000. Cash and cash equivalents at September 30, 2026 increased 49.82% compared to $118,984,000 at December 31, 2025. Primary uses of funds include withdrawal of and interest payments on deposits, originations and purchases of loans, purchases of investment securities, and payment of operating expenses.

As a means of augmenting our liquidity, we have established federal funds lines with our correspondent banks. At September 30, 2026, our available borrowing capacity includes approximately $150,000,000 in unsecured credit lines with our correspondent banks, $998,199,000 in unused FHLB borrowing capacity, and a $2,814,000 secured credit line at the Federal Reserve Bank. We believe our liquidity sources to be stable and adequate. At September 30, 2026, we were not aware of any information that was reasonably likely to have a material effect on our liquidity position.

The following table reflects the Company’s credit lines, balances outstanding, and pledged collateral at September 30, 2026 and December 31, 2025:

Credit Lines (In thousands)	September 30, 2026	December 31, 2025
Unsecured Credit Lines
Total credit limit	$150,000	$110,000
Balance outstanding	—	—
Federal Home Loan Bank
Total credit limit	1,114,199	809,391
Balance outstanding	41,000	73,000
Letters of credit	75,000	27,000
Collateral pledged	2,618,714	1,446,828
Fair value of collateral	1,658,137	1,230,691
Federal Reserve Bank
Credit limit	2,814	3,411
Balance outstanding	—	—
Collateral pledged	3,483	3,910
Fair value of collateral	3,005	3,536

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

ALCO and the Bank’s Board of Directors review our exposure to interest rate risk at least quarterly. We use simulation models to measure interest rate risk and to evaluate strategies to improve profitability in the context of policy guidelines. A simplified statement of condition is prepared on a quarterly basis as a starting point, using instrument level data of our actual loans, investments, borrowings and deposits as inputs. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Bank’s Board of Directors, management may adjust the asset and liability mix to bring the risk position within approved limits or take other actions. Governing policies are subject to review by regulators and are updated to incorporate their observations and to adapt to changes in idiosyncratic and systemic risks. At September 30, 2026, interest rate risk was within policy guidelines established by ALCO and the Bank’s Board of Directors. One set of interest rates modeled and evaluated against flat interest rates and a static balance sheet is a series of immediate parallel shifts in the yield curve. Our most recent analysis of our interest rate sensitivity is provided in the following table as an example rather than an expectation of likely interest rate movements.

Immediate and Parallel Shift in Interest Rates (in basis points)	Estimated Change in Net Interest Income in Year 1, as percent of Net Interest Income	Estimated Change in Net Interest Income in Year 2, as percent of Net Interest Income
up 400	5.37%	7.45%
up 300	4.51%	6.17%
up 200	3.63%	4.84%
up 100	2.95%	3.83%
down 100	(1.86)%	(2.98)%
down 200	(3.05)%	(5.48)%
down 300	(3.76)%	(7.63)%

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

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to litigation arising in the ordinary course of business. For additional information on the Company’s litigation, see Note 10 to the Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from risk factors as previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4. MINE SAFETY DISCLOSURES

None to report.

ITEM 5. OTHER INFORMATION

None to report.

ITEM 6 EXHIBITS

3.1
Amended and Restated Articles of Incorporation of Central Valley Community Bancorp attached as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024, and incorporated herein by reference.

3.2
Amended and Restated bylaws of the Company as amended attached as Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 15, 2024, and incorporated herein by reference.

4.1
Indenture, dated as of August 17, 2006 between Service 1st Bancorp, as Issuer, and Wells Fargo Bank, National Association, as trustee, attached as Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

4.2
Declaration of Trust for Service 1st Capital Trust I, dated as of August 17, 2006, between Wells Fargo Bank, National Association as trustee, and Central Valley Community Bancorp as successor through merger to Service 1st Bancorp, attached as Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 and incorporated herein by reference.

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

Community West Bancshares

Date: November 5, 2026	/s/ James J. Kim
James J. Kim
Chief Executive Officer

Date: November 5, 2026	/s/ Shannon R. Livingston
Shannon R. Livingston
Executive Vice President and Chief Financial Officer